Form 10-Q
period 2011-06-30
Wesco Aircraft Holdings, Inc
filed 2011-08-17
CIK 1378718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35235

WESCO AIRCRAFT HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5441563
(State of Incorporation)	(I.R.S. Employer
Identification Number)

27727 Avenue Scott

Valencia, California 91355
 (Address of Principal Executive Offices and Zip Code)

(661) 775-7200
 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of August 17, 2011 was 85,569,788.

PART I — FINANCIAL INFORMATION

ITEM 1.                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Wesco Aircraft Holdings, Inc. & Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2011	September 30, 2010

Assets
Current assets
Cash and cash equivalents	$35,939	$39,463
Accounts receivable, net of allowance for doubtful accounts of $4,367 at June 30, 2011 and $6,236 at September 30, 2010	100,092	89,427
Inventories	480,784	483,442
Prepaid expenses and other current assets	8,903	6,581
Deferred income taxes	30,482	33,138
Total current assets	656,200	652,051

Property and equipment, net	21,620	20,173
Deferred financing costs, net	13,193	10,329
Goodwill	504,929	504,841
Intangible assets, net	87,305	89,998
Other assets	434	1,620
Total assets	$1,283,681	$1,279,012

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,601	$59,183
Accrued expenses and other current liabilities	17,000	20,888
Income taxes payable	1,599	5,500
Capital lease obligations—current portion	2,112	1,354
Total current liabilities	66,312	86,925
Long-term debt	584,000	620,243
Capital lease obligations	1,183	1,789
Deferred income taxes	27,167	23,927
Other liabilities	—	389
Total liabilities	678,662	733,273

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share: 950,000,000 shares authorized; 83,875,053 shares issued and outstanding as of June 30, 2011 and September 30, 2010	84	84
Class B convertible redeemable common stock, $0.001 par value per share: 2,000,000 shares authorized; 1,140,790 and 1,089,742 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	1	1
Additional paid-in capital	330,585	329,181
Accumulated other comprehensive loss	(6,981)	(7,288)
Retained earnings	281,330	223,761
Total stockholders’ equity	605,019	545,739
Total liabilities and stockholders’ equity	$1,283,681	$1,279,012

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net sales	$180,013	$171,116	$529,556	$482,027
Cost of sales	111,393	102,876	326,811	295,948
Gross profit	68,620	68,240	202,745	186,079
Selling, general and administrative expenses	29,817	24,968	79,698	74,294
Income from operations	38,803	43,272	123,047	111,785
Interest expense, net	(14,966)	(9,199)	(27,551)	(27,413)
Other income (expense), net	45	(495)	(133)	562
Income before provision for income taxes	23,882	33,578	95,363	84,934
Provision for income taxes	(9,921)	(12,121)	(37,794)	(31,292)
Net income	$13,961	$21,457	$57,569	$53,642

Net income per share:
Basic	$0.15	$0.24	$0.64	$0.59
Diluted	$0.15	$0.24	$0.62	$0.59

Weighted average shares outstanding:
Basic	90,613,816	90,569,141	90,598,673	90,569,141
Diluted	92,712,655	90,571,536	92,661,695	90,571,353

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities
Net income	$57,569	$53,642
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	2,774	3,198
Depreciation	4,186	3,513
Amortization of deferred financing costs	10,280	3,465
Bad debt and sales return reserve	348	750
Non-cash foreign currency exchange	(269)	(415)
Non-cash stock-based compensation	1,404	1,873
Change in fair value of derivative	(4,141)	2,196
Deferred income tax provision	5,900	4,792
Changes in assets and liabilities
Accounts receivable	(10,628)	(11,170)
Income taxes receivable	(3,275)	(18)
Inventories	2,447	(1,634)
Prepaid expenses and other assets	1,969	2,586
Accounts payable	(13,602)	(2,639)
Accrued expenses and other liabilities	(222)	3,486
Income taxes payable	(3,722)	2,304
Net cash provided by operating activities	51,018	65,929

Cash flows from investing activities
Purchases of property and equipment	(3,991)	(2,527)
Net cash used in investing activities	(3,991)	(2,527)

Cash flows from financing activities
Net repayments under line of credit	—	(798)
Proceeds from issuance of long-term debt	615,000	—
Repayments of long-term debt	(651,243)	(38,382)
Financing fees	(13,144)	—
Repayment of capital lease obligations	(1,448)	(902)
Net cash used in financing activities	(50,835)	(40,082)

Effect of foreign currency exchange rates on cash and cash equivalents	284	(881)

Net increase (decrease) in cash and cash equivalents	(3,524)	22,439
Cash and cash equivalents, beginning of period	39,463	11,406

Cash and cash equivalents, end of period	$35,939	$33,845

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Wesco Aircraft Holdings, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our prospectus dated July 27, 2011, filed pursuant to Securities Act Rule 424(b) relating to registration statement on Form S-1.

Note 2. Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2012 fiscal year, although early adoption is permitted. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The Company does not believe that the adoption of this guidance will significantly change the timing in which revenue is recorded as the pricing of its service components are included in the per unit price of the products delivered to the customer, which is solely contingent on the number of units sold. As a result, the revenue earned on the service element does not become fixed or determinable until delivery of the product has taken place.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers, whether the Company has the power to direct the activities that most significantly impact the VIEs’ economic performance and shares in the significant risks and rewards of the entity. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The Company adopted the provisions of this VIE guidance at the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued guidance revised two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The guidance also clarifies that disclosures should be disaggregated by class

Note 2. Recent Accounting Pronouncements (Continued)

of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements will become effective for the Company’s financial statements for the period ended September 30, 2011, except for the requirement concerning gross presentation of Level 3 activity, which will become effective for fiscal years beginning after December 15, 2010. Since the Company doesn’t currently have any Level 3 fair value measurements, the adoption of this standard did not have an impact on the consolidated financial statements.

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for the Company beginning in fiscal year 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Note 3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. The carrying amounts and fair value of the debt instruments as of June 30, 2011 were as follows:

	Carrying Value	Fair Value
$265,000 term loan	$248,000	$248,000
$350,000 term loan	$336,000	$336,000

Note 4. Derivative Financial Instruments

The Company enters into interest rate swap arrangements in order to manage its net exposure to interest rate changes on the Company’s long-term debt. Interest rate swap contracts involve the exchange of floating rate interest payment obligations for fixed interest rate payments without the exchange of the underlying principle amounts. The Company accounts for this arrangement pursuant to the provisions of ASC 815, Derivatives and Hedging. ASC 815 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that any changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company’s interest rate swap arrangement is not designated as a hedge pursuant to ASC 815 and, accordingly, the Company reflects the change in fair value of the interest rate swap in the consolidated statements of operations as part of interest expense.

These arrangements also contain an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management. Upon the maturity of its previous interest rate swaps, the Company entered into two interest rate swaps arrangements that expire in February and June 2012. Each interest rate swap converts the interest rate on approximately $200,000 (notional amount) of its outstanding debt from variable rates to a fixed interest rate. On June 30, 2011 the notional amounts of each swap steps down to $100,000.  The swap agreements have fixed the LIBOR component of the term debt to 1.77% and 1.96%.

Exchange-traded derivative financial instruments are valued based on quoted market prices and classified within Level 1 of the valuation hierarchy. Derivative financial instruments that are traded on an index are valued based on direct or indirect prices and classified within Level 2 of the valuation hierarchy. If quoted market prices or other observable inputs are not available, fair value is based on unobservable inputs, including assumptions of market activity and general market conditions, and classified within Level 3 of the valuation hierarchy.

The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table includes the notional amounts and fair value of derivative financial instruments as of June 30, 2011 and September 30, 2010:

		June 30, 2011		September 30, 2010
	Balance Sheet	Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
Swap Contracts	Accrued Expenses	$200,000	$(2,520)	$400,000	$(6,660)

Note 4. Derivative Financial Instruments (Continued)

During the nine months ending June 30, 2010, the Company recorded losses in the amount of $2,196 as a result of changes in fair value of derivative financial instruments. During the nine months ended June 30, 2011, the Company recorded earnings in the amount of $4,141 as a result of changes in fair value of derivative financial instruments. These changes are recorded as a component of interest expense.

The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value as of June 30, 2011 and September 30, 2010, categorized by input level within the fair value hierarchy:

	Fair Value Measurements Using
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
June 30, 2011
Financial instruments measured at fair value on a recurring basis
Derivative financial instruments	—	$(2,520)	—

	Level 1	Level 2	Level 3
September 30, 2010
Financial instruments measured at fair value on a recurring basis
Derivative financial instruments	—	$(6,660)	—

The fair value of our derivative financial instruments is estimated using the net present value of a series of cash flows on both the cap and floor components of the interest rate collars. These cash flows are based on yield curves that take into account the contractual terms of the derivatives, including the period to maturity and market-based parameters such as interest rates and volatility. We incorporated nonperformance risk by adjusting the present value of each liability position utilizing an estimation of our credit risk.

Note 5. Long-Term Debt

Long-term debt consists of the following at:

	June 30,	September 30,
	2011	2010
$550,000 term loan, bearing interest based on Alternate Base Rate (“ABR”) (defined as Prime Rate plus the applicable margin rate of 1.25%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus the applicable margin rate of 2.25%), at the option of the Company. The term loan is payable quarterly equal to 0.25% of the principal amount of $550,000 with the final payment due on September 29, 2013.	$—	$477,243
$150,000 term loan, bearing interest based on ABR (defined as Prime Rate plus the applicable margin rate of 4.75%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus the applicable margin rate of 5.75%), at the option of the Company.	—	143,000

$265,000 term loan, bearing interest based on Alternate Base Rate (“ABR”) (defined as Prime Rate) plus the applicable margin rate of 2.00%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”)) rates plus the applicable margin rate of 3.00%), whichever is greater. The Eurodollar margin rate of 3.00% can step down as low as 2.25% as certain leverage ratio targets are met. The term loan is payable quarterly equal to 1.25% the first year, escalating to 3.75% quarterly by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016. Interest rate was 3.19% at June 30, 2011.

	248,000	—
$350,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus the applicable margin rate of 2.00%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”)) rates plus the applicable margin rate of 3.00%), whichever is greater. The Eurodollar margin rate of 3.00% can step down as low as 2.75% as certain leverage ratio targets are met. The term loan is payable quarterly equal to 0.25% of the principal amount of $350,000. The remaining balance is due April 7, 2017. Interest rate was 4.25% at June 30, 2011	336,000	—
	584,000	620,243
Less: current portion	—	—
Long-term debt	$584,000	$620,243

Note 5. Long-Term Debt (Continued)

On April 7, 2011, the Company completed a refinancing of its existing debt facilities for the purpose of extending the maturity dates under the term loans and increasing its borrowing capacity under the revolver. The new debt consists of a $150,000 revolving line of credit, a $265,000 term loan A and a $350,000 term loan B. The revolving line of credit and the term loan A expire April 7, 2016. The applicable margin for the revolving facility and the term loan A is 2.00% for ABR and 3.00% for Eurocurrency loans during the six-month period after closing. Thereafter, the applicable margin is based on the ratio of the Company’s EBITDA, as defined in the loan agreement, for the most recently ended four fiscal quarters and ranges between 1.25% and 2.25% for the ABR Loans and range between 2.25% and 3.25% for the Eurodollar loans. The applicable margin for term loan B is 2.00% for ABR and 3.00% for Eurocurrency loans until June 30, 2012. Thereafter, the applicable margin is based on the ratio of the Company’s EBITDA, as defined in the loan agreement, for the most recently ended four fiscal quarters and ranges between 1.75% and 2.00% for the ABR Loans and range between 2.75% and 3.00% for the Eurodollar loans.

Under the terms and definitions of the First Lien Credit Agreement as of June 30, 2011, the Company is required to maintain a net debt-to-EBITDA ratio not to exceed 4.00 and an EBITDA-to-net interest expense ratio greater than 2.25. The credit agreement also restricts the Company from incurring certain additional indebtedness, payment of dividends, sale of substantial assets, and limits certain investments. Borrowings under these credit facilities are collateralized by substantially all of the assets of the Company. The Company was in compliance with these covenants at June 30, 2011.

During the nine months ended June 30, 2011, the Company made prepayments totaling approximately $17,000 on the new $265,000 term loan and $14,000 on the new $350,000 term loan. As of June 30, 2011, there were no outstanding borrowings under the $150,000 revolving line of credit.

The Company’s subsidiary, Wesco Aircraft Europe Limited, has available a £10,000 (approximately $16,018 based on the June 30, 2011 exchange rate) line of credit, subject to certain cash balance requirements as defined in the line of credit agreement, that automatically renews annually on October 1. The line of credit bears interest based on the bank base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 ($0) as of September 30, 2010 and June 30, 2011.

As a result of the refinancing, the Company recorded a loss on extinguishment of debt in the amount of $7,129, consisting of write-offs of unamortized debt issuance costs and third party fees of $6,542 and $587, respectively. The loss on extinguishment was recorded as a component of interest expense, net in the consolidated statement of income during the nine months ended June 30, 2011. Additionally, $1,864 of unamortized debt issuance costs remains capitalized and new creditor fees associated with the April 7, 2011 refinancing in the amount of $12,546 were capitalized. These fees will be amortized over the term of the debt using the effective interest rate method.

Note 6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income	$13,961	$21,457	$57,569	$53,642
Foreign exchange translation adjustment	(26)	(666)	307	(5,656)
Total comprehensive income	$13,935	$20,791	$57,876	$47,986

Note 7. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Option Compensation.

Note 7. Net Income Per Share (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except share and		(In thousands, except share and
	per share data)		per share data)

Net income	$13,961	$21,457	$57,569	$53,642
Basic weighted average shares outstanding	90,613,816	90,569,141	90,598,673	90,569,141
Dilutive effect of stock options and restricted stock awards/units	2,098,839	2,395	2,063,022	2,212
Dilutive weighted average shares outstanding	92,712,655	90,571,536	92,661,695	90,571,353
Basic net income per share	$0.15	$0.24	$0.64	$0.59
Diluted net income per share	$0.15	$0.24	$0.62	$0.59

There were no shares of common stock equivalents for the three and nine months ended June 30, 2011 and June 30, 2010, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

Note 8. Segment Reporting

The Company is organized based on geographical location. The Company’s reportable segments are comprised of North America and Rest of the World.

The Company evaluates segment performance based on segment operating earnings or loss. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operating decision-maker (“CODM”). The Company’s Chief Executive Officer (“CEO”) serves as CODM. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

The following table presents net sales and operating income by business segment:

	Three Months Ended June 30, 2011
	North	Rest of the	Intercompany
	America	World	Elimination	Consolidated
Net sales	$161,864	$30,922	$(12,773)	$180,013
Gross profit	60,147	10,038	(1,565)	68,620
Income from operations	35,876	2,727	200	38,803
Interest expense, net	(14,786)	(180)	(—)	(14,966)
Provision for income taxes	(9,222)	(699)	(—)	(9,921)
Capital expenditures	1,202	28	—	1,230
Depreciation and amortization	2,081	250	—	2,331

Note 8. Segment Reporting (Continued)

	Three Months Ended June 30, 2010
	North	Rest of the	Intercompany
	America	World	Elimination	Consolidated
Net sales	$157,383	$24,717	$(10,984)	$171,116
Gross profit	60,470	9,367	(1,597)	68,240
Income from operations	40,074	3,299	(101)	43,272
Interest expense, net	(9,039)	(160)	(—)	(9,199)
Provision for income taxes	(11,328)	(793)	(—)	(12,121)
Capital expenditures	1,084	118	—	1,202
Depreciation and amortization	2,010	239	—	2,249

	Nine Months Ended June 30, 2011
	North	Rest of the	Intercompany
	America	World	Elimination	Consolidated
Net sales	$480,671	$88,449	$(39,564)	$529,556
Gross profit	177,871	29,562	(4,688)	202,745
Income from operations	114,008	8,532	507	123,047
Interest expense, net	(27,000)	(551)	(—)	(27,551)
Provision for income taxes	(35,498)	(2,296)	(—)	(37,794)
Total assets	1,223,463	109,078	(48,860)	1,283,681
Goodwill	498,199	6,730	—	504,929
Capital expenditures	3,749	242	—	3,991
Depreciation and amortization	6,222	738	—	6,960

	Nine Months Ended June 30, 2010
	North	Rest of the	Intercompany
	America	World	Elimination	Consolidated
Net sales	$440,669	$71,976	$(30,618)	$482,027
Gross profit	164,257	26,632	(4,810)	186,079
Income from operations	103,721	8,432	(368)	111,785
Interest expense, net	(26,827)	(586)	(—)	(27,413)
Provision for income taxes	(28,980)	(2,312)	(—)	(31,292)
Total assets	1,216,122	95,581	(42,535)	1,269,168
Goodwill	498,199	6,332	—	504,531
Capital expenditures	2,379	148	—	2,527
Depreciation and amortization	5,956	755	—	6,711

Note 9. Supplemental Cash Flow Information

	Nine Months Ended
	June 30,	June 30,
	2011	2010
Schedule of non-cash investing activities
Property and equipment acquired pursuant to capital leases	$1,536	$1,270

Note 10. Subsequent Events

On August 2, 2011, the Company consummated its initial public offering, or IPO. In the IPO, certain of the Company’s stockholders sold an aggregate of 21,000,000 shares of common stock at a public offering price of $15.00 per share. Immediately prior to the offering, certain option holders exercised stock options to purchase 553,951 shares of common stock that were subsequently sold by the selling stockholders in the IPO. The Company received proceeds of $2,529 from the exercise of these options.  The Company did not receive any proceeds from the sale of shares of common stock in the IPO. In connection with the IPO, the Company amended and restated its certificate of incorporation, pursuant to which (i) our pre-existing shares of Class A and Class B common stock were converted into a single class of common stock and (ii) each share of common stock was then split into nine shares of common stock by way of a stock split. Pursuant to the Company’s amended and restated certificate of incorporation, its authorized capital stock consists of (1) 950,000,000 shares of common stock, par value $0.001 per share, and (2) 50,000,000 shares of preferred stock, par value $0.001 per share. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock split for all periods presented.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part II, Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2010” or “fiscal 2010” means the period from October 1, 2009 to September 30, 2010.

Executive Overview

We are one of the world’s largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time or JIT, delivery and point-of-use inventory management. We supply approximately 450,000 different stock keeping units or SKUs, including hardware, bearings, tools and more recently, electronic components and machined parts. In fiscal 2010, sales of hardware represented 80% of our net sales, with highly engineered fasteners constituting 83% of that amount. We serve our customers under three types of arrangements: JIT contracts, which govern comprehensive outsourced supply chain management services; long term agreements or LTAs, which set prices for specific parts; and ad hoc sales. JIT contracts and LTAs, which together comprised approximately 63% of our fiscal 2010 net sales, are multi-year arrangements that provide us with significant visibility into our future sales.

Founded in 1953 by the father of our current CEO, Wesco has grown to serve over 7,200 customers in the commercial, military and general aviation sectors, including the leading OEMs and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 13.4% compounded annual growth rate over the past 20 years to $656.0 million in fiscal 2010. The Company has more than 1,000 employees and operates accross 28 locations in 10 countries.

On September 29, 2006, 100% of the outstanding stock of Wesco Aircraft Hardware Corp., Wesco Aircraft Israel and the European entities of Flintbrook Ltd., Wesco Aircraft France and Wesco Aircraft Germany were acquired by Wesco Aircraft Holdings, Inc. The acquisition was completed in a leveraged transaction in which affiliates of Carlyle, the prior owner and certain employees of Wesco contributed the equity portion of the purchase price. The prior owner’s and certain employees’ investment represented a contribution of ownership in the predecessor company to the newly formed holding company. In accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for the continuing investors.

On June 30, 2008, Wesco Aircraft Hardware Corp. acquired 100% of the outstanding stock of Airtechnics Inc., or Airtechnics, a distributor of electronic components for the aerospace industry, which we refer to as the Airtechnics Acquisition. The acquisition was funded through a provision in the old senior secured credit facilities (as defined below) that provided for additional borrowing under existing credit terms. Operating cash was also used by us to pay a portion of the purchase price and cover transaction fees and expenses. The assets and liabilities have been recorded at fair value for the interests we acquired.

Recent Developments

New Senior Secured Credit Facilities

On April 7, 2011, Wesco Aircraft Hardware Corp. entered into a new $765.0 million senior secured credit facility with Barclays Bank PLC, as administrative agent and collateral agent, and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Key Bank, N.A. and Barclays Capital, as joint lead arrangers, which we refer to as the new senior secured credit facilities.

The purpose of the refinancing was to extend the maturity dates under the term loans of Wesco Aircraft Hardware Corp.’s existing senior secured credit facilities, which we refer to as the old senior secured credit facilities and increase the borrowing capacity under our revolver. The new senior secured credit facilities consist of a (i) $150.0 million revolving credit facility, which we refer to as the new revolving facility, (ii) $265.0 million term loan A facility, which we refer to as the new term loan A facility, and (iii) $350.0 million term loan B facility, which we refer to as the new term loan B facility. Wesco Aircraft is a guarantor of the new senior secured credit facilities.

As a result of the refinancing, we have recorded a loss on extinguishment of debt in the amount of $7.1 million, consisting of write-offs of unamortized debt issuance costs and third party fees of $6.5 million and $0.6 million, respectively. The loss on extinguishment is recorded as a component of interest expense, net in the consolidated statement of income during the nine months ended June 30, 2011. Additionally, $1.9 million of unamortized debt issuance costs will remain capitalized and new creditor fees associated with the April 7, 2011 refinancing in the amount of $12.5 million will be capitalized. These fees will be amortized over the term of the debt using the effective interest rate method.

Initial Public Offering

On August 2, 2011, we consummated our IPO. In the IPO, certain of our stockholders sold an aggregate of 21,000,000 shares of common stock at a public offering price of $15.00 per share. Immediately prior to the offering, certain option holders exercised stock options to purchase 553,951 shares of common stock that were subsequently sold by the selling stockholders in the IPO. The Company received proceeds of $2.5 million from the exercise of these options.  We did not receive any proceeds from the sale of shares of common stock in the IPO. In connection with the IPO, we amended and restated our certificate of incorporation, pursuant to which (i) our pre-existing shares of class A and class B common stock were converted into a single class of common stock and (ii) each share of common stock was then split into nine shares of common stock by way of a stock split. Pursuant to our amended and restated certificate of incorporation, our authorized capital stock consists of (1) 950,000,000 shares of common stock, par value $0.001 per share, and (2) 50,000,000 shares of preferred stock, par value $0.001 per share.

Industry Trends Affecting Our Business

Commercial Aerospace Market

We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

During 2008 and 2009, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During 2010, as the global economy began to recover, airline passenger volumes began to increase, and we believe they will continue to increase as a result of the economic recovery in developed economies, continued growth in emerging markets, particularly in the Asia-Pacific region, and the secular trend towards increased air travel globally. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. In addition, commercial maintenance, repair and overhaul providers are expected to benefit from similar growth trends to those impacting the commercial original equipment manufacturer, or OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft.

Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

Military Aerospace Market

A significant portion of our sales are also reliant on demand for new military aircraft, which is primarily driven by government spending, the timing of military aircraft orders and evolving U.S. Department of Defense strategies and policies. We believe the diversity of the military aircraft programs we service can help us mitigate the impact of program delays, changes or cancellations, through increased sales to other active programs that directly benefit from such delays, changes or cancellations. For example, we believe the delay in production of the Lockheed Martin F-35 Joint Strike Fighter, or JSF, has resulted in an increase in our sales to manufacturers of the F-18. Going forward, we believe that the company will benefit from increases in the production of the JSF, a program on which we believe our business is well positioned.

We also support customers in the military aerospace MRO market and believe that our presence in this market helps us mitigate the volatility of new military aircraft sales with sales to the aftermarket. We expect demand in the military MRO market to be driven by requirements to maintain aging military fleets, changes in the overall fleet size and the level of U.S. military activity overseas.

Other Factors Affecting Our Financial Results

Fluctuations in Revenue

There are many factors, such as fluctuations in ad hoc sales, timing of aircraft deliveries, changes in selling prices and the volume or timing of customer orders that can cause fluctuations in our financial results from quarter-to-quarter. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons.

We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding relationships with our existing JIT customers to include additional customer sites and additional SKUs. We believe this strategy serves to mitigate fluctuations in our net sales. However, earlier this year we were notified by Boeing of its intent to perform certain supply chain management functions in-house that we had been providing at two Boeing facilities under JIT contracts that were awarded to us when these particular facilities were under different ownership. In fiscal 2010, sales under these contracts accounted for approximately 5.8% of our net sales. If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under JIT contracts and LTAs help to mitigate fluctuations in our financial results, as JIT and LTA customers tend to have steadier purchasing patterns than ad hoc customers.

Fluctuations in Margins

We entered the electronic components business in 2008 after the Airtechnics Acquisition. As we continue to grow our electronics products group, or EPG, business, we expect that EPG sales as a percentage of our total net sales will increase. Gross profit margins on EPG products are lower than the gross profit margins on many of our other products, which we believe will result in a reduction in our overall gross profit margins as our EPG sales increase.

We believe that our strategy of growing our JIT and LTA sales and converting ad hoc customers into JIT and LTA customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are in JIT and LTA-related sales. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to JIT contracts and LTAs.

Our JIT contracts and LTAs generally provide for fixed prices, which can expose us to risks if prices we pay to our suppliers rise due to increased raw material or other costs. However, we believe our expansive product offerings and inventories, our ad hoc sales and, where possible, our longer-term agreements with suppliers have enabled us to mitigate this risk.

Fluctuations in Cash Flow

We believe our cash flows may be affected by fluctuations in our inventory that can occur over time. When we are awarded new programs, we generally increase our inventory to account for expected sales related to the new program, which often take time to materialize. As a result, if certain programs for which we have procured inventory are delayed, we may experience a more sustained inventory increase. For example, we increased our inventory in anticipation of deliveries of the Boeing 787, which have been significantly delayed.

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected.  As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows.

Segment Presentation

We conduct our business through two reportable segments: North America and Rest of the World. We evaluate segment performance based on segment operating earnings or loss. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision-maker, or CODM. Our Chief Executive Officer serves as our CODM. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their respective customers.

Key Components of Our Results of Operations

The following is a discussion of the key line items included in our financial statements for the periods presented below under the heading “Results of Operations.” These are the measures that management utilizes to assess our results of operations, anticipate future trends and evaluate risks in our business.

Net Sales

Our net sales include sales of C class aerospace parts, including hardware, bearings, electronic components, machined parts and installation tooling, and eliminate all intercompany sales. We also provide certain services to our customers, including quality assurance, kitting and JIT supply chain management. However, these services are generally performed in connection with the sale of our products, and as such, the price of such services is included in the price of the products delivered to customers. We do not account for these services as a separate element, as the services do not generally have stand-alone value and typically cannot be separated from the product element of the arrangement. There are no significant post-delivery obligations associated with these services.

We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. In fiscal 2010 we experienced a decrease in ad hoc sales due to a weakening aerospace market that resulted in customers reducing their on-hand inventory and our strategy of transitioning ad hoc sales to JIT contracts or LTAs in an effort to achieve a more predictable revenue stream. JIT contracts and LTAs typically run for three to five years. However, for the nine months ended June 30, 2011, we experienced a slight increase in ad hoc and JIT sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis.

Cost of Sales

The principal component of our cost of sales is product cost, which is approximately 96.1% of our total cost of sales for the nine month period ended June 30, 2011. The remaining components are freight and expediting fees, import duties, tooling repair charges, inventory excess and obsolescence write-down, packaging supplies and physical inventory adjustment charges, which collectively is approximately 3.9% of our total cost of sales for the nine month period ended June 30, 2011.

Product cost is determined by the current weighted average cost of each inventory item and is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers’ available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2010 and the nine month period ended June 30, 2011, as a result of the economic downturn and its effect on the global aerospace industry, our suppliers’ collective available production capacity increased, which generally resulted in a decrease in per part prices and a corresponding decrease in our product costs. We expect that conditions within the aerospace industry will continue to improve, and as a result, that per part prices will increase as our suppliers’ capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand, based on historical and forecasted sell-through rates. We review inventory for excess and obsolescence write-down monthly and adjust the expense and future forecasted sell-through rates as necessary.

Selling, General and Administrative Expenses

The principal components of our selling, general and administrative expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; commissions paid to outside sales representatives; travel and other business expenses; training and recruitment costs; marketing, advertising and promotional event costs; rent; bad debt expense; professional services fees (including legal, audit and tax); and ordinary day-to-day business expenses. Depreciation and amortization expense is also included in selling, general and administrative expenses, and consists primarily of scheduled depreciation for leasehold improvements, machinery and equipment, vehicles, computers, software and furniture and fixtures. Depreciation and amortization also includes intangible amortization expense.

Selling, general and administrative expenses, as a percentage of net sales, have continued to decline as we have leveraged the fixed cost and labor component of our infrastructure while consolidated net sales have grown. For the three months ended June 30, 2011 we experienced an increase in selling, general and administrative expenses as a result of one-time costs associated with our IPO. Going forward, we will continue to incur costs associated with operating as public company.

Other Expenses

Interest Expense, net.  Interest expense, net consists of the interest we pay on our short-term and long-term debt, fees on our revolver and our line-of-credit, deferred financing costs and the costs of hedging agreements, net of interest income.

Other Income (Expense), net.  Other income (expense), net is primarily comprised of unrealized foreign exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical in that they significantly affect our financial statements, and they require our most significant estimates and complex judgments.

Inventories

Our inventory is comprised solely of finished goods. Inventories are stated at the lower of weighted-average cost or market and in-bound freight-related costs are included as part of the cost of inventory held for resale. We record provisions, as appropriate, to write-down excess and obsolete inventory to estimated net realizable value. The process for evaluating excess and obsolete inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be able to be sold in the normal course of business.

Demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the write-down required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time such products are sold.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets acquired in a business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level on July 1 of each year.

Goodwill impairment testing is a two-step test. The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. For all periods presented, our reporting units are consistent with our operating segments. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis and market earnings multiples. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. These assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, the second step measures the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We reviewed the carrying value of our indefinite lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the year ended September 30, 2010 the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of June 30, 2011 related to either goodwill or the indefinite-lived intangible asset.

Revenue Recognition

We recognize product and service revenue when (i) persuasive evidence of an arrangement exists, (ii) title transfers to the customer, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

In connection with the sale of our products, we often provide certain supply chain services. These services are provided exclusively in connection with the sale of products, and as such, the price of such services is generally included in the price of the products delivered to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. There are no significant post-delivery obligations associated with these services.

We also enter into sales rebates and profit sharing arrangements. Such customer incentives are accounted for as a reduction to gross sales and recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and profit sharing arrangements on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available.

Management provides allowances for credits and returns based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations and the allowance established. Sales tax collected from customers is excluded from net sales in the accompanying consolidated statements of income.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. Our foreign subsidiaries are taxed in local jurisdictions at local statutory rates.

Stock-Based Compensation

We account for all stock-based compensation awards to employees and members of our board of directors based upon their fair values as of the date of grant using a fair value method and recognize the fair value of each award as an expense over the requisite service period using the graded vesting method.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes-Merton valuation model, which requires the use of certain subjective assumptions including expected term, volatility, expected dividend, risk-free interest rate, forfeiture rate and the fair value of our common stock. These assumptions generally require significant judgment.

We estimate the expected term of employee options using the average of the time-to-vesting and the contractual term. We derive our expected volatility from the historical volatilities of several unrelated public companies within our industry because we have little information on the volatility of the price of our common stock since we have no trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we also consider the size and financial leverage of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. Our expected dividend rate is zero, as we have never paid any dividends on our common stock and do not anticipate any dividends in the foreseeable future. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life.

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

The following table summarizes the amount of non-cash stock-based compensation expense recognized in our statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Non-cash stock-based compensation	$494	$592	$1,404	$1,873

For the years ending September 30, 2011 and September 30, 2012, we expect to incur stock-based compensation expense of approximately $2.3 million and $2.4 million, respectively.

If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors that become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Results of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Consolidated statements of income:
Net sales:
North America	$161,864	$157,383	$480,671	$440,669
Rest of the World	30,922	24,717	88,449	71,976
Intercompany elimination	(12,773)	(10,984)	(39,564)	(30,618)
Net sales	180,013	171,116	529,556	482,027
Gross profit:
North America	60,147	60,470	177,871	164,257
Rest of the World	10,038	9,367	29,562	26,632
Intercompany elimination	(1,565)	(1,597)	(4,688)	(4,810)
Gross profit	68,620	68,240	202,745	186,079
Selling, general and administrative expenses:
North America	24,271	20,395	63,863	60,536
Rest of the World	5,546	4,573	15,835	13,758
Selling, general and administrative expenses	29,817	24,968	79,698	74,294
Income from operations	38,803	43,272	123,047	111,785
Interest expense, net	(14,966)	(9,199)	(27,551)	(27,413)
Other income (expense), net	45	(495)	(133)	562
Income before provision for income taxes	23,882	33,578	95,363	84,934
Provision for income taxes	(9,921)	(12,121)	(37,794)	(31,292)
Net income	$13,961	$21,457	$57,569	$53,642

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(as a % of total net sales; numbers have been rounded)	2011	2010	2011	2010
Consolidated statements of income:
Net sales:
North America	89.9%	92.0%	90.8%	91.4%
Rest of the World	17.2	14.4	16.7	14.9
Intercompany elimination	(7.1)	(6.4)	(7.5)	(6.4)
Net sales	100.0	100.0	100.0	100.0
Gross profit:
North America	33.4	35.3	33.6	34.1
Rest of the World	5.6	5.5	5.6	5.5
Intercompany elimination	(0.9)	(0.9)	(0.9)	(1.0)
Gross profit	38.1	39.9	38.3	38.6
Selling, general and administrative expenses:
North America	13.5	11.9	12.1	12.6
Rest of the World	3.1	2.7	3.0	2.9
Selling, general and administrative expenses	16.6	14.6	15.1	15.4
Income from operations	21.6	25.3	23.2	23.2
Interest expense, net	(8.3)	(5.4)	(5.2)	(5.7)
Other income (expense), net	—	(0.3)	(—)	0.1
Income before provision for income taxes	13.3	19.6	18.0	17.6
Provision for income taxes	(5.5)	(7.1)	(7.1)	(6.5)
Net income	7.8%	12.5%	10.9%	11.1%

Three Months Ended June 30, 2011 compared with the Three Months Ended June 30, 2010

Net Sales

Consolidated net sales of $180.0 million for the three months ended June 30, 2011 increased approximately $8.9 million, or 5.2%, compared to the three months ended June 30, 2010. Ad hoc, JIT and LTA sales as a percentage of net sales represented 40%, 28% and 32%, respectively, for the three months ended June 30, 2011, as compared to 35%, 32% and 33%, respectively, for the three months ended June 30, 2010.

Net sales of $161.9 million in our North America segment for the three months ended June 30, 2011increased approximately $4.5 million, or 2.8%, compared to the three months ended June 30, 2010. Ad hoc and LTA net sales increased by $11.4 million, $1.4 million respectively, while JIT net sales decreased by $9.3 million, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The primary driver of the ad hoc increase was $5.9 million related to the completion of a contract with one of our customers and the remaining $5.5 million was attributable to general growth across numerous customers. The increase in LTA net sales was primarily driven by a new contract with a military customer. The decrease in JIT net sales was primarily due to $8.6 million of sales for the three months ended June 30, 2010 related to two customers whose contracts have since been completed.

Net sales of $30.9 million in our Rest of the World segment for the three months ended June 30, 2011 increased approximately $6.2 million, or 25.1%, compared to the three months ended June 30, 2010. Ad hoc, JIT and LTA net sales increased by $0.4 million, $4.0 million and $0.3 million, respectively, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The JIT increase was driven by new long-term contracts entered into during the latter half of fiscal 2010, which accounted for $2.6 million in net sales, as well as an improvement in build rates.   Ad hoc net sales improved, despite $1.2 million in sales shifting to a JIT contract, due to a strengthening in demand across our customer base.

Gross Profit

Consolidated gross profit of $68.6 million for the three months ended June 30, 2011 increased approximately $0.4 million, or 0.6%, compared to the three months ended June 30, 2010. Gross profit as a percentage of net sales was 38.1% for the three months ended June 30, 2011, compared to 39.9% for the three months ended June 30, 2010.

Gross profit of $60.1 million in our North America segment for the three months ended June 30, 2011 decreased approximately $0.3 million, or 0.5%, compared to the three months ended June 30, 2010. Gross profit as a percentage of net sales in our North America segment was 37.2% for the three months ended June 30, 2011 compared to 38.4% for the three months ended June 30, 2010. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix.

Gross profit of $10.0 million in our Rest of the World segment for the three months ended June 30, 2011 increased approximately $0.7 million, or 7.2%, compared to the three months ended June 30, 2010. Gross profit as a percentage of net sales in our Rest of the World segment was 32.5% for the three months ended June 30, 2011 compared to 37.9% for the three months ended June 30, 2010. The decrease in gross profit as a percentage of net sales was primarily a result of an increase in certain lower margin JIT sales during the three months ended June 30, 2011.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $29.8 million for the three months ended June 30, 2011 increased approximately $4.8 million, or 19.4%, compared to the three months ended June 30, 2010. Total selling, general and administrative expenses as a percentage of net sales during the three months ended June 30, 2011increased by 2.0% compared to the three months ended June 30, 2010, mainly driven by $2.5 million of IPO expenses incurred during the three months ended June 30, 2011, which accounted for 1.4% of the increase as a percent of net sales.

 Selling, general and administrative expenses of $24.3 million in our North America segment for the three months ended June 30, 2011 increased approximately $3.9 million, or 19.0%, compared to the three months ended June 30, 2010. This increase was primarily due to $2.5 million of IPO expenses during the three months ended June 30, 2011 as compared to June 30, 2010.  Other drivers of this increase were increases of $0.6 million and $0.2 million related to payroll costs and depreciation expense, respectively.

Selling, general and administrative expenses of $5.5 million in our Rest of the World segment for the three months ended June 30, 2011 increased approximately $1.0 million, or 21.3%, compared to the three months ended June 30, 2010. The increase was primarily due to increased payroll costs of $0.9 million driven by a 6.2% increase in headcount to support new contracts.

Other Expenses

Interest Expense, net

Interest expense, net of $15.0 million for the three months ended June 30, 2011 increased approximately $5.8 million or 62.7%, compared to the three months ended June 30, 2010. The increase was primarily the result of a $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old credit facility on April 7, 2011, which was partially offset by lower interest expense as result of a $65.2 million reduction in the outstanding debt balances for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Other Income (Expense), net

Other income, net of $0.05 million for the three months ended June 30, 2011 increased by $0.5 million compared to the three months ended June 30, 2010. This increase was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $9.9 million for the three months ended June 30, 2011 decreased approximately $2.2 million, or 18.2%, compared to the three months ended June 30, 2010. Our effective tax rate was 42% and 36% during the three months ended June 30, 2011 and 2010, respectively. The decrease in provision for income taxes was primarily a result of a $9.7 million, or 28.9%, decrease in pre-tax income from the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Other items impacting our overall tax provision included a decrease in our effective tax rate in the U.S. for the three months ended June 30, 2010 related to the filing of an amended 2008 California return, which resulted in a $1.4 million refund.

Net Income

Due to the factors described above, we reported a net income of $14.0 million for the three months ended June 30, 2011, compared to net income of $21.5 million for the three months ended June 30, 2010. Net income as a percent of net sales decreased 4.7% for the three months ended June 30, 2011, primarily due to a $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old credit facility on April 7, 2011, as well as $2.5 million of expenses related to our IPO.

Nine Months Ended June 30, 2011 compared with the Nine Months Ended June 30, 2010

Net Sales

Consolidated net sales of $529.6 million for the nine months ended June 30, 2011 increased approximately $47.5 million, or 9.9%, compared to the nine months ended June 30, 2010. Ad hoc, JIT and LTA sales as a percentage of net sales represented 39%, 31% and 30%, respectively, for the nine months ended June 30, 2011, as compared to 37%, 31% and 32%, respectively, for the nine months ended June 30, 2010.

Net sales of $480.7 million in our North America segment for the nine months ended June 30, 2011 increased approximately $40.0 million, or 9.1%, compared to the nine months ended June 30, 2010. Ad hoc, JIT and LTA net sales increased approximately by $24.4 million, $3.2 million and $5.0 million, respectively, for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. $10.9 million of the increase in ad hoc net sales was related to the completion of a contract with two of our customers and the remaining $13.5 million was attributable to general growth across numerous customers. The increase in JIT net sales was primarily due to new SKUs added to existing contracts, as well as the addition of new sites for one of our customers, and was partially offset by a reduction in sales in connection with the completion of contracts with two customers. The increase in LTA net sales was primarily driven by a new contract signed in the third quarter of fiscal 2010 with one of our major customers, which generated $4.1 million of additional revenue during the nine months ended June 30, 2011.

Net sales of $88.5 million in our Rest of the World segment for the nine months ended June 30, 2011 increased approximately $16.5 million, or 22.9%, compared to the nine months ended June 30, 2010. Ad hoc, JIT and LTA net sales increased by $2.1 million, $12.8 million and $2.0 million, respectively, for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.  The JIT increase primarily resulted from new long-term contracts entered into during the latter half of fiscal 2010, which accounted for $6.3 million in net sales, as well as an improvement in build rates.   Ad hoc net sales improved, despite converting $2.9 million of ad hoc business to JIT contracts, due to a strengthening in demand across our customer base, with customers replenishing inventories that declined during the recession.  LTA net sales growth was due to an increase in build rates offset by a decline with certain military customers.

Gross Profit

Consolidated gross profit of $202.7 million for the nine months ended June 30, 2011 increased approximately $16.7 million, or 9.0%, compared to the nine months ended June 30, 2010. Gross profit as a percentage of net sales was 38.3% for the nine months ended June 30, 2011, compared to 38.6% for the nine months ended June 30, 2010.

Gross profit of $177.9 million in our North America segment for the nine months ended June 30, 2011 increased approximately $13.6 million, or 8.3%, compared to the nine months ended June 30, 2010. Gross profit as a percentage of net sales in our North America segment was 37.0% for the nine months ended June 30, 2011 compared to 37.3% for the nine months ended June 30, 2010. The decrease in gross profit as a percentage of net sales was primarily driven by an additional $6.6 million of electronic product sales for the nine months ended June 30, 2011, which are typically lower margin sales.

Gross profit of $29.6 million in our Rest of the World segment for the nine months ended June 30, 2011 increased approximately $2.9 million, or 11.0%, compared to the nine months ended June 30, 2010. Gross profit as a percentage of net sales in our Rest of the World segment was 33.4% for the nine months ended June 30, 2011 compared to 37.0% for the nine months ended June 30, 2010. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix as lower margin JIT sales increased significantly. In addition, the ad hoc sales for the nine months ended June 30, 2011 included a large, low-margin sale of approximately $0.8 million.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $79.7 million for the nine months ended June 30, 2011 increased approximately $5.4 million, or 7.3%, compared to the nine months ended June 30, 2010.  This increase was mainly driven by $2.5 million of IPO expenses incurred during the nine months ended June 30, 2011.  However, total selling, general and administrative expenses as a percentage of net sales during the nine months ended June 30, 2011 decreased by 0.3% compared to the nine months ended June 30, 2010, and would have decreased by 0.8% without the IPO expenses.  This decrease in total selling, general and administrative expenses as a percentage of net sales during the nine months ended June 30, 2011, is primarily due to continued leveraging of our existing infrastructure.

Selling, general and administrative expenses of $63.9 million in our North America segment for the nine months ended June 30, 2011 increased approximately $3.3 million, or 5.5%, compared to the nine months ended June 30, 2010. This increase was primarily due to $2.5 million of IPO expenses during the nine months ended June 30, 2011.  Other drivers were increases of $1.2 million, $0.6 million, $0.3 million and $0.7 million related to payroll costs, group insurance, professional services and depreciation, respectively, offset by a $2.2 million recovery of bad debt expense during the nine months ended June 30, 2011 as compared to June 30, 2010.

Selling, general and administrative expenses of $15.8 million in our Rest of the World segment for the nine months ended June 30, 2011 increased approximately $2.1 million, or 15.1%, compared to the nine months ended June 30, 2010. The increase was primarily due to increased payroll costs of $2.2 million driven by a 6.2% increase in headcount to support new contracts.

Other Expenses

Interest Expense, net

Interest expense, net of $27.6 million for the nine months ended June 30, 2011 increased approximately $0.1 million, or 0.5%, compared to the nine months ended June 30, 2010. The increase was primarily the result of a $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old credit facility on April 7, 2011, offset by lower interest expense as result of a $65.2 million reduction in the outstanding debt balances for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.

Other Income (Expense), net

Other expense, net of $0.1 million for the nine months ended June 30, 2011 increased by $0.7 million compared to the nine months ended June 30, 2010. This change was primarily due to unrealized foreign exchange losses associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $37.8 million for the nine months ended June 30, 2011 increased approximately $6.5 million, or 20.8%, compared to the nine months ended June 30, 2010. Our effective tax rate was 40% and 37% during the nine months ended June 30, 2011 and 2010, respectively. The increase in provision for income taxes was primarily a result of a $10.4 million, or 12.3%, increase in pre-tax income from the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. Other items impacting our overall tax provision included a decrease in our effective tax rate in the U.S. for the nine months ended June 30, 2010 related to the filing of an amended 2008 California return, which resulted in a $1.4 million refund.

Net Income

Due to the factors described above, we reported net income of $57.6 million for the nine months ended June 30, 2011, compared to net income of $53.6 million for the nine months ended June 30, 2010. Net income as a percent of net sales decreased 0.2% for the nine months ended June 30, 2011, primarily due to the $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old credit facility on April 7, 2011, as well as $2.5 million of costs related to our IPO during the nine months ended June 30, 2011.  Without this extinguishment of deferred financing charges and IPO expenses, net income as a percent of sales would have increased as we continued to leverage our existing infrastructure.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our new revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $33.8 million and $35.9 million as of June 30, 2010 and 2011, respectively. In addition, as of June 30, 2011, we had no amounts outstanding under the new revolving facility. Our primary uses of cash are for:

•                  operating expenses;

•                  working capital requirements to fund the growth of our business;

•                  capital expenditures that primarily relate to IT equipment and our warehouse operations; and

•                  debt service requirements for borrowings under the new senior secured credit facilities.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our new revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our new revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of June 30, 2011, we did not have any material capital expenditure commitments.

Senior Secured Credit Facilities

New Senior Secured Credit Facilities

The new senior secured credit facilities consist of the (i) $150.0 million new revolving facility, (ii) $265.0 million new term loan A facility and (iii) $350.0 million new term loan B facility. As of June 30, 2011, our outstanding indebtedness under our new senior secured credit facilities was approximately $584.0 million, of which (a) $248.0 million consisted of indebtedness under the new term loan A facility and (b) $336.0 million consisted of indebtedness under the new term loan B facility.  There were no outstanding borrowings under the new revolving facility as of June 30, 2011.

Borrowings under the new revolving facility and new term loan A facility bear interest at the Eurocurrency rate plus the applicable margin or the ABR plus the applicable margin. Borrowings under the new term loan B facility bear interest at a rate equal to (A) the greater of (x) the Eurocurrency rate and (y) 1.25% or (B) the greater of (x) the ABR and (y) 1.25%, plus, in each case, the applicable margin.

The applicable margin for the new revolving facility and the new term loan A facility is 3.00% for Eurocurrency loans and 2.00% for ABR loans for the six-month period after the closing of the new senior secured credit facilities, and thereafter the applicable margin will be based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans. The applicable margin for the new term loan B facility is 3.00% for Eurocurrency loans and 2.00% for ABR loans for the period from the closing date of the new senior secured credit facilities until June 30, 2012, and thereafter the applicable margin will be based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.00% for Eurocurrency loans and 1.75% to 2.00% for ABR loans.

The new revolving facility and new term loan A facility each mature on April 7, 2016 and the new term loan B facility matures on April 7, 2017.

The obligations under the new senior secured credit facilities are guaranteed by us and all of our direct and indirect, wholly owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The new senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The new senior secured credit facilities also require the maintenance of a net-debt-to-EBITDA ratio (as such ratio is defined in the new senior secured credit facilities) of less than 4.00 and a EBITDA-to-net cash interest expense ratio (as such ratio is defined in the new senior secured credit facilities) of no lower than 2.25. As of June 30, 2011, our net-debt-to-EBITDA ratio was 3.03 and our EBITDA-to-net cash interest expense ratio was 7.33.

The new senior secured credit facilities contain customary affirmative covenants, including delivery of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, payment of material taxes and other claims, maintenance of properties and insurance, maintenance of books and records, access to properties and records for inspection by administrative agent and lenders, further assurances and provision of additional collateral and guarantees.

The new senior secured credit facilities provide that, upon the occurrence of certain events of default, the obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA events, certain change of control events and other customary events of default.

Old Senior Secured Credit Facilities

The old senior secured credit facilities, which were repaid on April 7, 2011 in connection with our entry into the new senior secured credit facilities, consisted of a $625.0 million first lien credit facility, which we refer to as the old first lien credit facility, and a $150.0 million second lien credit facility, which we refer to as the old second lien credit facility. At the time of initial incurrence, the old first lien credit facility was comprised of a $450.0 million first lien term loan facility and a $75.0 million first lien revolving line of credit. On June 30, 2008, we modified the terms of the old first lien credit facility to include an additional $100.0 million of term loan borrowings thereunder to fund the Airtechnics Acquisition, bringing the old first lien term loan facility up to $550.0 million at such time. As of April 7, 2011, the date on which the old senior secured credit facilities were repaid, we had approximately $477.2 million outstanding under the old first lien credit facility.

The interest rate on term loans under the old first lien credit facility was calculated using either Alternate Base Rate, or ABR (which is defined as Prime Rate plus an applicable margin rate of 1.25%), or Eurocurrency rate (defined as LIBOR plus an applicable margin rate of 2.25%), at our option. The interest rate on the term loans under the old first lien credit facility was 2.50% as of April 7, 2011.

There were no outstanding borrowings under the old revolving facility as of April 7, 2011, or at any point during fiscal 2010 or fiscal 2011, prior to the repayment of the old senior secured credit facilities. The annual commitment fees for the old revolving facility were approximately $0.3 million.

As of April 7, 2011, we had approximately $129.0 million outstanding under the old second lien credit facility. The interest rate on the old second lien credit facility was calculated using ABR (defined as Prime Rate plus the applicable margin rate of 4.75%) or Eurocurrency rate (defined as LIBOR plus an applicable margin rate of 5.75%), at our option. The interest rate on the old second lien credit facility was 6.00% as of April 7, 2011.

During fiscal 2010, prior to the repayment of the old senior secured credit facilities on April 7, 2011, we made repayments totaling approximately $60.4 million with respect to the term loans under the old first lien credit facility and $7.0 million with respect to the old second lien credit facility, inclusive of contractually scheduled payments.

Our subsidiary, Wesco Aircraft Europe Limited, also has a £10.0 million (approximately $16.0 million based on the June 30, 2011 exchange rate) line of credit available that automatically renews annually on October 1, which we refer to as the UK Line of Credit. This line of credit bears interest based on the base rate plus an applicable margin of 1.15%. There were no outstanding borrowings under the UK Line of Credit as of June 30, 2011.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Nine Months Ended June 30,
(In thousands)	2011	2010
Consolidated statements of cash flows data:
Net cash provided by operating activities	$51,018	$65,929
Net cash used in investing activities	(3,991)	(2,527)
Net cash used in financing activities	(50,835)	(40,082)

Operating Activities

Our operating activities generated $51.0 million of cash in the nine months ended June 30, 2011 a decrease of $14.9 million, compared to the nine months ended June 30, 2010.  This decrease was primarily due to an $11.0 million increase in the use of cash related to accounts payable for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.  The changes in accounts payable was driven by $8.7 million in payments to vendors made during the last two days of the month for the nine month ended June 30, 2011 as opposed to the first week of July for the nine months ended June 30, 2010.

Accounts receivable had cash proceeds of $0.5 million for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.  We manage our accounts receivable collection risk by continually monitoring our accounts receivable aging, days sales outstanding and creditworthiness of our customers. From fiscal 2007 to present, our days sales outstanding has ranged from 50 days to 56 days, with fluctuations within this range resulting from a number of factors, including working days per period, sales volumes, market conditions and payment terms. Recently, our days sales outstanding has increased from 50 days outstanding for the year ended September 30, 2010 to 52 days outstanding for the nine months ended June 30, 2011. However, excluding a $7.7 million receivable which was billed during September 2010 and received prior to September 30, 2010, our days sales outstanding for the year ended September 30, 2010 would have been 54 days. Additionally, approximately 12.1% of our net sales during the nine months ended June 30, 2011 occurred in the month of June, which contributed to the increase in the accounts receivable balance for such period. From September 30, 2010 to June 30, 2011, we have not made any material changes to the payment terms we provide our customers. We believe that our days sales outstanding for the fiscal year ended September 30, 2011 will be consistent with historical levels.

We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We reserve for an account when it is considered to be uncollectible. Reductions in the allowance may occur if we are successful in collecting on receivables which we had previously established an allowance against. Our allowance for doubtful accounts is based on historical experience, aging of accounts receivable and information regarding the creditworthiness of our customers.  Based on our review of the aging, anticipated timing of collections, the amount of receivables that are past due and creditworthiness of our customers, we believe that our allowance for doubtful accounts is appropriate. Our accounts receivable balance as a percentage of net sales was 18.9% and 19.1% for the nine months ended June 30, 2011 and June 30, 2010, respectively.

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter-to-quarter. These fluctuations are primarily driven by changes, from quarter-to-quarter, in (i) the timing of sales and (ii) the current average days sales outstanding. The completion of customer contracts with accelerated payment terms can also contribute to these quarter-to-quarter fluctuations.

Our allowance for doubtful accounts may also fluctuate from quarter-to-quarter. These fluctuations are primarily driven by changes in our accounts receivable balance, and can also be impacted by the repayment of amounts owed to us that had previously been categorized as bad debt.

Investing Activities

Our investing activities used approximately $4.0 million and $2.5 million of cash in the nine months ended June 30, 2011 and 2010, respectively. These amounts were used for investments in various capital expenditures and to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities used $50.8 million of cash in the nine months ended June 30, 2011. This amount primarily consisted of $45.0 million used to repay principal against the old credit facility and new credit facility, $13.1 million used to pay fees associated with the April 2011 debt refinancing and the remaining amount was used to make repayments under our capital lease obligations.

Our financing activities used $40.1 million of cash in the nine months ended June 30, 2010. This primarily consisted of $38.4 million used to repay principal against the old credit facility, $0.8 million to pay off the UK Line of Credit and $0.9 million to make repayments under our capital lease obligations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: general economic and industry conditions; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively manage our inventory; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain an effective IT system; our ability to retain key personnel; risks associated with our international operations; fluctuations in our financial results from period-to-period; The Carlyle Group’s ability to control the majority of the voting power of our outstanding common stock; our ability to effectively compete in our industry; risks related to our indebtedness; and other risks and uncertainties.

Important factors that could cause actual results to differ materially from our expectations are disclosed under Part II, Item 1A. “Risk Factors.” All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk consists of foreign currency exchange rate fluctuations, changes in interest rates and fluctuations in fuel prices.

Foreign Currency Exposure

Currency translation

During the nine month periods ended June 30, 2011 and June 30, 2010, approximately 17% and 15%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 29% and 26%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound and the Euro.

The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income on our statements of changes in stockholders’ equity. We do not consider the risk associated with exchange rate fluctuations to be material to our financial condition or results of operations.

A hypothetical 5% increase in the value of the British pound and the Euro relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.3 million and less than $0.1 million, respectively, during fiscal 2010 and $0.3 million and less than $0.1 million, respectively, during the nine months ended June 30, 2011. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.3 million and less than $0.1 million, respectively, during fiscal 2010 and $0.3 million and less than $0.1 million, respectively, during the nine months ended June 30, 2011.

Currency transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2010, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $66.0 million and €8.2 million, respectively, and had purchases in U.S dollars and Euros of approximately $47.9 million and €8.7 million, respectively. During the nine months ended June 30, 2011, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $63.4 million and €6.9 million, respectively, and had purchases in U.S. dollars and Euros of approximately $46.3 million and €10.4 million, respectively. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2008 to September 30, 2009, the average value of the U.S. dollar strengthened against the British pound by $0.42 (from $1.97 to $1.55). From September 30, 2009 to September 30, 2010, the British pound stabilized against the dollar. From September 30, 2010 through June 30, 2011, the pound strengthened slightly against the dollar by $0.04 (from $1.56 to $1.60). A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds. In fiscal 2009, the strengthening of the U.S. dollar relative to the British pound resulted in a negative impact of approximately $22.1 million in net sales as compared to the exchange rate during fiscal 2008 and resulted in a decrease of approximately $2.9 million in our net income in fiscal 2009. As a result of the stabilization of the value of the British pound against the U.S. dollar during fiscal 2010 and the slight weakening of the U.S. dollar during the nine months ended June 30, 2011, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.3 million and $0.3 million during the nine months ended June 30, 2011 and fiscal 2010, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.3 million and $0.3 million during the nine months ended June 30, 2011 and fiscal 2010, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of June 30, 2011, we had no outstanding currency forward and option contracts.

Interest Rate Risk

Our principal interest rate exposure relates to the new senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities—New Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the new senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of June 30, 2011, annual cash interest expense, including fees under our new revolving facility, would have been approximately $22.9 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $2.5 million per year, without taking into account the effect of any hedging instruments.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. Upon the maturity of our previous interest rate swap agreements, we entered into two interest rate swap agreements that expire in February and June 2012, respectively, which we refer to collectively as the Swaps. Each Swap converts the interest rate on approximately $100.0 million (notional amount) of our outstanding indebtedness from variable rates to a fixed interest rate. During the nine months ended June 30, 2011 and  June 30, 2010, we recorded a gain in the amount of approximately $4.1 million and a loss in the amount of $2.2 million, respectively, as a result of changes in fair value of derivative financial instruments. These gains and losses are recorded as a component of interest expense.

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs are approximately $2.5 million, and, as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. ” We do not use derivatives to manage our exposure to fuel prices.

ITEM 4.                             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended , or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  — OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

We are involved in various legal matters that arise in the normal course of our business. We believe that the ultimate outcome of such matters will not have a material adverse effect on our business, financial condition or results of operations. However, there can be no assurance that such actions will not be material or adversely affect our business, financial condition or results of operations.

ITEM 1A.               RISK FACTORS.

There have been no material changes from our risk factors as previously reported in the prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated as of July 27, 2011 and filed with the Securities and Exchange Commission on July 28, 2011 (Registration No. 333-173381).

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.                  EXHIBITS.

(a) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Wesco Aircraft Holdings, Inc. (filed herewith)
3.2	Amended and Restated Bylaws of Wesco Aircraft Holdings, Inc. (filed herewith)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))
10.1

Credit Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, Royal Bank of Canada, Bank of America, N.A. and the lenders party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))

10.2

Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.3

Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.4

Management Annual Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.5

Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of July 23, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.6

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.7

Employment Agreement between Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) and Gregory Hann, dated as of January 22, 2009 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.8

Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of June 15, 2007 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.9

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.10

Form of Incentive Stock Option Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.11

Form of Non-qualified Stock Option Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.12

Form of Amended and Restated Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.13

Form of Restricted Stock Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.14	Amended and Restated Management Agreement between Wesco Aircraft Holdings, Inc. and Carlyle Investment Management, L.L.C. (filed herewith)
10.15

Lease Agreement between Wesco Aircraft France, SAS and WAFR, LLC, dated as of August 1, 2005 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.16

Lease Agreement between Wesco Aircraft Hardware Corp. and Avenue Scott, LLC, dated as of October 1, 2004 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.17

Lease Agreement between Wesco Aircraft Hardware Corp. and WATX Properties, LLC, dated as of January 1, 2004 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.18

Lease Agreement between Wesco Aircraft Europe Ltd. and Snyder Family Living Trust, dated as of January 1, 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.19

Engagement Agreement by and between Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) and Solebury Capital LLC, dated as of January 20, 2011 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.20	Amended and Restated Stockholders Agreement of Wesco Aircraft Holdings, Inc. (filed herewith)
10.21

Service Agreement between Wesco Aircraft Europe, Ltd and Alexander Murray, dated as of March 24, 2011 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.22	Wesco Aircraft Holdings, Inc. Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.23

Wesco Aircraft Holdings, Inc. 2011 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

10.24

Form of 2011 Equity Incentive Award Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

10.25

Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

10.26

Form of 2011 Equity Incentive Award Plan Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

10.27

Form of Wesco Aircraft Holdings, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2011	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2011	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Wesco Aircraft Holdings, Inc. (filed herewith)
3.2	Amended and Restated Bylaws of Wesco Aircraft Holdings, Inc. (filed herewith)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))
10.1

Credit Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, Royal Bank of Canada, Bank of America, N.A. and the lenders party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))

10.2

Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.3

Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.4

Management Annual Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.5

Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of July 23, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.6

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.7

Employment Agreement between Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) and Gregory Hann, dated as of January 22, 2009 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.8

Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of June 15, 2007 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.9

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.10

Form of Incentive Stock Option Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.11

Form of Non-qualified Stock Option Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.12

Form of Amended and Restated Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.13

Form of Restricted Stock Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.14	Amended and Restated Management Agreement between Wesco Aircraft Holdings, Inc. and Carlyle Investment Management, L.L.C. (filed herewith)
10.15

Lease Agreement between Wesco Aircraft France, SAS and WAFR, LLC, dated as of August 1, 2005 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.16

Lease Agreement between Wesco Aircraft Hardware Corp. and Avenue Scott, LLC, dated as of October 1, 2004 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.17

Lease Agreement between Wesco Aircraft Hardware Corp. and WATX Properties, LLC, dated as of January 1, 2004 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.18

Lease Agreement between Wesco Aircraft Europe Ltd. and Snyder Family Living Trust, dated as of January 1, 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.19

Engagement Agreement by and between Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) and Solebury Capital LLC, dated as of January 20, 2011 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.20	Amended and Restated Stockholders Agreement of Wesco Aircraft Holdings, Inc. (filed herewith)
10.21

Service Agreement between Wesco Aircraft Europe, Ltd and Alexander Murray, dated as of March 24, 2011 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.22	Wesco Aircraft Holdings, Inc. Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.23

Wesco Aircraft Holdings, Inc. 2011 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

10.24

Form of 2011 Equity Incentive Award Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

10.25

Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

10.26

Form of 2011 Equity Incentive Award Plan Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

10.27

Form of Wesco Aircraft Holdings, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.