Form 10-Q
period 2011-12-31
Wesco Aircraft Holdings, Inc
filed 2012-02-06
CIK 1378718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35235

WESCO AIRCRAFT HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5441563
(State of Incorporation)	(I.R.S. Employer Identification Number)

27727 Avenue Scott

Valencia, CA 91355

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of February 6, 2012 was 85,752,087.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$44,675	$45,525
Accounts receivable, net of allowance for doubtful accounts of $4,159 at December 31, 2011 and $4,257 at September 30, 2011	100,020	97,289
Inventories	488,664	483,062
Prepaid expenses and other current assets	7,858	11,740
Deferred income taxes	39,026	39,289
Total current assets	680,243	676,905

Property and equipment, net	17,012	20,952
Deferred financing costs, net	11,059	12,058
Goodwill	504,692	504,764
Intangible assets, net	85,256	86,239
Other assets	450	467
Total assets	$1,298,712	$1,301,385
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,195	$53,069
Accrued expenses and other current liabilities	11,200	18,664
Income taxes payable	3,710	1,144
Capital lease obligations—current portion	1,926	2,069
Total current liabilities	72,031	74,946
Long-term debt	531,000	556,000
Capital lease obligations	334	712
Deferred income taxes	43,065	41,256
Total liabilities	646,430	672,914
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share: 950,000,000 shares authorized; 85,725,669 and 85,716,863 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	86	86
Class B convertible redeemable common stock, $0.001 par value per share: 2,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	—	—
Additional paid-in capital	337,662	336,998
Accumulated other comprehensive loss	(8,003)	(7,972)
Retained earnings	322,537	299,359
Total stockholders’ equity	652,282	628,471
Total liabilities and stockholders’ equity	$1,298,712	$1,301,385

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
Net sales	$192,554	$173,528
Cost of sales	119,282	106,829
Gross profit	73,272	66,699
Selling, general and administrative expenses	28,193	25,388
Income from operations	45,079	41,311
Interest expense, net	(6,514)	(6,277)
Other income (expense), net	(22)	516
Income before provision for income taxes	38,543	35,550
Provision for income taxes	(15,365)	(13,880)
Net income	$23,178	$21,670
Net income per share:
Basic	$0.25	$0.24
Diluted	$0.24	$0.23
Weighted average shares outstanding:
Basic	91,198	90,575
Diluted	94,979	92,564

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities
Net income	$23,178	$21,670
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	923	923
Depreciation	1,459	1,185
Amortization of deferred financing costs	998	1,072
Bad debt and sales return reserve	(90)	(121)
Non-cash foreign currency exchange	(39)	(423)
Non-cash stock-based compensation	665	364
Change in fair value of derivative	(734)	(1,532)
Deferred income tax provision	2,070	2,119
Loss on fixed asset disposal	339	—
Changes in assets and liabilities
Accounts receivable	(3,252)	(10,522)
Inventories	(5,382)	(2,475)
Prepaid expenses and other assets	3,800	(1,456)
Accounts payable	2,682	(10,192)
Accrued expenses and other liabilities	(6,663)	(2,813)
Income taxes payable	2,643	4,707
Net cash provided by operating activities	22,597	2,506
Cash flows from investing activities
Purchases of property and equipment	(644)	(234)
Proceeds from sale of equipment	2,759	—
Net cash provided by (used in) investing activities	2,115	(234)
Cash flows from financing activities
Repayment of long-term debt	(25,000)	(14,000)
Repayment of capital lease obligations	(521)	(387)
Net cash used in financing activities	(25,521)	(14,387)
Effect of foreign currency exchange rates on cash and cash equivalents	(41)	(82)
Net decrease in cash and cash equivalents	(850)	(12,197)
Cash and cash equivalents, beginning of period	45,525	39,463
Cash and cash equivalents, end of period	$44,675	$27,266

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

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in this offering.

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

In January 2010, the FASB issued guidance to revise two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The guidance also clarifies that

Note 2. Recent Accounting Pronouncements (Continued)

disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements became effective for the Company’s financial statements for the period ended September 30, 2011, except for the requirement concerning gross presentation of Level 3 activity, which became effective for fiscal years beginning after December 15, 2010. Since the Company doesn’t currently have any Level 3 fair value measurements, the adoption of this standard did not have an impact on the consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), which amends FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurement .  These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS.  Consequently, the amendments change some fair value measurement principles and disclosure requirements.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income , which amends FASB ASC 220, Comprehensive Income .  This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed.  Additionally, no changes were made to the calculation and presentation of earnings per share.  The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test, which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted).  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. The carrying amounts and fair value of the debt instruments as of December 31, 2011 were as follows:

	Carrying Value	Fair Value
$265,000 term loan	$228,805	$228,233
$350,000 term loan	$302,195	$300,684

Note 4. Derivative Financial Instruments

The Company enters into an interest rate swap arrangement in order to manage its net exposure to interest rate changes on the Company’s long-term debt. Interest rate swap contracts involve the exchange of floating rate interest payment obligations for fixed interest rate payments without the exchange of the underlying principle amounts. The Company accounts for this arrangement pursuant to the provisions of ASC 815, Derivatives and Hedging. ASC 815 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that any changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company’s interest rate swap arrangement is not designated as a hedge pursuant to

ASC 815 and, accordingly, the Company reflects the change in fair value of the interest rate swap in the consolidated statements of operations as part of interest expense.

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

The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table includes the notional amounts and fair value of derivative financial instruments as of December 31, 2011 and September 30, 2011:

		December 31, 2011		September 30, 2011
	Balance Sheet	Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
Swap Contracts	Accrued Expenses	$200,000	$(969)	$200,000	$(1,703)

During the three months ending December 31, 2011 and December 31, 2010, the Company recorded a gain in the amount of $734 and $1,532, respectively as a result of changes in fair value of derivative financial instruments. These changes are recorded as a component of interest expense.

The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value as of December 31, 2011 and September 30, 2011, categorized by input level within the fair value hierarchy:

	Fair Value Measurements Using
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
December 31, 2011
Financial instruments measured at fair value on a recurring basis
Derivative financial instruments	—	$(969)	—

	Level 1	Level 2	Level 3
September 30, 2011
Financial instruments measured at fair value on a recurring basis
Derivative financial instruments	—	$(1,703)	—

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

Note 5. Long-Term Debt

	December 31,	September 30,
	2011	2011

$265,000 term loan, bearing interest based on Alternate Base Rate (“ABR”) (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin ranging from 2.25%- 3.25%), whichever is greater. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 3.75% by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016. Interest rate was 3.05% at December 31, 2011.

	$228,805	$238,000

$350,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 1.75%-2.00%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 2.75%-3.25%), whichever is greater, provided however that at no time shall the base rate be less than 1.25%. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 0.25% of the principal amount of $350,000.The remaining balance is due April 7, 2017. Interest rate was 4.25% at December 31, 2011.

	302,195	318,000
	531,000	556,000
Less: current portion	—	—
Long-term debt	$531,000	$556,000

On April 7, 2011, the Company completed a refinancing of its existing debt facilities for the purpose of extending the maturity dates under the term loans, increasing its borrowing capacity under the revolver and paying related fees and expenses. This debt consists of a $150,000 revolving line of credit, a $265,000 term loan A and a $350,000 term loan B. The revolving line of credit and the term loan A expire April 7, 2016. The interest rate for the term loan A facility is based on the applicable margin, which will be based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans, whichever is greater. The term loan is payable quarterly equal to 1.25% the first year, escalating to 3.75% by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016. The applicable margin for the new term loan B facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.25% for Eurocurrency loans and 1.75% to 2.00% for ABR loans, whichever is greater, however at no time shall the base rate be less than 1.25%. The term loan is payable quarterly equal to 0.25% of the principal amount of $350,000. The remaining balance is due April 7, 2017.

Under the terms and definitions of the First Lien Credit Agreement as of December 31, 2011, the Company is required to maintain a net debt-to-EBITDA ratio not to exceed 4.0 and an EBITDA-to-net interest expense ratio greater than 2.25. The credit agreement also restricts the Company from incurring certain additional indebtedness, payment of dividends, sale of substantial assets, and limits certain investments. Borrowings under these credit facilities are collateralized by substantially all of the assets of the Company. The Company was in compliance with these covenants at December 31, 2011.

During the three months ended December 31, 2011, the Company made prepayments totaling approximately $9,195 on the $265,000 term loan and $15,805 on the $336,000 term loan. As of December 31, 2011, the Company had prepaid all required quarterly payments through December 31, 2013 and March 31, 2017 on the term A and B loan facilities, respectively.

The Company has a $150,000 revolving line of credit that expires on April 7, 2016. The applicable margin is based on the ratio of the Company’s EBITDA, as defined in the loan agreement, for the most recently ended four fiscal quarters and ranges between 1.25% and 2.25% for the ABR Loans and between 2.25% and 3.25% for the Eurodollar Loans. There were no outstanding borrowings under this line of credit as of December 31, 2011.  The Company’s subsidiary, Wesco Aircraft Europe Limited, has available a £10,000 ($15,453 based on the December 31, 2011 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 as of December 31, 2011 and September 30, 2011, respectively.

Note 6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended
	December 31,
	2011	2010
Net income	$23,178	$21,670
Foreign exchange translation adjustment	(31)	(329)
Total comprehensive income	$23,147	$21,341

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

	Three Months Ended
	December 31,
	2011	2010
	(In thousands, except
	per share data)

Net income	$23,178	$21,670
Basic weighted average shares outstanding	91,198	90,575
Dilutive effect of stock options and restricted stock awards/units	3,781	1,989
Dilutive weighted average shares outstanding	94,979	92,564
Basic net income per share	$0.25	$0.24
Diluted net income per share	$0.24	$0.23

There were 96,647 and 601,023 shares of common stock equivalents for the three months ended December 31, 2011 and December 31, 2010, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

Note 8. Segment Reporting

The Company is organized based on the geographical location. The Company’s reportable segments are comprised of the North America and Rest of World.

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

Note 8. Segment Reporting (Continued)

The following table presents net sales and operating income by business segment:

	Three Months Ended December 31, 2011
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$173,723	$33,807	$(14,976)	$192,554
Gross profit	64,634	10,389	(1,751)	73,272
Income from operations	41,939	2,991	149	45,079
Interest expense, net	(6,327)	(187)	—	(6,514)
Provision for income taxes	14,506	859	—	15,365
Total assets	1,233,519	117,286	(52,093)	1,298,712
Goodwill	498,200	6,492	—	504,692
Capital expenditures	529	115	—	644
Depreciation and amortization	2,159	223	—	2,382

	Three Months Ended December 31, 2010
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$160,483	$26,071	$(13,026)	$173,528
Gross profit	59,477	8,837	(1,615)	66,699
Income from operations	38,998	2,158	155	41,311
Interest expense, net	(6,101)	(176)	(—)	(6,277)
Provision for income taxes	13,106	774	—	13,880
Total assets	1,225,919	98,812	(42,892)	1,281,839
Goodwill	498,199	6,500	—	504,699
Capital expenditures	196	38	—	234
Depreciation and amortization	1,870	238	—	2,108

Geographic Information

The Company operated principally in three geographic areas, the North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the three months ended December 31, 2011 and December 31, 2010 were as follows:

	Three Months Ended December 31,
	2011		2010
		% of		% of
	Sales	Sales	Sales	Sales
North America	$161,301	83.8%	$149,973	86.4%
Europe	30,981	16.1	23,386	13.5
Asia, Pacific Rim, Middle East and other	272	0.1	169	0.1
	$192,554	100.0%	$173,528	100.0%

The Company determines the geographic area based on where the sale was originated from. Export sales from North America to customers in foreign countries amounted to $26 and $24 for the three months ended December 31, 2011 and 2010, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2011” or “fiscal 2011” means the period from October 1, 2010 to September 30, 2011.

Executive Overview

We are one of the world’s largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, or JIT delivery and point-of-use inventory management. We supply approximately 475,000 different stock keeping units, or SKUs, including hardware, bearings, tools and more recently, electronic components and machined parts. In fiscal 2011, sales of hardware represented 82% of our net sales, with highly engineered fasteners constituting 82% of that amount. We serve our customers under three types of arrangements: JIT contracts, which govern comprehensive outsourced supply chain management services; long term agreements, or LTAs, which set prices for specific parts; and ad hoc sales. JIT contracts and LTAs, which together comprised approximately 61% of our fiscal 2011 net sales, are multi-year arrangements that provide us with significant visibility into our future sales.

Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 7,200 customers in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 13.5% compounded annual growth rate over the past 20 years to $710.9 million in fiscal 2011. We have more than 1,000 employees and operate across 30 locations in 10 countries.

On September 29, 2006, 100% of the outstanding stock of Wesco Aircraft Hardware Corp., Wesco Aircraft Israel and the European entities of Flintbrook Ltd., Wesco Aircraft France and Wesco Aircraft Germany were acquired by Wesco Aircraft Holdings, Inc. The acquisition was completed in a leveraged transaction in which affiliates of Carlyle, the prior owner and certain employees of Wesco contributed the equity portion of the purchase price. The prior owner’s and certain employees’ investment represented a contribution of ownership in the predecessor company to the newly formed holding company. In accordance with Accounting Standards Codification, or ASC 805, Business Combinations, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for the continuing investors.

On June 30, 2008, Wesco Aircraft Hardware Corp. acquired 100% of the outstanding stock of Airtechnics, Inc., or Airtechinics, a distributor of electronic components for the aerospace industry, which we refer to as the Airtechnics Acquisition. The acquisition was funded through a provision in the old credit facilities that provided for additional borrowing under existing credit terms. Operating cash was also used by us to pay a portion of the purchase price and cover transaction fees and expenses. The assets and liabilities have been recorded at fair value for the interests we acquired.

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

Military Aerospace Market

A significant portion of our sales are also reliant on demand for new military aircraft, which is primarily driven by government spending, the timing of military aircraft orders and evolving U.S. Department of Defense strategies and policies. We believe the diversity of the military aircraft programs we service can help us mitigate the impact of program delays, changes or cancellations, through increased sales to other active programs that directly benefit from such delays, changes or cancellations. For example, we believe the delay in production of the Lockheed Martin F-35 Joint Strike Fighter, or JSF has resulted in an increase in our sales to manufacturers of the F-18. Going forward, we believe that we will benefit from increases in the production of the JSF, a program on which we believe our business is well positioned.  We also believe that the compelling value proposition that our business model presents to our customers will be ever more appealing in an environment of reduced military budgets in the United States.

We also support customers in the military aerospace maintenance, repair and overhaul, or MRO, market and believe that our presence in this market helps us mitigate the volatility of new military aircraft sales with sales to the aftermarket. We expect demand in the military MRO market to be driven by requirements to maintain aging military fleets, changes in the overall fleet size and the level of U.S. military activity overseas.

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

During 2011 we were notified by Boeing of its intent to perform certain supply chain management functions in-house that we had been providing at two Boeing facilities under JIT contracts that were awarded to us when these particular facilities were under different ownership. In fiscal 2011, JIT sales under these contracts accounted for approximately 3.1% of our net sales. If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under JIT contracts and LTAs help to mitigate fluctuations in our financial results, as JIT and LTA customers tend to have steadier purchasing patterns than ad hoc customers.  However, as is noted above, our ad hoc sales as a percentage of net sales increased during fiscal 2011, and we believe this trend will continue during 2012.

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

Segment Presentation

We conduct our business through two reportable segments: North America and Rest of World. We evaluate segment performance based on segment operating earnings or losses. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision-maker, or CODM. Our Chief Executive Officer serves as our CODM. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their respective customers.

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

We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. In fiscal 2010 and 2009, we experienced a decrease in ad hoc sales due to a weakening aerospace market that resulted in customers reducing their on-hand inventory and our strategy of transitioning ad hoc sales to JIT contracts or LTAs in an effort to achieve a more predictable revenue stream. JIT contracts and LTAs typically run for three to five years. However, in fiscal 2011, we experienced a slight increase in ad hoc and JIT sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis.

Cost of Sales

The principal component of our cost of sales is product cost, which is approximately 94.2% of our total cost of sales for the three month period ended December 31, 2011. The remaining components are freight and expediting fees, import duties, tooling repair charges, inventory excess and obsolescence write-down, packaging supplies and physical inventory adjustment charges, which collectively is approximately 5.8% of our total cost of sales for the three month period ended December 31, 2011.

Product cost is determined by the current weighted average cost of each inventory item and is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers’ available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2011 and the three month period ended December 31, 2011, as a result of the economic downturn and its effect on the global aerospace industry, our suppliers’ collective production capacity increased, which generally resulted in a decrease in per part prices and a corresponding decrease in our product costs. We expect that conditions within the aerospace industry will continue to improve, and as a result, that per part prices will increase as our suppliers’ capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

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

Other Expenses

Interest Expense, net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolver and our line-of-credit, deferred financing costs and the costs of hedging agreements, net of interest income.

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

We reviewed the carrying value of our indefinite lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2011, 2010 and 2009, the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of December 31, 2011 related to either goodwill or the indefinite-lived intangible asset.

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

We estimate the expected term of employee options using the average of the time-to-vesting and the contractual term. We derive our expected volatility from the historical volatilities of several unrelated public companies within our industry because we have little information on the volatility of the price of our common stock since we have limited trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we also consider the size and financial leverage of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. Our expected dividend rate is zero, as we have never paid any dividends on our common stock and do not anticipate any dividends in the foreseeable future. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life.

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

	Three Months Ended
	December 31,
(Dollars in thousands)	2011	2010
Non-cash stock-based compensation	$665	$364

For the years ending September 30, 2012 and 2013, we expect to incur stock-based compensation expense of approximately $2.8 million and $1.2 million, respectively.

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

Results of Operations

	Three Months Ended December 31,
(Dollars in thousands)	2011	2010
Consolidated statements of income:
Net sales:
North America	$173,723	$160,483
Rest of World	33,807	26,071
Intercompany elimination	(14,976)	(13,026)
Net sales	192,554	173,528
Gross profit:
North America	64,634	59,477
Rest of World	10,389	8,837
Intercompany elimination	(1,751)	(1,615)
Gross profit	73,272	66,699
Selling, general and administrative expenses:
North America	22,696	20,478
Rest of World	5,497	4,910
Selling, general and administrative expenses	28,193	25,388
Income from operations	45,079	41,311
Interest expense, net	(6,514)	(6,277)
Other income (expense), net	(22)	516
Income before provision for income taxes	38,543	35,550
Provision for income taxes	(15,365)	(13,880)
Net income	$23,178	$21,670

Results of Operations (Continued)

(as a % of total net sales; numbers have been	Three Months Ended December 31,
rounded)	2011	2010
Consolidated statements of income:
Net sales:
North America	90.2%	92.5%
Rest of World	17.6	15.0
Intercompany elimination	(7.8)	(7.5)
Net sales	100.0	100.0
Gross profit:
North America	33.6	34.3
Rest of World	5.4	5.1
Intercompany elimination	(0.9)	(0.9)
Gross profit	38.1	38.4
Selling, general and administrative expenses:
North America	11.8	11.8
Rest of World	2.9	2.8
Selling, general and administrative expenses	14.6	14.6
Income from operations	23.4	23.8
Interest expense, net	(3.4)	(3.6)
Other income (expense), net	—	0.3
Income before provision for income taxes	20.0	20.5
Provision for income taxes	(8.0)	(8.0)
Net income	12.0%	12.5%

Three months ended December 31, 2011 compared with the three months ended December 31, 2010

Net Sales

Consolidated net sales of $192.6 million for the three months ended December 31, 2011 increased approximately $19.0 million, or 11.0%, compared to the three months ended December 31, 2010. Ad hoc, JIT and LTA sales as a percentage of net sales represented 35%, 31% and 34%, respectively, for the three months ended December 31, 2011, as compared to 38%, 33% and 29%, respectively, for the three months ended December 31, 2010.

Net sales of $173.7 million in our North America segment for the three months ended December 31, 2011 increased approximately $13.2 million, or 8.3%, compared to the three months ended December 31, 2010. Ad hoc and LTA net sales increased by $1.2 million and $12.7 million respectively, while JIT net sales decreased by $2.8 million, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The increase in ad hoc net sales was attributable to general growth across numerous customers.  Approximately $3.4 million of the LTA net sales increase was driven by one major customer primarily involved in military programs, $2.8 million by a one-time tooling sale, while the remaining $6.5 million was attributable to general growth across numerous customers as no new material contracts were added during the period. The decrease in JIT net sales was primarily related to the completion of a contract with one customer which resulted in a reduction of $10.1 million in JIT net sales for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  This decrease was partially offset by new contracts as well as general growth across the customer base.

Net sales of $33.8 million in our Rest of World segment for the three months ended December 31, 2011 increased approximately $7.7 million, or 29.7%, compared to the three months ended December 31, 2010. Ad hoc, JIT and LTA net sales increased by $0.5 million, $4.6 million and $3.2 million, respectively, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The JIT increase resulted from stronger 787 sales, increased build rates with European commercial manufacturers, a maturing of contracts won in 2010 and a one-off increase in military sales. New military contracts with key customers accounted for more than two thirds of the growth in LTA, however some of this was at the expense of ad hoc sales which nevertheless grew due to a strengthening in demand across the Company’s customer base.

Gross Profit

Consolidated gross profit of $73.3 million for the three months ended December 31, 2011 increased approximately $6.6 million, or 9.9%, compared to the three months ended December 31, 2010. Gross profit as a percentage of net sales was 38.1% for the three months ended December 31, 2011, compared to 38.4% for the three months ended December 31, 2010.

Gross profit of $64.6 million in our North America segment for the three months ended December 31, 2011 increased approximately $5.2 million, or 8.7%, compared to the three months ended December 31, 2010. Gross profit as a percentage of net sales in our North America segment was 37.2% for the three months ended December 31, 2011 compared to 37.1% for the three months ended December 31, 2010. Gross profit as a percentage of net sales was primarily consistent during the two periods.

Gross profit of $10.4 million in our Rest of World segment for the three months ended December 31, 2011 increased approximately $1.6 million, or 17.6%, compared to the three months ended December 31, 2010. Gross profit as a percentage of net sales in our Rest of World segment was 30.7% for the three months ended December 31, 2011 compared to 33.9% for the three months ended December 31, 2010. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix as lower margin JIT and LTA sales increased year over year.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $28.2 million for the three months ended December 31, 2011 increased approximately $2.8 million, or 11.0%, compared to the three months ended December 31, 2010. Total selling, general and administrative expenses as a percentage of net sales during the three months ended December 31, 2011 was unchanged compared to the three months ended December 31, 2010, as we continued to leverage our existing infrastructure while absorbing new costs associated with operating as a public company.

Selling, general and administrative expenses of $22.7 million in our North America segment for the three months ended December 31, 2011 increased approximately $2.2 million, or 10.8%, compared to the three months ended December 31, 2010.   This increase was primarily driven by increased payroll related costs as well as increases in costs associated with operating as a public company such as professional fees and insurance costs, which increased $0.5 million and $0.2 million for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  We also had increases in depreciation, stock compensation, payroll costs and contract labor of $0.4 million, $0.3 million, $0.2 million and $0.2 million, respectively, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Selling, general and administrative expenses of $5.5 million in our Rest of World segment for the three months ended December 31, 2011 increased approximately $0.6 million, or 12.0%, compared to the three months ended December 31, 2010. The increase was primarily due to increased payroll costs of $0.3 million driven by a 7.7% increase in headcount to support new contracts and sales growth.

Other Expenses

Interest Expense, net

Interest expense, net of $6.5 million for the three months ended December 31, 2011 increased approximately $0.2 million or 3.8%, compared to the three months ended December 31, 2010. This increase was a result of slightly higher interest rates associated with the senior secured credit facilities as compared to our old senior secured credit facilities and a $0.1 million increase in interest on the unused revolving credit facility.  These increases were partially offset by the reduction of interest expense associated with a $75.2 million reduction in the outstanding debt balances for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Other Income (Expense), net

Other expense, net of less than $0.1 million for the three months ended December 31, 2011 increased by $0.5 million compared to the three months ended December 31, 2010. This change was primarily due to unrealized foreign exchange losses associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $15.4 million for the three months ended December 31, 2011 increased approximately $1.4 million, or 10.7%, compared to the three months ended December 31, 2010. Our effective tax rate was 39.9% and 39.0% during the three months ended December 31, 2011 and 2010, respectively. The increase in provision for income taxes was primarily a result of a $3.0 million, or 8.4%, increase in pre-tax income from the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Net Income

Due to the factors described above, we reported net income of $23.2 million for the three months ended December 31, 2011, compared to net income of $21.7 million for the three months ended December 31, 2010. Net income as a percent of net sales decreased 0.5% for the three months ended December 31, 2011, primarily due to a decrease in gross profit as a percent of net sales and an increase in the effective tax rate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $44.7 million and $27.3 million as of December 31, 2011 and 2010, respectively. In addition, as of December 31, 2011, we had no amounts outstanding under the revolving facility. Our primary uses of cash are for:

•                  operating expenses;

•                  working capital requirements to fund the growth of our business;

•                  capital expenditures that primarily relate to IT equipment and our warehouse operations; and

•                  debt service requirements for borrowings under the senior secured credit facilities.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of December 31, 2011, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

The senior secured credit facilities consist of the (i) $150.0 million revolving facility, (ii) $265.0 million term loan A facility and (iii) $350.0 million term loan B facility. As of December 31, 2011, our outstanding indebtedness under our senior secured credit facilities was approximately $531.0 million, of which (a) $228.8 million consisted of indebtedness under the term loan A facility and (b) $302.2 million consisted of indebtedness under the term loan B facility.  There were no outstanding borrowings under the revolving facility as of December 31, 2011.

The interest rate for the term loan A facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $265.0 million for the first year, escalating to quarterly installments of 3.75% of the original principal amount of $265.0 million by the fifth year, with the final payment due on April 7, 2016. The applicable margin for the term loan B facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.00% for Eurocurrency loans and 1.75% to 2.00% for ABR loans. However, at no time shall the Eurocurrency Rate or the ABR be less than 1.25%. The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $350.0 million. The remaining balance is due April 7, 2017. As of December 31, 2011, we had prepaid all required quarterly payments through December 31, 2013 and April 7, 2017 on the term A and B loan facilities, respectively.

We have a $150.0 million revolving line of credit that expires on April 7, 2016. The applicable margin is based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR Loans and 2.25% to 3.25% for the Eurocurrency Loans. There was no outstanding borrowing under this line of credit as of December 31, 2011. For the three months ended December 31, 2011, we paid approximately $178 in commitment fees for this line of credit.

The obligations under the senior secured credit facilities are guaranteed by us and all of our direct and indirect, wholly owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require the maintenance of a net-debt-to-EBITDA ratio (as such ratio is defined in the senior secured credit facilities) of less than 4.00 and an EBITDA-to-net cash interest expense ratio of no lower than 2.25. As of December 31, 2011, our net debt-to-EBITDA ratio was 2.58 and our EBITDA-to-net cash interest expense ratio was 8.11.

Old Senior Secured Credit Facilities

The old senior secured credit facilities, which were repaid on April 7, 2011 in connection with our entry into the senior secured credit facilities described above, consisted of a $625.0 million first lien credit facility, which we refer to as the old first lien credit facility, and a $150.0 million second lien credit facility, which we refer to as the old second lien credit facility. At the time of initial incurrence, the old first lien credit facility was comprised of a $450.0 million first lien term loan facility and a $75.0 million first lien revolving line of credit. On June 30, 2008, we modified the terms of the old first lien credit facility to include an additional $100.0 million of term loan borrowings thereunder, to fund the Airtechnics Acquisition, bringing the old first lien term loan facility up to $550.0 million at such time. As of April 7, 2011, the date on which the old senior secured credit facilities were repaid, we had approximately $477.2 million outstanding under the old first lien credit facility.

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

During fiscal 2011, prior to the repayment of the old senior secured credit facilities on April 7, 2011, we made repayments totaling approximately $14.0 million with respect to the term loans under the old first lien credit facility and $7.0 million with respect to the old second lien credit facility, inclusive of contractually scheduled payments.

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe Limited, has available a £10.0 million ($15.5 million based on the December 31, 2011 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 as of both December 31, 2011 and December 31, 2010.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Three Months Ended December 31,
(In thousands)	2011	2010
Consolidated statements of cash flows data:
Net cash provided by operating activities	$22,597	$2,506
Net cash provided by (used in) investing activities	2,115	(234)
Net cash used in financing activities	(25,521)	(14,387)

Operating Activities

Our operating activities generated $22.6 million of cash in the three months ended December 31, 2011 an increase of $20.1 million, compared to the three months ended December 31, 2010.  This was primarily the result of a $12.9 million increase in the change in accounts payable for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The increase in the accounts payable balance was driven by an increase of 10.6% in inventory receipts during the three months ended December 31, 2011 as compared to December 31, 2010.  The increase in inventory receipts was to support the growth in sales during the three months ended December 31, 2011.  Another driver was a $7.3 million decrease in the change in accounts receivable for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  The reduction in the accounts receivable balance was driven by a $6.2 million increase in cash receipts the last day of the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

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

Investing Activities

Our investing activities generated approximately $2.1 million as compared to using $0.2 million of cash in the three months ended December 31, 2011 and 2010, respectively. This increase was primarily the result of a $2.8 million sale of tooling equipment during the three months ended December 31, 2011.  $0.6 million was used during the three months ended December 31, 2011 for investments in various capital expenditures and to purchase property and equipment as compared to $0.2 million during the three months ended December 31 2010. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities used $25.5 million of cash in the three months ended December 31, 2011. This amount primarily consisted of $25.0 million used to repay principal against the senior secured credit facilities. The remaining amount was used to make repayments under our capital lease obligations.

Our financing activities used $14.4 million of cash in the three months ended December 31, 2010. This primarily consisted of $14.0 million used to repay principal against the old senior secured credit facilities and $0.4 million to make repayments under our capital lease obligations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statement in Part I, Item 1 of this quarterly report on Form 10-Q for a summary of recently adopted accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Our exposure to market risk consists of foreign currency exchange rate fluctuations, changes in interest rates and fluctuations in fuel prices.

Foreign Currency Exposure

Currency translation

During the three month periods ended December 31, 2011 and December 31, 2010, approximately 18% and 15%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 30% and 27%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound and the Euro.

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

A hypothetical 5% increase in the value of the British pound and the Euro relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.4 million and less than $0.1 million, respectively, during fiscal 2011 and $0.1 million and less than $0.1 million, respectively, during the three months ended December 31, 2011. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.4 million and less than

$0.1 million, respectively, during fiscal 2011 and $0.1 million and less than $0.1 million, respectively, during the three months ended December 31, 2011.

Currency transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2011, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $85.1 million and €7.6 million, respectively, and had purchases in U.S dollars and Euros of approximately $61.2 million and €13.4 million, respectively. During the three months ended December 31, 2011, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $24.3 million and €2.5 million, respectively, and had purchases in U.S. dollars and Euros of approximately $17.4 million and €4.5 million, respectively. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2009 to September 30, 2010, the British pound stabilized against the dollar. From September 30, 2010 to September 30, 2011, the pound strengthened slightly against the dollar by $0.05 (from $1.56 to $1.61). From September 30, 2011 through December 31, 2011, the U.S dollar strengthened slightly against the pound by $0.04 (from $1.61 to $1.57). A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds. As a result of the stabilization of the value of the British pound against the U.S. dollar during fiscal 2010 and the slight movement of the U.S. dollar during fiscal 2011 and the three months ended December 31, 2011, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.1 million and $0.4 million during the three months ended December 31, 2011 and fiscal 2011, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.1 million and $0.4 million during the three months ended December 31, 2011 and fiscal 2011, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of December 31, 2011, we had no outstanding currency forward and option contracts.

Interest Rate Risk

Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of December 31, 2011, annual cash interest expense, including fees under our revolving facility, would have been approximately $20.4 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $2.4 million per year, without taking into account the effect of any hedging instruments or the minimum LIBOR requirement.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. Upon the maturity of our previous interest rate swap agreements, we entered into two interest rate swap agreements that expire in February and June 2012, respectively, which we refer to collectively as the Swaps. Each Swap converts the interest rate on approximately $200.0 million (notional amount) of our outstanding indebtedness from variable rates to a fixed interest rate. During the three months ended December 31, 2011 and December 31, 2010, we recorded a gain in the amount of approximately $0.7 million and $1.5 million, respectively, as a result of changes in fair value of derivative financial instruments. These losses are recorded as a component of interest expense.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.               RISK FACTORS.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Date: February 6, 2012	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2012	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)