Form 10-Q
period 2012-03-31
Wesco Aircraft Holdings, Inc
filed 2012-05-11
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of May 11, 2012 was 86,823,946.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	September 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$55,242	$45,525
Accounts receivable, net of allowance for doubtful accounts of $3,905 at March 31, 2012 and $4,257 at September 30, 2011	107,711	97,289
Inventories	500,445	483,062
Prepaid expenses and other current assets	19,201	11,740
Deferred income taxes	38,477	39,289
Total current assets	721,076	676,905

Property and equipment, net	16,278	20,952
Deferred financing costs, net	10,458	12,058
Goodwill	504,916	504,764
Intangible assets, net	84,521	86,239
Other assets	451	467
Total assets	$1,337,700	$1,301,385
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$68,007	$53,069
Accrued expenses and other current liabilities	12,218	18,664
Income taxes payable	1,965	1,144
Capital lease obligations—current portion	1,471	2,069
Total current liabilities	83,661	74,946
Long-term debt	531,000	556,000
Capital lease obligations	273	712
Deferred income taxes	44,457	41,256
Total liabilities	659,391	672,914
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share: 950,000,000 shares authorized; 86,806,334 and 85,716,863 shares issued and outstanding as of March 31, 2012 and September 30, 2011 respectively	86	86
Class B convertible redeemable common stock, $0.001 par value per share: 2,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	—	—
Additional paid-in capital	344,248	336,998
Accumulated other comprehensive loss	(8,285)	(7,972)
Retained earnings	342,260	299,359
Total stockholders’ equity	678,309	628,471
Total liabilities and stockholders’ equity	$1,337,700	$1,301,385

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales	$182,143	$176,015	$374,697	$349,543
Cost of sales	118,068	108,588	237,350	215,417
Gross profit	64,075	67,427	137,347	134,126
Selling, general and administrative expenses	27,710	24,494	55,903	49,882
Income from operations	36,365	42,933	81,444	84,244
Interest expense, net	(5,831)	(6,309)	(12,345)	(12,586)
Other income (expense), net	(519)	(693)	(541)	(177)
Income before provision for income taxes	30,015	35,931	68,558	71,481
Provision for income taxes	(10,292)	(13,993)	(25,657)	(27,873)
Net income	$19,723	$21,938	$42,901	$43,608
Net income per share:
Basic	$0.21	$0.24	$0.47	$0.48
Diluted	$0.21	$0.24	$0.45	$0.47
Weighted average shares outstanding:
Basic	91,769	90,607	91,482	90,591
Diluted	95,621	92,672	95,298	92,636

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$42,901	$43,608
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	1,845	1,848
Depreciation	2,786	2,781
Amortization of deferred financing costs	1,600	1,925
Bad debt and sales return reserve	(368)	(40)
Non-cash foreign currency exchange	100	14
Non-cash stock-based compensation	691	910
Excess tax benefit related to stock options exercised	(1,778)	—
Change in fair value of derivative	(1,329)	(2,887)
Deferred income tax provision	4,017	4,249
Loss on fixed asset disposal	349	—
Changes in assets and liabilities
Accounts receivable	(10,099)	(14,803)
Income taxes receivable	(3,024)	(1,671)
Inventories	(18,073)	(2,597)
Prepaid expenses and other assets	(2,575)	(166)
Accounts payable	14,856	(4,728)
Accrued expenses and other liabilities	(5,156)	(924)
Income taxes payable	784	(3,862)
Net cash provided by operating activities	27,527	23,657
Cash flows from investing activities
Purchases of property and equipment	(1,192)	(2,761)
Proceeds from sale of equipment	2,759	—
Net cash provided by (used in) investing activities	1,567	(2,761)
Cash flows from financing activities
Repayment of long-term debt	(25,000)	(14,000)
Repayment of capital lease obligations	(1,037)	(875)
Excess tax benefit related to stock options exercised	1,778	—
Proceeds from exercise of stock options	4,782	—
Net cash used in financing activities	(19,477)	(14,875)
Effect of foreign currency exchange rates on cash and cash equivalents	100	186
Net increase in cash and cash equivalents	9,717	6,207
Cash and cash equivalents, beginning of period	45,525	39,463
Cash and cash equivalents, end of period	$55,242	$45,670

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

In January 2010, the FASB issued guidance revising two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The guidance also clarifies that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Part of the guidance was effective for the Company the first quarter of 2011.  Since the Company does not currently have any Level 3 fair value measurements, the adoption of this standard did not have an impact on the consolidated financial statements.

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

Note 3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. The carrying amounts and fair value of the debt instruments as of March 31, 2012 were as follows:

	Carrying Value	Fair Value
$265,000 term loan	$228,805	$228,576
$350,000 term loan	$302,195	$301,591

Note 4. Derivative Financial Instruments

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

These arrangements also contain an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management. Upon the maturity of its previous interest rate swaps, the Company entered into two interest rate swap arrangements. The first interest rate swap expired February 29, 2012; the second expires June 29, 2012. Each interest rate swap converts the interest rate on approximately $100,000 (notional amount) of its outstanding debt from variable rates to a fixed interest rate. The swap agreements have fixed the LIBOR component of the term debt to 1.77% and 1.96%.

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

The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table includes the notional amounts and fair value of derivative financial instruments as of March 31, 2012 and September 30, 2011:

		March 31, 2012		September 30, 2011
	Balance Sheet	Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
Swap Contracts	Accrued Expenses	$100,000	$(374)	$200,000	$(1,703)

During the six months ending March 31, 2012 and March 31, 2011, the Company recorded a gain in the amount of $1,329 and $2,887, respectively as a result of changes in fair value of derivative financial instruments. These changes are recorded as a component of interest expense.

The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value as of March 31, 2012 and September 30, 2011, categorized by input level within the fair value hierarchy:

	Fair Value Measurements Using
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
March 31, 2012
Financial instruments measured at fair value on a recurring basis Derivative financial instruments	—	$(374)	—

	Level 1	Level 2	Level 3
September 30, 2011
Financial instruments measured at fair value on a recurring basis Derivative financial instruments	—	$(1,703)	—

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

Note 5. Long-Term Debt

	March 31,	September 30,
	2012	2011

$265,000 term loan, bearing interest based on Alternate Base Rate (“ABR”) (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin ranging from 2.25%- 3.25%), whichever is greater. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 3.75% by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016. Interest rate was 2.99% at March 31, 2012.

	$228,805	$238,000

$350,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 1.75%-2.00%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 2.75%-3.25%), whichever is greater, provided however that at no time shall the base rate be less than 1.25%. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 0.25% of the principal amount of $350,000.The entire balance is due April 7, 2017. Interest rate was 4.25% at March 31, 2012.

	302,195	318,000
	531,000	556,000
Less: current portion	—	—
Long-term debt	$531,000	$556,000

On April 7, 2011, the Company completed a refinancing of its existing debt facilities for the purpose of extending the maturity dates under the term loans, increasing its borrowing capacity under the revolver and paying related fees and expenses. This debt consists of a $150,000 revolving line of credit, a $265,000 term loan A and a $350,000 term loan B. The revolving line of credit and the term loan A expire April 7, 2016. The interest rate for the term loan A facility is based on the applicable margin, which is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans, whichever is greater. The term loan is payable quarterly equal to 1.25% the first year, escalating to 3.75% by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016. The applicable margin for the term loan B facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.25% for Eurocurrency loans and 1.75% to 2.00% for ABR loans, whichever is greater, however at no time shall the base rate be less than 1.25%. The term loan is payable quarterly equal to 0.25% of the principal amount of $350,000. The remaining balance is due April 7, 2017.

Under the terms and definitions of the First Lien Credit Agreement as of March 31, 2012, the Company is required to maintain a net debt-to-EBITDA ratio not to exceed 4.0 and an EBITDA-to-net interest expense ratio greater than 2.25. The credit agreement also restricts the Company from incurring certain additional indebtedness, payment of dividends, sale of substantial assets, and limits certain investments. Borrowings under these credit facilities are collateralized by substantially all of the assets of the Company. The Company was in compliance with these covenants at March 31, 2012.

As of March 31, 2012, the Company made prepayments totaling approximately $9,195 on the $265,000 term loan and $15,805 on the $350,000 term loan. As of March 31, 2012, the Company had prepaid all required quarterly payments through December 31, 2013 and April 7, 2017 on the term A and B loan facilities, respectively.

The Company has a $150,000 revolving line of credit that expires on April 7, 2016. The applicable margin is based on the ratio of the Company’s EBITDA, as defined in the loan agreement, for the most recently ended four fiscal quarters and ranges between 1.25% and 2.25% for the ABR Loans and range between 2.25% and 3.25% for the Eurodollar Loans. There was no outstanding borrowing under this line of credit as of March 31, 2012.  The Company’s subsidiary, Wesco Aircraft Europe Limited, has available a £10,000 ($15,715 based on the March 31, 2012 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 as of March 31, 2012 and September 30, 2011, respectively.

Note 6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$19,723	$21,938	$42,901	$43,608
Foreign exchange translation adjustment	(282)	(662)	(313)	333
Total comprehensive income	$19,441	$21,276	$42,588	$43,941

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income	$19,723	$21,938	$42,901	$43,608
Basic weighted average shares outstanding	91,769	90,607	91,482	90,591
Dilutive effect of stock options and restricted stock awards/units	3,852	2,065	3,816	2,045
Dilutive weighted average shares outstanding	95,621	92,672	95,298	92,636
Basic net income per share	$0.21	$0.24	$0.47	$0.48
Diluted net income per share	$0.21	$0.24	$0.45	$0.47

There were zero and 699,613 shares of common stock equivalents for the six months ended March 31, 2012 and March 31, 2011, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

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

The following table presents net sales and operating income by business segment:

	Three Months Ended March 31, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$159,717	$38,614	$(16,188)	$182,143
Gross profit	53,253	12,223	(1,401)	64,075
Income from operations	31,430	4,673	262	36,365
Interest expense, net	(5,651)	(180)	(—)	(5,831)
Provision for income taxes	9,195	1,097	—	10,292
Total assets	1,265,911	125,876	(54,087)	1,337,700
Goodwill	498,200	6,716	—	504,916
Capital expenditures	481	67	—	548
Depreciation and amortization	2,045	204	—	2,249

	Three Months Ended March 31, 2011
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$158,325	$31,456	$(13,766)	$176,015
Gross profit	58,249	10,686	(1,508)	67,427
Income from operations	39,134	3,647	152	42,933
Interest expense, net	(6,114)	(195)	(—)	(6,309)
Provision for income taxes	13,170	823	—	13,993
Total assets	1,240,977	107,472	(48,163)	1,300,286
Goodwill	498,200	6,735	—	504,935
Capital expenditures	2,351	176	—	2,527
Depreciation and amortization	2,271	250	—	2,521

	Six Months Ended March 31, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$333,440	$72,421	$(31,164)	$374,697
Gross profit	117,887	22,611	(3,151)	137,347
Income from operations	73,369	7,665	410	81,444
Interest expense, net	(11,978)	(367)	(—)	(12,345)
Provision for income taxes	23,701	1,956	—	25,657
Total assets	1,265,911	125,876	(54,087)	1,337,700
Goodwill	498,200	6,716	—	504,916
Capital expenditures	1,010	182	—	1,192
Depreciation and amortization	4,204	427	—	4,631

	Six Months Ended March 31, 2011
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$318,808	$57,527	$(26,792)	$349,543
Gross profit	117,725	19,523	(3,122)	134,126
Income from operations	78,133	5,805	306	84,244
Interest expense, net	(12,216)	(370)	(—)	(12,586)
Provision for income taxes	26,276	1,597	—	27,873
Total assets	1,240,977	107,472	(48,163)	1,300,286
Goodwill	498,200	6,735	—	504,935
Capital expenditures	2,547	214	—	2,761
Depreciation and amortization	4,141	488	—	4,629

Geographic Information

The Company operates principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the three and six months ended March 31, 2012 and March 31, 2011 were as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2012		2011		2012		2011
		% of		% of		% of		% of
	Sales	Sales	Sales	Sales	Sales	Sales	Sales	Sales
North America	$145,848	80.0%	$146,781	83.4%	$307,149	82.0%	$296,754	84.9%
Europe	36,018	19.8	29,066	16.5	66,999	17.9	52,452	15.0
Asia, Pacific Rim, Middle East and other	277	0.2	168	0.1	549	0.1	337	0.1
	$182,143	100.0%	$176,015	100.0%	$374,697	100.0%	$349,543	100.0%

The Company determines the geographic area based on where the sale was originated from. Export sales from North America to customers in foreign countries amounted to $55,644 and $49,083 for the six months ended March 31, 2012 and 2011, respectively.

Note 9. Excess and Obsolescence Reserve Policy

The Company performs a monthly inventory analysis and records excess and obsolescence expense after weighing a number of factors, including historical sell-through rates, current selling and buying patterns, forecasted future sales, program delays or cancellations, inventory quantities and aging, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. These factors are described in greater detail below.

As of March 31, 2012 and 2011, the Company’s excess and obsolete reserve was approximately $105,522 and $84,478, respectively. Of these amounts, approximately $8,477 and $7,741 was recorded during the six months ended March 31, 2012 and 2011, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business.

The two types of inventory that are included in the excess and obsolescence reserve are (i) inventory that is comprised of units for which there have been no sales in the prior 12 months, which the Company refers to as slow-moving inventory, and (ii) excess and at-risk inventory, which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess quantities of inventories.

Slow-Moving Inventory

As of March 31, 2012, the Company’s inventory that was comprised of units for which there have been no sales in the prior 12 months was approximately $107,222, of which $91,620 was recorded in the excess and obsolescence reserve, with the remaining $15,602 or 14.6%, left unreserved.

In conducting a monthly reserve analysis with respect to slow-moving inventory, the Company considers a variety of factors, including historical sell-through rates, current selling and buying patterns, inventory quantities and aging, rights the Company has with certain manufacturers to exchange unsold products for new products and open customer orders. Furthermore, although the Company’s customers are not required to purchase a specific quantity of inventory, the Company is able to forecast future sales with a fair degree of precision by monitoring and tracking customers’ production cycles, which forecasting is taken into account when conducting the reserve analysis. The Company further notes that it is required to make commitments to purchase inventory based on manufacturer lead times, which may be up to two years. In addition, the Company may be entitled to obtain price breaks or discounts based on the quantity of inventory committed to purchase.

Given the length of manufacturers’ lead times, the Company’s desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions and variability within specific customer programs, the inventory reserve may increase at a rate higher than the Company originally anticipated, which can impact the amount of slow-moving inventory the Company holds.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual parts can be sold and customer buying patterns, the Company believes that the unreserved $15,602 of slow-moving inventory will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it is necessary to reserve for a portion of this $15,602 of inventory.

Excess and At-Risk Inventory

As of March 31, 2012, the Company had $500,445 of inventory (excluding the $91,620 reserved portion of the $107,222 of slow-moving inventory described above), and had recorded an additional excess and obsolescence reserve of $13,902 for this inventory, which accounted for 2.4% of the non-slow-moving inventory. Based on historical experience, the Company has limited exposure related to the non-slow-moving inventory, as a majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $14,921 of its inventory. However the Company does take program delays and cancelations into account when conducting the reserve analysis. In conducting the monthly reserve analysis with respect to excess and at-risk inventory, the Company reviews all non-slow-moving and at-risk inventory. In doing so, the Company weighs positive and negative factors that are substantially similar to the factors considered when conducting the monthly reserve analysis with respect to slow-moving inventory.

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

References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2012” or “fiscal 2012” means the period from October 1, 2011 to September 30, 2012.

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

Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 7,200 customers in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 13.5% compounded annual growth rate over the past 20 years to $710.9 million in fiscal 2011. We have more than 1,000 employees and operate across 30 locations in 11 countries.

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

On June 30, 2008, Wesco Aircraft Hardware Corp. acquired 100% of the outstanding stock of Airtechnics, Inc., or Airtechnics, a distributor of electronic components for the aerospace industry, which we refer to as the Airtechnics Acquisition. The acquisition was funded through a provision in the old credit facilities that provided for additional borrowing under existing credit terms. Operating cash was also used by us to pay a portion of the purchase price and cover transaction fees and expenses. The assets and liabilities have been recorded at fair value for the interests we acquired.

Industry Trends Affecting Our Business

Commercial Aerospace Market

We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

During 2008 and 2009, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During fiscal 2011 and the first six months of 2012, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft has increased in 2011 and the first half of 2012, these increases have not yet fully translated to increased purchasing patterns by our customers.  In addition, commercial maintenance, repair and overhaul providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

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

Other Factors Affecting Our Financial Results

Fluctuations in Revenue

There are many factors, such as fluctuations in ad hoc sales, timing of aircraft deliveries, changes in selling prices, the amount of new customers’ consigned inventory and the volume or timing of customer orders that can cause fluctuations in our financial results from quarter-to-quarter. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons.

We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding relationships with our existing JIT customers to include additional customer sites and additional SKUs. We believe this strategy serves to mitigate fluctuations in our net sales.  However, our sales to JIT customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if the their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected.  Although our ad hoc sales as a percentage of net sales increased from 37% in fiscal 2010 to 39% in fiscal 2011 and was 38% during the six months ended March 31, 2012, we do not believe that this increase is inconsistent with our strategy of transitioning customers to JIT contracts and LTAs. Instead, we believe that an increase in ad hoc sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases. Accordingly, even though we believe that our ad hoc sales will continue at the current level during the remainder of fiscal 2012, we do not believe that this trend will impact our long-term JIT and LTA strategy.

During 2011 we were notified by Boeing of its intent to perform certain supply chain management functions in-house that we had been providing at two Boeing facilities under JIT contracts that were awarded to us when these particular facilities were under different ownership. In fiscal 2011, JIT sales under these contracts accounted for approximately 3.1% of our net sales and our total sales to these two Boeing facilities accounted for approximately 7.2% of our total sales during the same period. If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under JIT contracts and LTAs help to mitigate fluctuations in our financial results, as JIT and LTA customers tend to have steadier purchasing patterns than ad hoc customers.  However, our sales to JIT and LTA customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if the their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated part-by-part usage rates are actually lower.  In addition, as is noted above, our ad hoc sales as a percentage of net sales increased during fiscal 2011 and has only decreased slightly during the six months ended March 31, 2012.  We expect that our ad hoc sales will remain at the current level during the remainder of fiscal 2012 as we continue to help our contract customers lower their inventory levels.

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

We believe that our strategy of growing our JIT and LTA sales and converting ad hoc customers into JIT and LTA customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are in JIT and LTA-related sales.  However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to JIT contracts and LTAs.  During the first six months of fiscal 2012, we have seen increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain consistent during the remainder of fiscal 2012.  However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

Our JIT contracts and LTAs generally provide for fixed prices, which can expose us to risks if prices we pay to our suppliers rise due to increased raw material or other costs. However, we believe our expansive product offerings and inventories, our ad hoc sales and, where possible, our longer-term agreements with suppliers have enabled us to mitigate this risk.

Fluctuations in Cash Flow

We believe our cash flows may be affected by fluctuations in our inventory that can occur over time. When we are awarded new programs, we generally increase our inventory to account for expected sales related to the new program, which often take time to materialize. As a result, if certain programs for which we have procured inventory are delayed or if newer JIT customers’ consigned inventory is larger than we expected, we may experience a more sustained inventory increase. For example, we increased our inventory in anticipation of deliveries of the Boeing 787, which have been significantly delayed.

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected.  As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows.  During the six months ended March 31, 2012, we experienced a modest inventory build of approximately $17.4 million, which was primarily driven by purchases to support new contracts as well as strategic investments made in anticipation of the expected industry growth cycle.  We currently expect that this modest inventory build will continue during the remainder of fiscal 2012.

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

We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. In fiscal 2010 and 2009, we experienced a decrease in ad hoc sales due to a weakening aerospace market that resulted in customers reducing their on-hand inventory and our strategy of transitioning ad hoc sales to JIT contracts or LTAs in an effort to achieve a more predictable revenue stream. JIT contracts and LTAs typically run for three to five years. However, in fiscal 2011 and the first half of fiscal 2012, we experienced an increase in both ad hoc and LTA sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis.

Cost of Sales

The principal component of our cost of sales is product cost, which was approximately 97.4% of our total cost of sales for the six months ended March 31, 2012. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 2.6% of our total cost of sales for the six months ended March 31, 2012.

Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. The current weighted average cost is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers’ available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2011 and the six months ended March 31, 2012, as a result of the economic downturn and its effect on the global aerospace industry, our suppliers’ collective production capacity increased, which generally resulted in a decrease in per part prices and a corresponding decrease in our product costs. We expect that conditions within the aerospace industry will continue to improve, and as a result, that per part prices will increase as our suppliers’ capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down monthly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.”

As of March 31, 2012 and 2011, we had recorded an aggregate of approximately $105.5 million and $84.5 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $8.5 million and $7.7 million was recorded during the six months ended March 31, 2012 and 2011, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves we recorded during the periods covered by this report, including disclosure relating to our inventory that was comprised of units for which there have been no sales in the prior 12 months, see Note 9 of the Notes to Consolidated Financial Statement in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Inventories

Our inventory is comprised solely of finished goods. Inventories are stated at the lower of weighted-average cost or market and in-bound freight-related costs are included as part of the cost of inventory held for resale. We record provisions, as appropriate, to write-down excess and obsolete inventory to estimated net realizable value. The process for evaluating excess and obsolete inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be able to be sold in the normal course of business, which is described in greater detail below under “Excess and Obsolescence Reserve Policy.”

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

Excess and Obsolescence Reserve Policy

We perform a monthly inventory analysis and record excess and obsolescence expense after weighing a number of factors, including historical sell-through rates, current selling and buying patterns, forecasted future sales, program delays or cancellations, inventory quantities and aging, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. These factors are described in greater detail below under the bullets for “Slow- Moving Inventory” and “Excess and At-Risk Inventory.”

The two types of inventory that are included in our excess and obsolescence reserve are (i) inventory that is comprised of units for which there have been no sales in the prior 12 months, which we refer to as slow-moving inventory, and (ii) excess and at-risk inventory, which typically includes inventory held by us after we make strategic purchases to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess quantities of inventories.

The following contains a summary of the factors we consider when conducting our monthly reserve analysis for both slow-moving inventory and excess and at-risk inventory:

• Slow-Moving Inventory. In conducting our monthly reserve analysis with respect to slow-moving inventory, we consider a variety of factors, including historical sell-through rates, current selling and buying patterns, inventory quantities and aging, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. Furthermore, although our customers are not required to purchase a specific quantity of inventory from us, we are able to forecast future sales with a fair degree of precision by monitoring and tracking our customers’ production cycles, which forecasting is taken into account when conducting our reserve analysis. We further note that we are required to make commitments to purchase inventory based on manufacturer lead times, which may be up to two years. In addition, we may be entitled to obtain price breaks or discounts based on the quantity of inventory we commit to purchase. Given the length of our manufacturers’ lead times, our desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions and variability within specific customer programs, our inventory reserve may increase at a rate higher than we originally anticipated, which can impact the amount of slow moving inventory we hold.

• Excess and At-Risk Inventory. In conducting our monthly reserve analysis with respect to excess and at-risk inventory, we review all non-slow-moving and at-risk inventory. Based on our historical experience, we have limited exposure related to our non-slow-moving inventory, as a majority of the products we sell can be sold across multiple aircraft platforms and the lifespan of the products we sell along with the design of the aircrafts that utilize these products is typically not subject to a high degree of obsolescence. However, we do take program delays and cancelations into account when conducting our reserve analysis. In addition, we weigh positive and negative factors that are substantially similar to the factors we consider when conducting our monthly reserve analysis with respect to slow-moving inventory.

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

We reviewed the carrying value of our indefinite lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2011, 2010 and 2009, the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of March 31, 2012 related to either goodwill or the indefinite-lived intangible asset.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2012	2011	2012	2011
Non-cash stock-based compensation	$26	$546	$691	$910

For the years ending September 30, 2012 and 2013, we expect to incur stock-based compensation expense of approximately $1.6 million and $0.7 million, respectively.

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

Results of Operations

	Three Months Ended		Six Months Ended
	March 31		March 31,
(Dollars in thousands)	2012	2011	2012	2011
Consolidated statements of income:
Net sales:
North America	$159,717	$158,325	$333,440	$318,808
Rest of World	38,614	31,456	72,421	57,527
Intercompany elimination	(16,188)	(13,766)	(31,164)	(26,792)
Net sales	182,143	176,015	374,697	349,543
Gross profit:
North America	53,253	58,249	117,887	117,725
Rest of World	12,223	10,686	22,611	19,523
Intercompany elimination	(1,401)	(1,508)	(3,151)	(3,122)
Gross profit	64,075	67,427	137,347	134,126
Selling, general and administrative expenses:
North America	21,822	19,115	44,518	39,593
Rest of World	5,888	5,379	11,385	10,289
Selling, general and administrative expenses	27,710	24,494	55,903	49,882
Income from operations	36,365	42,933	81,444	84,244
Interest expense, net	(5,831)	(6,309)	(12,345)	(12,586)
Other income (expense), net	(519)	(693)	(541)	(177)
Income before provision for income taxes	30,015	35,931	68,558	71,481
Provision for income taxes	(10,292)	(13,993)	(25,657)	(27,873)
Net income	$19,723	$21,938	$42,901	$43,608

	Three Months Ended		Six Months Ended
	March 31		March 31,
(as a % of total net sales; numbers have been rounded)	2012	2011	2012	2011

Consolidated statements of income:
Net sales:
North America	87.7%	89.9%	89.0%	91.2%
Rest of World	21.2	17.9	19.3	16.5
Intercompany elimination	(8.9)	(7.8)	(8.3)	(7.7)
Net sales	100.0	100.0	100.0	100.0
Gross profit:
North America	29.2	33.1	31.5	33.7
Rest of World	6.7	6.1	6.0	5.6
Intercompany elimination	(0.8)	(0.9)	(0.8)	(0.9)
Gross profit	35.2	38.3	36.7	38.4
Selling, general and administrative expenses:
North America	12.0	10.9	11.9	11.3
Rest of World	3.2	3.1	3.0	2.9
Selling, general and administrative expenses	15.2	13.9	14.9	14.3
Income from operations	20.0	24.4	21.7	24.1
Interest expense, net	(3.2)	(3.6)	(3.3)	(3.6)
Other income (expense), net	(0.3)	(0.4)	(0.1)	(0.1)
Income before provision for income taxes	16.5	20.4	18.3	20.4
Provision for income taxes	(5.7)	(7.9)	(6.8)	(8.0)
Net income	10.8%	12.5%	11.4%	12.5%

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

Net Sales

Consolidated net sales of $182.1 million for the three months ended March 31, 2012 increased approximately $6.1 million, or 3.5%, compared to the three months ended March 31, 2011. Ad hoc, JIT and LTA sales as a percentage of net sales represented 40%, 23% and 37%, respectively, for the three months ended March 31, 2012, as compared to 38%, 32% and 30%, respectively, for the three months ended March 31, 2011.

Net sales of $159.7 million in our North America segment for the three months ended March 31, 2012 increased approximately $1.4 million, or 0.9%, compared to the three months ended March 31, 2011. Ad hoc and LTA net sales increased by $6.0 million and $11.5 million respectively, while JIT net sales decreased by $18.1 million, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in ad hoc net sales was attributable to general growth across numerous customers.  Approximately $4.9 million of the LTA net sales increase was driven by one major customer primarily involved in military programs, while the remaining $6.6 million was attributable to general growth across numerous customers as no new material contracts were added during the period.  The decrease in JIT net sales was primarily related to the completion of contracts with two customers, which resulted in a reduction of $23.3 million in JIT net sales for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  This decrease was partially offset by new contracts as well as general growth across the customer base.

Net sales of $38.6 million in our Rest of World segment for the three months ended March 31, 2012 increased approximately $7.2 million, or 22.8%, compared to the three months ended March 31, 2011. Ad hoc, JIT and LTA net sales increased by $0.8 million, $3.5 million and $1.9 million, respectively, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The ad hoc increase was driven by sales to customers looking to secure inventory as build rates start to increase. The JIT increases were mostly due to stronger 787 related sales and increased build rates with European commercial manufacturers.  LTA growth was primarily driven by military contracts.

Gross Profit

Consolidated gross profit of $64.1 million for the three months ended March 31, 2012 decreased approximately $3.4 million, or 5.0%, compared to the three months ended March 31, 2011. Gross profit as a percentage of net sales was 35.2% for the three months ended March 31, 2012, compared to 38.3% for the three months ended March 31, 2011.

Gross profit of $53.3 million in our North America segment for the three months ended March 31, 2012 decreased approximately $5.0 million, or 8.6%, compared to the three months ended March 31, 2011. Gross profit as a percentage of net sales in our North America segment was 33.3% for the three months ended March 31, 2012 compared to 36.8% for the three months ended March 31, 2011. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix and a decline in our ad hoc margins due to a competitive ad hoc market.

Gross profit of $12.2 million in our Rest of World segment for the three months ended March 31, 2012 increased approximately $1.5 million, or 14.4%, compared to the three months ended March 31, 2011. Gross profit as a percentage of net sales in our Rest of World segment was 31.7% for the three months ended March 31, 2012 compared to 34.0% for the three months ended March 31, 2011. The decrease in gross profit as a percentage of net sales was driven by an increase year over year in lower margin JIT and LTA sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $27.7 million for the three months ended March 31, 2012 increased approximately $3.2 million, or 13.1%, compared to the three months ended March 31, 2011. Total selling, general and administrative expenses as a percentage of net sales during the three months ended March 31, 2012 was 15.2% compared to 13.9% for the three months ended March 31, 2011. Selling, general and administrative expenses increased as a percent of net sales as we continue to absorb additional costs associated with being a public company.

Selling, general and administrative expenses of $21.8 million in our North America segment for the three months ended March 31, 2012 increased approximately $2.7 million, or 14.2%, compared to the three months ended March 31, 2011.  This increase was primarily driven by a $2.2 million recovery of bad debt for the three months ended March 31, 2011 which decreased selling, general and administrative expenses for the period.  Other drivers were increases in professional fees and outside labor of $0.5 million and $0.2 million, respectively, offset by a decrease in bad debt expense and depreciation of $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Selling, general and administrative expenses of $5.9 million in our Rest of World segment for the three months ended March 31, 2012 increased approximately $0.5 million, or 9.5%, compared to the three months ended March 31, 2011.  This increase was primarily driven by an increase in payroll tax expense of $0.4 million related to the exercise of stock options for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Other Expenses

Interest Expense, net

Interest expense, net of $5.8 million for the three months ended March 31, 2012 decreased approximately $0.5 million or 7.6%, compared to the three months ended March 31, 2011. This decrease was a result of a $0.2 million decrease in the interest rate swap expense as well as a $75.2 million reduction in the outstanding debt balances for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Other Income (Expense), net

Other expense, net of $0.5 million for the three months ended March 31, 2012 decreased by $0.2 million compared to the three months ended March 31, 2011. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $10.3 million for the three months ended March 31, 2012 decreased approximately $3.7 million, or 26.4% compared to the three months ended March 31, 2011. Our effective tax rate was 34.3% and 38.9% during the three months ended March 31, 2012 and 2011, respectively. The decrease in provision for income taxes was primarily a result of a $5.9 million decrease in pre-tax income from the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Additionally, a benefit related to the exercise of incentive stock options, specifically the non-qualifying disposition of incentive stock options, was realized during the three months ended March 31, 2012, which reduced the effective tax rate for the period.

Net Income

Due to the factors described above, we reported net income of $19.7 million for the three months ended March 31, 2012, compared to net income of $21.9 million for the three months ended March 31, 2011. Net income as a percent of net sales decreased 1.7% for the three months ended March 31, 2012, primarily due to a decrease in gross profit as a percent of net sales and an increase in selling, general and administrative expense as a percent of net sales, partially offset by a decrease in the effective tax rate.

Six months ended March 31, 2012 compared with the six months ended March 31, 2011

Net Sales

Consolidated net sales of $374.7 million for the six months ended March 31, 2012 increased approximately $25.2 million, or 7.2%, compared to the six months ended March 31, 2011. Ad hoc, JIT and LTA sales as a percentage of net sales represented 38%, 27% and 35%, respectively, for the six months ended March 31, 2012, as compared to 38%, 32% and 30%, respectively, for the six months ended March 31, 2011.

Net sales of $333.4 million in our North America segment for the six months ended March 31, 2012 increased approximately $14.6 million, or 4.6%, compared to the six months ended March 31, 2011. Ad hoc and LTA net sales increased by $7.2 million and $24.2 million respectively, while JIT net sales decreased by $20.9 million, for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. The increase in ad hoc net sales was attributable to general growth across numerous customers.  Approximately $8.2 million of the LTA net sales increase was driven by one major customer involved in military programs, $2.8 million by a one-time tooling sale and $4.1 million by increases in commercial programs such as 777 and 747-8, while the remaining $9.1 million was attributable to general growth across numerous customers as no new material contracts were added during the period. The decrease in JIT net sales was primarily related to the completion of contracts with two customers, which resulted in a reduction of $30.9 million in JIT net sales for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  This decrease was partially offset by new contracts as well as general growth across the customer base.

Net sales of $72.4 million in our Rest of World segment for the six months ended March 31, 2012 increased approximately $14.9 million, or 25.9%, compared to the six months ended March 31, 2011. Ad hoc, JIT and LTA net sales increased by $1.3 million, $8.1 million and $5.1 million, respectively, for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. The increase in ad hoc sales was mainly due to continued strengthening in demand across the Company’s customer base.  The increase in JIT sales was driven by an increase in 787 related sales, increased build rates with European commercial manufacturers and a maturing of past contract wins. The primary driver in the LTA growth was due to ongoing military programs which account for approximately two thirds of the increase.

Gross Profit

Consolidated gross profit of $137.3 million for the six months ended March 31, 2012 increased approximately $3.2 million, or 2.4%, compared to the six months ended March 31, 2011. Gross profit as a percentage of net sales was 36.7% for the six months ended March 31, 2012, compared to 38.4% for the six months ended March 31, 2011.

Gross profit of $117.9 million in our North America segment for the six months ended March 31, 2012 increased approximately $0.2 million, or 0.1%, compared to the six months ended March 31, 2011. Gross profit as a percentage of net sales in our North America segment was 35.4% for the six months ended March 31, 2012 compared to 36.9% for the six months ended March 31, 2011. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix and a decline in our ad hoc margins due to a competitive ad hoc market.

Gross profit of $22.6 million in our Rest of World segment for the six months ended March 31, 2012 increased approximately $3.1 million, or 15.8%, compared to the six months ended March 31, 2011. Gross profit as a percentage of net sales in our Rest of World segment was 31.2% for the six months ended March 31, 2012 compared to 33.9% for the six months ended March 31, 2011. The decrease in gross profit as a percentage of net sales was driven by an increase year over year in lower margin JIT and LTA net sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $55.9 million for the six months ended March 31, 2012 increased approximately $6.0 million, or 12.1%, compared to the six months ended March 31, 2011. Total selling, general and administrative expenses as a percentage of net sales during the six months ended March 31, 2012 was 14.9% compared to 14.3% for the six months ended March 31, 2011, a slight increase of 0.6% as we continue to leverage our existing infrastructure while absorbing new costs associated with being a public company.

Selling, general and administrative expenses of $44.5 million in our North America segment for the six months ended March 31, 2012 increased approximately $4.9 million, or 12.4%, compared to the six months ended March 31, 2011.  This increase was primarily driven by a $2.2 million recovery of bad debt for the six months ended March 31, 2011 which decreased selling, general and administrative expenses for the period.  Other drivers were increases in professional fees, insurances, outside labor, licenses, depreciation and travel of $1.0 million, $0.3 million, $0.3 million, $0.2 million, $0.2 million and $0.2 million, respectively, for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.

Selling, general and administrative expenses of $11.4 million in our Rest of World segment for the six months ended March 31, 2012 increased approximately $1.1 million, or 10.7%, compared to the six months ended March 31, 2011. The increase was primarily due to increased payroll costs of $0.5 million driven by a 6.7% increase in headcount to support new contracts and sales growth as well as an additional $0.4 million increase in payroll tax expenses related to the exercise of stock options during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.

Other Expenses

Interest Expense, net

Interest expense, net of $12.4 million for the six months ended March 31, 2012 decreased approximately $0.2 million or 1.9%, compared to the six months ended March 31, 2011 This decrease was a result of a $0.2 million decrease in the interest rate swap expense as well as a reduction of interest expense associated with a $75.2 million reduction in the outstanding debt balances for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.

Other Income (Expense), net

Other expense, net of $0.5 million for the six months ended March 31, 2012 increased by $0.4 million compared to the six months ended March 31, 2011. This change was primarily due to unrealized foreign exchange losses associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $25.7 million for the six months ended March 31, 2012 decreased approximately $2.2 million, or 7.9%, compared to the six months ended March 31, 2011. Our effective tax rate was 37.4% and 39.0% during the six months ended March 31, 2012 and March 31, 2011, respectively. The decrease in provision for income taxes was primarily a result of a $2.9 million decrease in pre-tax income from the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. Additionally, a benefit related to the exercise of incentive stock options, specifically the non-qualifying disposition of incentive stock options, was realized during the six months ended March 31, 2012, which reduced the effective tax rate for the period.

Net Income

Due to the factors described above, we reported net income of $42.9 million for the six months ended March 31, 2012, compared to net income of $43.6 million for the six months ended March 31, 2011. Net income as a percent of net sales decreased 1.1% for the six months ended March 31, 2012, primarily due to a decrease in gross profit as a percent of net sales and an increase in selling, general and administrative expense as a percent of net sales, partially offset by a decrease in the effective tax rate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $55.2 million and $45.7 million as of March 31, 2012 and 2011, respectively, of which approximately $5.4 million, or 9.8%, and $6.9 million, or 15.1%, was held by our foreign subsidiaries as of March 31, 2012 and 2011, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of March 31, 2012 and 2011. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. In addition, as of March 31, 2012, we had no amounts outstanding under the revolving facility. Our primary uses of cash are for:

•                  operating expenses;

•                  working capital requirements to fund the growth of our business;

•                  capital expenditures that primarily relate to IT equipment and our warehouse operations; and

•                  debt service requirements for borrowings under the senior secured credit facilities.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of March 31, 2012, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

The senior secured credit facilities consist of the (i) $150.0 million revolving facility, (ii) $265.0 million term loan A facility and (iii) $350.0 million term loan B facility. As of March 31, 2012, our outstanding indebtedness under our senior secured credit facilities was approximately $531.0 million, of which (a) $228.8 million consisted of indebtedness under the term loan A facility and (b) $302.2 million consisted of indebtedness under the term loan B facility.  There were no outstanding borrowings under the revolving facility as of March 31, 2012.

The interest rate for the term loan A facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $265.0 million for the first year, escalating to quarterly installments of 3.75% of the original principal amount of $265.0 million by the fifth year, with the final payment due on April 7, 2016. The applicable margin for the term loan B facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.00% for Eurocurrency loans and 1.75% to 2.00% for ABR loans. However, at no time shall the Eurocurrency Rate or the ABR be less than 1.25%. The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $350.0 million. The remaining balance is due April 7, 2017. As of

March 31, 2012, we had prepaid all required quarterly payments through December 31, 2013 and April 7, 2017 on the term A and B loan facilities, respectively.

We have a $150.0 million revolving line of credit that expires on April 7, 2016. The applicable margin is based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR Loans and 2.25% to 3.25% for the Eurocurrency Loans. There was no outstanding borrowing under this line of credit as of March 31, 2012. For the six months ended March 31, 2012, we paid approximately $320 in commitment fees for this line of credit.

The obligations under the senior secured credit facilities are guaranteed by us and all of our direct and indirect, wholly owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require the maintenance of a net-debt-to-EBITDA ratio (as such ratio is defined in the senior secured credit facilities) of less than 4.00 and an EBITDA-to-net cash interest expense ratio of no lower than 2.25. As of March 31, 2012, our net debt-to-EBITDA ratio was 2.61 and our EBITDA-to-net cash interest expense ratio was 7.90.

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

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe Limited, has available a £10.0 million ($16.0 million based on the March 31, 2012 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 as of March 31, 2012 and March 31, 2011.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Six Months Ended March 31,
(In thousands)	2012	2011
Consolidated statements of cash flows data:
Net cash provided by operating activities	$27,527	$23,657
Net cash provided by (used in) investing activities	1,567	(2,761)
Net cash used in financing activities	(19,477)	(14,875)

Operating Activities

Our operating activities generated $27.5 million of cash in the six months ended March 31, 2012 an increase of $3.9 million, compared to the six months ended March 31, 2011.  This was primarily the result of a $19.6 million increase in the change in accounts payable for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. The increase in the accounts payable balance was partially offset by an increase in inventory of $15.5 million driven by an increase of 11.1% in inventory receipts during the six months ended March 31, 2012 as compared to March 31, 2011.  The increase in inventory receipts was to support the 7.2% growth in sales during the six months ended March 31, 2012, as well as strategic purchases in anticipation for the industry growth cycle.  Another driver was a $4.7 million decrease in the change in accounts receivable for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  The reduction in the accounts receivable balance was driven by 2 day decrease in our days sales outstanding for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.

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

Investing Activities

Our investing activities generated approximately $1.6 million as compared to using $2.8 million of cash in the six months ended March 31, 2012 and 2011, respectively. This increase was primarily the result of a $2.8 million sale of tooling equipment during the six months ended March 31, 2012.  $1.2 million was used during the six months ended March 31, 2012 for investments in various capital expenditures and to purchase property and equipment as compared to $2.8 million during the six months ended March 31 2011. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities used $19.5 million of cash in the six months ended March 31, 2012. This amount primarily consisted of $25.0 million used to repay principal against the credit facilities and $1.0 million used to make principal payments under our capital lease obligations. These cash outflows were principally offset by proceeds received in connection with the exercise of stock options.

Our financing activities used $14.9 million of cash in the six months ended March 31, 2011. This primarily consisted of $14.0 million used to repay principal against the old credit facilities and $0.9 million to make principal payments under our capital lease obligations.

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

Foreign Currency Exposure

Currency translation

During the six month periods ended March 31, 2012 and March 31, 2011, approximately 19% and 17%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 33% and 29%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound and the Euro.

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

A hypothetical 5% increase in the value of the British pound and the Euro relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.4 million and less than $0.1 million, respectively, during fiscal 2011 and $0.3 million and less than $0.1 million, respectively, during the six months ended March 31, 2012. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.4 million and less than $0.1 million, respectively, during fiscal 2011 and $0.3 million and less than $0.1 million, respectively, during the six months ended March 31, 2012.

Currency transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2011, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $85.1 million and €7.6 million, respectively, and had purchases in U.S. dollars and Euros of approximately $61.2 million and €13.4 million, respectively. During the six months ended March 31, 2012, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $53.0 million and €5.2 million, respectively, and had purchases in U.S. dollars and Euros of approximately $34.3 million and €9.7 million, respectively. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2009 to September 30, 2010, the British pound stabilized against the dollar. From September 30, 2010 to September 30, 2011, the pound strengthened slightly against the dollar by $0.05 (from $1.56 to $1.61). From September 30, 2011 through March 31, 2012, the U.S dollar strengthened slightly against the pound by $0.04 (from $1.61 to $1.57). A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds. As a result of the stabilization of the value of the British pound against the U.S. dollar during fiscal 2010 and the slight movement of the U.S. dollar during fiscal 2011 and the six months ended March 31, 2012, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.3 million and $0.4 million during the six months ended March 31, 2012 and fiscal 2011, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.3 million and $0.4 million during the six months ended March 31, 2012 and fiscal 2011, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of March 31, 2012, we had no outstanding currency forward and option contracts.

Interest Rate Risk

Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of March 31, 2012, annual cash interest expense, including fees under our revolving facility, would have been approximately $20.2 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $2.3 million per year, without taking into account the effect of any hedging instruments or the minimum LIBOR requirement.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. Upon the maturity of our previous interest rate swap agreements, we entered into two interest rate swap agreements—one that expired in February 2012 and one that expires in June 2012—which we refer to collectively as the Swaps. Each Swap converts the interest rate on approximately $200.0 million (notional amount) of our outstanding indebtedness from variable rates to a fixed interest rate. During the six months ended March 31, 2012 and March 31, 2011, we recorded a gain in the amount of approximately $1.3 million and $2.9 million, respectively, as a result of changes in fair value of derivative financial instruments. These gains are recorded as a component of interest expense.

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

PART II — OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

We are involved in various legal matters that arise in the normal course of our business. We believe that the ultimate outcome of such matters will not have a material adverse effect on our business financial condition or results of operations.  However, there can be no assurance that such actions will not be material or adversely affect our business, financial condition or results of operations.

ITEM 1A.           RISK FACTORS.

The risk factor presented below amends and restates the corresponding risk factor previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011:

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

During fiscal 2011, we were notified by Boeing of its intent to perform certain supply chain management functions in-house that we were providing at two facilities under JIT contracts that were awarded to us prior to these particular facilities being acquired by Boeing. In fiscal 2011, sales at these facilities accounted for approximately 7.2% of net sales.

As an example of the potential loss of business due to customer in-sourcing, it is our understanding that Boeing is undertaking an initiative to cause its first and second tier suppliers to source certain Boeing-specific materials, including fasteners, directly from manufacturers, rather than through distributors such as us. If Boeing’s initiative is broadly implemented, a portion of our sales to these Boeing suppliers, and consequently our business, financial condition and results of operations, could be adversely affected.

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

There have been no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                    MINE SAFETY DISCLOSURES.

Not applicable.

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

10.20	Amended and Restated Stockholders Agreement of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-

35253)).
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

Date: May 11, 2012	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and Chief Executive Officer

Date: May 11, 2012	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)