Form 10-Q
period 2012-06-30
Wesco Aircraft Holdings, Inc
filed 2012-08-10
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of August 9, 2012 was 87,104,112.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	September 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$164,040	$45,525
Accounts receivable, net of allowance for doubtful accounts of $3,759 at June 30, 2012 and $4,257 at September 30, 2011	115,701	97,289
Inventories	505,996	483,062
Prepaid expenses and other current assets	25,085	11,740
Deferred income taxes	38,253	39,289
Total current assets	849,075	676,905

Property and equipment, net	19,778	20,952
Deferred financing costs, net	9,857	12,058
Goodwill	504,760	504,764
Intangible assets, net	83,469	86,239
Other assets	403	467
Total assets	$1,467,342	$1,301,385
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$67,462	$53,069
Accrued expenses and other current liabilities	16,304	18,664
Income taxes payable	2,528	1,144
Capital lease obligations—current portion	1,009	2,069
Total current liabilities	87,303	74,946
Long-term debt	626,000	556,000
Capital lease obligations	213	712
Deferred income taxes	51,963	41,256
Total liabilities	765,479	672,914
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share: 950,000,000 shares authorized; 87,091,074 and 85,716,863 shares issued and outstanding as of June 30, 2012 and September 30, 2011 respectively	86	86
Class B convertible redeemable common stock, $0.001 par value per share: 2,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	—	—
Additional paid-in capital	345,585	336,998
Accumulated other comprehensive loss	(8,361)	(7,972)
Retained earnings	364,553	299,359
Total stockholders’ equity	701,863	628,471
Total liabilities and stockholders’ equity	$1,467,342	$1,301,385

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$189,346	$180,013	$564,044	$529,556
Cost of sales	122,067	111,393	359,417	326,811
Gross profit	67,279	68,620	204,627	202,745
Selling, general and administrative expenses	32,327	29,817	88,231	79,698
Income from operations	34,952	38,803	116,396	123,047
Interest expense, net	(5,836)	(14,966)	(18,181)	(27,551)
Other income (expense), net	1,157	45	616	(133)
Income before provision for income taxes	30,273	23,882	98,831	95,363
Provision for income taxes	(7,980)	(9,921)	(33,637)	(37,794)
Net income	$22,293	$13,961	$65,194	$57,569
Net income per share:
Basic	$0.24	$0.15	$0.71	$0.64
Diluted	$0.23	$0.15	$0.68	$0.62
Weighted average shares outstanding:
Basic	92,486	90,614	91,815	90,599
Diluted	96,068	92,713	95,554	92,662

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$65,194	$57,569
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	2,769	2,774
Depreciation	4,132	4,186
Amortization of deferred financing costs	2,201	10,280
Bad debt and sales return reserve	(498)	348
Non-cash foreign currency exchange	14	(269)
Non-cash stock-based compensation	1,148	1404
Excess tax benefit related to stock options exercised	(1,778)	—
Change in fair value of derivative	(1,703)	(4,141)
Deferred income tax provision	11,743	5,900
Loss on fixed asset disposal	354	—
Changes in assets and liabilities
Accounts receivable	(18,467)	(10,628)
Income taxes receivable	(8,745)	(3,275)
Inventories	(23,148)	2,447
Prepaid expenses and other assets	(2,789)	1,969
Accounts payable	14,758	(13,602)
Accrued expenses and other liabilities	(570)	(222)
Income taxes payable	1,401	(3,722)
Net cash provided by operating activities	46,016	51,018
Cash flows from investing activities
Purchases of property and equipment	(6,074)	(3,991)
Proceeds from sale of equipment	2,737	—
Net cash used in investing activities	(3,337)	(3,991)
Cash flows from financing activities
Proceeds from issuance of long-term debt	95,000	615,000
Repayment of long-term debt	(25,000)	(651,243)
Financing fees	—	(13,144)
Repayment of capital lease obligations	(1,559)	(1,448)
Excess tax benefit related to stock options exercised	1,778	—
Proceeds from exercise of stock options	5,661	—
Net cash provided by (used in) financing activities	75,880	(50,835)
Effect of foreign currency exchange rates on cash and cash equivalents	(44)	284
Net increase (decrease) in cash and cash equivalents	118,515	(3,524)
Cash and cash equivalents, beginning of period	45,525	39,463
Cash and cash equivalents, end of period	$164,040	$35,939

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

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 5, 2011.

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

Note 3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. The carrying amounts and fair value of the debt instruments as of June 30, 2012 were as follows:

	Carrying Value	Fair Value
$265,000 term loan	$228,805	$228,118
$350,000 term loan	$302,195	$300,382
$150,000 revolving line of credit	$95,000	$95,000

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

These arrangements also contained an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company managed its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management. Upon the maturity of its previous interest rate swaps, the Company entered into two interest rate swap arrangements. The first interest rate swap expired February 29, 2012; the second expired June 29, 2012. Each interest rate swap converted the interest rate on approximately $100,000 (notional amount) of its outstanding debt from variable rates to a fixed interest rate. The swap agreements had fixed the LIBOR component of the term debt to 1.77% and 1.96%.  The Company is not currently a party to any swap agreements.

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

The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table includes the notional amounts and fair value of derivative financial instruments as of June 30, 2012 and September 30, 2011:

		June 30, 2012		September 30, 2011
	Balance Sheet	Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
Swap Contracts	Accrued Expenses	$—	$—	$200,000	$(1,703)

During the nine months ending June 30, 2012 and June 30, 2011, the Company recorded a gain in the amount of $1,703 and $4,141, respectively as a result of changes in fair value of derivative financial instruments. These changes are recorded as a component of interest expense.

The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value as of June 30, 2012 and September 30, 2011, categorized by input level within the fair value hierarchy:

Fair Value Measurements Using
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
June 30, 2012
Financial instruments measured at fair value on a recurring basis Derivative financial instruments	—	$—	—

	Level 1	Level 2	Level 3
September 30, 2011
Financial instruments measured at fair value on a recurring basis Derivative financial instruments	—	$(1,703)	—

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

Note 5. Long-Term Debt

	June 30,	September 30,
	2012	2011

$265,000 term loan, bearing interest based on Alternate Base Rate (“ABR”) (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin ranging from 2.25%- 3.25%), whichever is greater. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 3.75% by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016. Interest rate was 3.00% at June 30, 2012.

	$228,805	$238,000

$350,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 1.75%-2.00%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 2.75%-3.25%), whichever is greater, provided however that at no time shall the base rate be less than 1.25%. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 0.25% of the principal amount of $350,000.The entire balance is due April 7, 2017. Interest rate was 4.25% at June 30, 2012.

	302,195	318,000

$150,000 revolving line of credit, bearing interest based on Alternate Base Rate (“ABR”) (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin ranging from 2.25%- 3.25%), whichever is greater. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The revolver is due on April 7, 2016. Interest rate was 3.00% at June 30, 2012.	95,000	—
	626,000	556,000
Less: current portion	—	—
Long-term debt	$626,000	$556,000

The Company’s debt under its senior secured credit facilities consists of a $150,000 revolving line of credit, a $265,000 term loan A and a $350,000 term loan B. The revolving line of credit and the term loan A expire April 7, 2016. The interest rate for the term loan A facility is based on the applicable margin, which is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans, whichever is greater. The term loan is payable quarterly equal to 1.25% the first year, escalating to 3.75% by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016. The applicable margin for the term loan B facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.25% for Eurocurrency loans and 1.75% to 2.00% for ABR loans, whichever is greater, however at no time shall the base rate be less than 1.25%. The term loan B is payable quarterly equal to 0.25% of the principal amount of $350,000. The remaining balance is due April 7, 2017.

Under the terms and definitions of the credit agreement governing the senior secured credit facilities, first Lien Credit Agreement as of June 30, 2012, the Company is required to maintain a net debt-to-EBITDA ratio not to exceed 4.0 and an EBITDA-to-net interest expense ratio greater than 2.25. The credit agreement also restricts the Company from incurring certain additional indebtedness, payment of dividends, sale of substantial assets, and limits certain investments. Borrowings under these credit facilities are collateralized by substantially all of the assets of the Company. The Company was in compliance with these covenants at June 30, 2012.

As of June 30, 2012, the Company made prepayments totaling approximately $9,195 on the $265,000 term loan and $15,805 on the $350,000 term loan B. As of June 30, 2012, the Company had prepaid all required quarterly payments through December 31, 2013 and April 7, 2017 on the term loan A and term loan B loan facilities, respectively.

The Company has a $150,000 revolving line of credit that expires on April 7, 2016. The applicable margin is based on the ratio of the Company’s EBITDA, as defined in the loan agreement, for the most recently ended four fiscal quarters and ranges between 1.25% and 2.25% for the ABR Loans and range between 2.25% and 3.25% for the Eurodollar Loans.  On June 28, 2012, the Company borrowed $95,000 under its revolving line of credit to partially fund the acquisition of Interfast Inc., which was consummated on July 3, 2012 (refer to Note 11. Subsequent Events). There was a $95,000 borrowing under this line of credit as of June 30, 2012.  The Company’s subsidiary, Wesco Aircraft Europe Limited, has available a £7,000 ($10,931 based on the June 30, 2012 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of June 30, 2012 and September 30, 2011, respectively.

Note 6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$22,293	$13,961	$65,194	$57,569
Foreign exchange translation adjustment	(76)	(26)	(389)	307
Total comprehensive income	$22,217	$13,935	$64,805	$57,876

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income	$22,293	$13,961	$65,194	$57,569
Basic weighted average shares outstanding	92,486	90,614	91,815	90,599
Dilutive effect of stock options and restricted stock awards/units	3,582	2,099	3,739	2,063
Dilutive weighted average shares outstanding	96,068	92,713	95,554	92,662
Basic net income per share	$0.24	$0.15	$0.71	$0.64
Diluted net income per share	$0.23	$0.15	$0.68	$0.62

There were 214,990 and 799,554 shares of common stock equivalents for the nine months ended June 30, 2012 and June 30, 2011, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

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

The following table presents net sales and operating income by business segment:

	Three Months Ended June 30, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$166,918	$41,605	$(19,177)	$189,346
Gross profit	55,653	13,175	(1,549)	67,279
Income from operations	28,946	5,826	180	34,952
Interest expense, net	(5,642)	(194)	(—)	(5,836)
Provision for income taxes	6,241	1,671	68	7,980
Total assets	1,394,019	132,918	(59,595)	1,467,342
Goodwill	498,200	6,560	—	504,760
Capital expenditures	4,765	117	—	4,882
Depreciation and amortization	2,057	212	—	2,269

	Three Months Ended June 30, 2011
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$161,864	$30,922	$(12,773)	$180,013
Gross profit	60,147	10,038	(1,565)	68,620
Income from operations	35,876	2,727	200	38,803
Interest expense, net	(14,786)	(180)	(—)	(14,966)
Provision for income taxes	9,222	699	—	9,921
Total assets	1,223,463	109,078	(45,860)	1,286,681
Goodwill	498,200	6,729	—	504,929
Capital expenditures	1,202	28	—	1,230
Depreciation and amortization	2,081	250	—	2,331

	Nine Months Ended June 30, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$500,358	$114,026	$(50,340)	$564,044
Gross profit	173,540	35,787	(4,700)	204,627
Income from operations	102,315	13,491	590	116,396
Interest expense, net	(17,619)	(562)	(—)	(18,181)
Provision for income taxes	29,797	3,615	225	33,637
Total assets	1,394,019	132,918	(59,595)	1,467,342
Goodwill	498,200	6,560	—	504,760
Capital expenditures	5,774	300	—	6,074
Depreciation and amortization	6,261	640	—	6,901

	Nine Months Ended June 30, 2011
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$480,671	88,449	(39,564)	529,556
Gross profit	177,871	29,562	(4,688)	202,745
Income from operations	114,008	8,532	507	123,047
Interest expense, net	(27,000)	(551)	(—)	(27,551)
Provision for income taxes	35,498	2,296	—	37,794
Total assets	1,223,463	109,078	(45,860)	1,286,681
Goodwill	498,200	6,729	—	504,929
Capital expenditures	3,749	242	—	3,991
Depreciation and amortization	6,222	738	—	6,960

Geographic Information

The Company operates principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the three and nine months ended June 30, 2012 and June 30, 2011 were as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
		% of		% of		% of		% of
	Sales	Sales	Sales	Sales	Sales	Sales	Sales	Sales
North America	$150,303	79.4%	$151,310	84.0%	$457,453	81.1%	$448,064	84.6%
Europe	38,673	20.4	28,551	15.9	105,672	18.7	81,003	15.3
Asia, Pacific Rim, Middle East and other	370	0.2	152	0.1	919	0.2	489	0.1
	$189,346	100.0%	$180,013	100.0%	$564,044	100.0%	$529,556	100.0%

The Company determines the geographic area based on where the sale was originated from. Export sales from North America to customers in foreign countries amounted to $83,945 and $74,236 for the nine months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012 and 2011, the Company’s excess and obsolete reserve was approximately $107,996 and $87,234, respectively. Of these amounts, approximately $11,496 and $11,933 was recorded during the nine months ended June 30, 2012 and 2011, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business.

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

Slow-Moving Inventory

As of June 30, 2012, the Company’s inventory that was comprised of units for which there have been no sales in the prior 12 months was approximately $112,144, of which $98,365 was recorded in the excess and obsolescence reserve, with the remaining $13,779 or 12.3%, left unreserved.

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

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual parts can be sold and customer buying patterns, the Company believes that the unreserved $13,779 of slow-moving inventory will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it is necessary to reserve for a portion of this $13,779 of inventory.

Excess and At-Risk Inventory

As of June 30, 2012, the Company had $505,996 of inventory (excluding the $98,365 reserved portion of the $112,144 of slow-moving inventory described above), and had recorded an additional excess and obsolescence reserve of $9,630 for this inventory, which accounted for 1.6% of the non-slow-moving inventory. Based on historical experience, the Company has limited exposure related to the non-slow-moving inventory, as a majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $15,048 of its inventory. However the Company does take program delays and cancelations into account when conducting the reserve analysis. In conducting the monthly reserve analysis with respect to excess and at-risk inventory, the Company reviews all non-slow-moving and at-risk inventory. In doing so, the Company weighs positive and negative factors that are substantially similar to the factors considered when conducting the monthly reserve analysis with respect to slow-moving inventory.

Note 10. Income Taxes

We currently do not claim an income tax benefit under IRC Section 199 (Section 199) on the portion of our revenue derived by our internally developed software. Our internally developed software provides us and our customers’ visibility into inventory quantities, stocking locations and purchases by individual SKU, which provides us the ability to maintain efficient inventory tracking and analysis and replenishment through our JIT supply chain management programs.  Since our software is used to facilitate our service delivery, and therefore a component of the overall internal sales cycle, we have historically concluded that we were not entitled to a Section 199 deduction. As a result of a new interpretation in relation to the application of the tax law, we have determined that our software development activities now meet the definition of software as defined in Section 199 and that we are able to accurately identify and assign third party revenues to the software provided to our customers.  Accordingly, we will amend previously filed tax returns for fiscal years 2009 — 2011.  As of June 30, 2012, we have calculated a benefit in the amount of $1,500 related to the anticipated refund related to Section 199 which we expect to receive upon filing our amended returns for such periods. We have accounted for this change as a change in an accounting estimate beginning June 30, 2012.

We currently do not claim an income tax deduction under IRC Section 41 related to our research and development (R&D) expenditures.  Our R&D activities include the development of our proprietary software which provides us and our customers’ visibility into inventory quantities, stocking locations and purchases by individual SKU.  We have determined that this deduction was available to us in prior periods and therefore we will amend previously filed tax returns for fiscal years 2009 -2011. As of June 30, 2012, we have calculated a benefit in the amount of $775 related to the anticipated refund related to Section 41 which we expect to receive upon filing our amended returns for such periods. We have accounted for this change as a correction of an error beginning June 30, 2012.  The Company assessed the materiality of the correction and concluded that it was immaterial to previously reported annual and interim amounts and that the correction of the error in 2012 would not be material to the current year results of operations. Accordingly, the Company corrected this error during the quarter ended June 30, 2012 and did not restate its consolidated financial statements for the prior years or interim periods impacted.

These changes had the effect of reducing income tax expense and increasing both net income and earnings per share in our consolidated statements of income as follows:

Three Months Ended June 30, 2012
(In thousands, except per share data)
Income tax expense	$(2,275)
Net income	$2,275
Basic and diluted earnings per common share	$0.02

Note 11. Subsequent Events

On July 3, 2012, the Company acquired substantially all of the assets of a Interfast Inc., an Ontario Corporation (“Interfast”) for approximately $132,379, which we refer to as the Interfast Acquisition. During the nine months ended June 30, 2012 the Company incurred approximately $2,747 in acquisition related expenses. The acquisition was consummated pursuant to the terms of an Asset Purchase Agreement, by and between the Company and Interfast. Interfast is a Toronto-based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace, electronics and general industrial markets.  The Company believes that the Interfast Acquisition provides the Company with a larger international presence in Canada and proven business model in the MRO (maintenance, repair and overhaul) space. As of the filing date of this report the Company has not completed its assessment of the purchase price allocation related to this acquisition. Accordingly, certain disclosures required by ASC 805 Business Combinations will be included upon the Company’s completion of such assessment which will occur during its fourth fiscal quarter and will be included in its Annual Form 10K Report.

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

Executive Overview

We are one of the world’s largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, or JIT delivery and point-of-use inventory management. We supply approximately 500,000 different stock keeping units, or SKUs, including hardware, bearings, tools and more recently, electronic components and machined parts. We serve our customers under three types of arrangements: JIT contracts, which govern comprehensive outsourced supply chain management services; long term agreements, or LTAs, which set prices for specific parts; and ad hoc sales. JIT contracts and LTAs, which together comprised approximately 61% of our fiscal 2011 net sales, are multi-year arrangements that provide us with significant visibility into our future sales.

Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 7,200 customers in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 13.5% compounded annual growth rate over the past 20 years to $710.9 million in fiscal 2011. We have more than 1,000 employees and operate across 33 locations in 11 countries.

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

On June 30, 2008, Wesco Aircraft Hardware Corp., or Wesco Aircraft Hardware, acquired 100% of the outstanding stock of Airtechnics, Inc., or Airtechnics, a distributor of electronic components for the aerospace industry, which we refer to as the Airtechnics Acquisition. The acquisition was funded through a provision in the old credit facilities that provided for additional borrowing under existing credit terms. Operating cash was also used by us to pay a portion of the purchase price and cover transaction fees and expenses. The assets and liabilities have been recorded at fair value for the interests we acquired.

Recent Developments

First Amendment to Credit Agreement

On June 13, 2012, the Company, Wesco Aircraft Hardware, Barclays Bank PLC and the lenders party thereto entered into the First Amendment to Credit Agreement, which we refer to as the Credit Agreement Amendment, which amended our senior secured credit facilities to allow for (i) certain intercompany loans to be made to our restricted subsidiaries in order to facilitate the Interfast Acquisition and (ii) the Interfast Acquisition as a permitted investment.

Interfast Acquisition

On July 3, 2012, the Company,  together with Wesco Europe, acquired substantially all of the assets of Interfast.  The Interfast Acquisition was funded with a combination of cash and borrowings under the Company’s revolving facility. Interfast is a Toronto based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace, electronics and general industrial markets.

Industry Trends Affecting Our Business

Commercial Aerospace Market

We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

During 2008 and 2009, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During fiscal 2011 and the first nine months of fiscal 2012, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft has increased in fiscal 2011 and the first nine months of fiscal 2012, these increases have not yet fully translated to increased purchasing patterns by our customers.  In addition, commercial maintenance, repair and overhaul providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

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

We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding relationships with our existing JIT customers to include additional customer sites and additional SKUs. We believe this strategy serves to mitigate fluctuations in our net sales.  However, our sales to JIT customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected.  Although our ad hoc sales as a percentage of net sales increased from 37% in fiscal 2010 to 39% in fiscal 2011 and was 38% during the nine months ended June 30, 2012, we do not believe that this increase in ad hoc sales is inconsistent with our strategy of transitioning customers to JIT contracts and LTAs. Instead, we believe that an increase in ad hoc sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases. Accordingly, even though we believe that our ad hoc sales will continue at the current level during the remainder of fiscal 2012, we do not believe that this trend will impact our long-term JIT and LTA strategy.

During 2011 we were notified by Boeing of its intent to perform certain supply chain management functions in-house that we had been providing at two Boeing facilities under JIT contracts that were awarded to us when these particular facilities were under different ownership. In fiscal 2011, JIT sales under these contracts accounted for approximately 3.1% of our net sales and our total sales to these two Boeing facilities accounted for approximately 7.2% of our total sales during the same period. If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under JIT contracts and LTAs help to mitigate fluctuations in our financial results, as JIT and LTA customers tend to have steadier purchasing patterns than ad hoc customers.  However, our sales to JIT and LTA customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated part-by-part usage rates are actually lower.  In addition, as is noted above, our ad hoc sales as a percentage of net sales increased during fiscal 2011 and has only decreased slightly during the nine months ended June 30, 2012.  We expect that our ad hoc sales will remain at the current level during the remainder of fiscal 2012 as we continue to help our contract customers lower their inventory levels.

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

We believe that our strategy of growing our JIT and LTA sales and converting ad hoc customers into JIT and LTA customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are in JIT and LTA-related sales.  However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to JIT contracts and LTAs.  During the first nine months of fiscal 2012, we have seen increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain consistent during the remainder of fiscal 2012.  However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

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

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected.  As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows.  During the nine months ended June 30, 2012, we experienced a modest inventory build of approximately $22.9 million, which was primarily driven by purchases to support new contracts as well as strategic investments made in anticipation of the expected industry growth cycle.  We currently expect that this modest inventory build will continue during the remainder of fiscal 2012.

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

We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis.  In fiscal 2010 and 2009, we experienced a decrease in ad hoc sales due to a weakening aerospace market that resulted in customers reducing their on-hand inventory and our strategy of transitioning ad hoc sales to JIT contracts or LTAs in an effort to achieve a more predictable revenue stream. JIT contracts and LTAs typically run for three to five years. However, in fiscal 2011 and the first nine months of fiscal 2012, we experienced an increase in both ad hoc and LTA sales.

Cost of Sales

The principal component of our cost of sales is product cost, which was approximately 97.5% of our total cost of sales for the nine months ended June 30, 2012. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 2.5% of our total cost of sales for the nine months ended June 30, 2012.

Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. The current weighted average cost is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers’ available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2011 and the nine months ended June 30, 2012, as a result of the economic downturn and its effect on the global aerospace industry, our suppliers’ collective production capacity increased, which generally resulted in a decrease in per part prices and a corresponding decrease in our product costs. We expect that conditions within the aerospace industry will continue to improve, and as a result, that per part prices will increase as our suppliers’ capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down monthly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.”

As of June 30, 2012 and 2011, we had recorded an aggregate of approximately $108.0 million and $87.2 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $11.5 million and $11.9 million was recorded during the six months ended June 30, 2012 and 2011, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves we recorded during the periods covered by this report, including disclosure relating to our inventory that was comprised of units for which there have been no sales in the prior 12 months, see Note 9 of the Notes to Consolidated Financial Statement in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Selling, general and administrative expenses, as a percentage of net sales, have continued to decline as we have leveraged the fixed cost and labor component of our infrastructure while consolidated net sales have grown. However, for the year ended September 30, 2011, we experienced an increase in selling, general and administrative expenses in part as a result of one-time costs associated with our initial public offering and for the nine months ended June 30, 2012, we experienced an increase in selling, general and administrative expenses as a result of the recent Interfast Acquisition.  For the remainder of fiscal 2012 we expect to experience an increase in selling, general and administrative costs associated with the integration of Interfast and public company operating costs, however, going forward, we continue to expect that selling, general and administrative expenses, as a percent of net sales, will decline over time as we continue to leverage our current infrastructure.

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

We reviewed the carrying value of our indefinite lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2011, 2010 and 2009, the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of June 30, 2012 related to either goodwill or the indefinite-lived intangible asset.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Non-cash stock-based compensation	$457	$494	$1,148	$1,404

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

Results of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Consolidated statements of income:
Net sales:
North America	$166,918	$161,864	$500,358	$480,671
Rest of World	41,605	30,922	114,026	88,449
Intercompany elimination	(19,177)	(12,773)	(50,340)	(39,564)
Net sales	189,346	180,013	564,044	529,556
Gross profit:
North America	55,653	60,147	173,540	177,871
Rest of World	13,175	10,038	35,787	29,562
Intercompany elimination	(1,549)	(1,565)	(4,700)	(4,688)
Gross profit	67,279	68,620	204,627	202,745
Selling, general and administrative expenses:
North America	26,706	24,271	71,225	63,863
Rest of World	5,621	5,546	17,006	15,835
Selling, general and administrative expenses	32,327	29,817	88,231	79,698
Income from operations	34,952	38,803	116,396	123,047
Interest expense, net	(5,836)	(14,966)	(18,181)	(27,551)
Other income (expense), net	1,157	45	616	(133)
Income before provision for income taxes	30,273	23,882	98,831	95,363
Provision for income taxes	(7,980)	(9,921)	(33,637)	(37,794)
Net income	$22,293	$13,961	$65,194	$57,569

	Three Months Ended		Nine Months Ended
	June 30		June 30,
(as a % of total net sales; numbers have been rounded)	2012	2011	2012	2011

Consolidated statements of income:
Net sales:
North America	88.1%	89.9%	88.7%	90.8%
Rest of World	21.9	17.2	20.2	16.7
Intercompany elimination	(10.1)	(7.1)	(8.9)	(7.5)
Net sales	100.0	100.0	100.0	100.0
Gross profit:
North America	29.4	33.4	30.8	33.6
Rest of World	7.0	5.6	6.3	5.6
Intercompany elimination	(0.8)	(0.9)	(0.8)	(0.9)
Gross profit	35.5	38.1	36.3	38.3
Selling, general and administrative expenses:
North America	14.1	13.5	12.6	12.1
Rest of World	3.0	3.1	3.0	3.0
Selling, general and administrative expenses	17.1	16.6	15.6	15.1
Income from operations	18.5	21.6	20.6	23.2
Interest expense, net	(3.1)	(8.3)	(3.2)	(5.2)
Other income (expense), net	0.6	(0.0)	(0.1)	(0.0)
Income before provision for income taxes	16.0	13.3	17.5	18.0
Provision for income taxes	(4.2)	(5.5)	(6.0)	(7.1)
Net income	11.8%	7.8%	11.5%	10.9%

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

Net Sales

Consolidated net sales of $189.3 million for the three months ended June 30, 2012 increased approximately $9.3 million, or 5.2%, compared to the three months ended June 30, 2011. Ad hoc, JIT and LTA sales as a percentage of net sales represented 39%, 24% and 37%, respectively, for the three months ended June 30, 2012, as compared to 40%, 28% and 32%, respectively, for the three months ended June 30, 2011.

Net sales of $166.9 million in our North America segment for the three months ended June 30, 2012 increased approximately $5.1 million, or 3.1%, compared to the three months ended June 30, 2011. LTA net sales increased by $7.7 million while ad hoc and JIT net sales decreased by $0.6 million and $8.6 million, respectively, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  Approximately $4.2 million of the LTA net sales increase was driven by one major customer primarily involved in military programs, while the remaining $3.5 million was attributable to general growth across numerous customers as no new material contracts were added during the period. The decrease in JIT net sales was primarily related to the completion of contracts with two customers, which resulted in a reduction of $17.3 million in JIT net sales for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  This decrease was partially offset by new contracts as well as general growth across the customer base. The decrease in ad hoc net sales was attributable to an increase of ad hoc sales made in connection with the completion of a contract during the three months ended June 30, 2011, offset by general growth across numerous customers in the three months ended June 30, 2012.

Net sales of $41.6 million in our Rest of World segment for the three months ended June 30, 2012 increased approximately $10.7 million, or 34.5%, compared to the three months ended June 30, 2011. Ad hoc, JIT and LTA net sales increased by $1.6 million, $4.2 million and $4.4 million, respectively, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  The ad hoc increase was driven by smaller manufacturers building inventory as supply times begin to lengthen. The JIT increase was mainly related to a ramp up in the 787 program and, to a lesser extent, higher commercial build rates in Europe.  LTA growth was primarily driven by ramp up in military contracts.

Gross Profit

Consolidated gross profit of $67.3 million for the three months ended June 30, 2012 decreased approximately $1.3 million, or 2.0%, compared to the three months ended June 30, 2011. Gross profit as a percentage of net sales was 35.5% for the three months ended June 30, 2012, compared to 38.1% for the three months ended June 30, 2011.

Gross profit of $55.7 million in our North America segment for the three months ended June 30, 2012 decreased approximately $4.5 million, or 7.5%, compared to the three months ended June 30, 2011. Gross profit as a percentage of net sales in our North America segment was 33.3% for the three months ended June 30, 2012 compared to 37.2% for the three months ended June 30, 2011. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix and a decline in our ad hoc margins due to a competitive ad hoc market.

Gross profit of $13.2 million in our Rest of World segment for the three months ended June 30, 2012 increased approximately $3.1 million, or 31.3%, compared to the three months ended June 30, 2011. Gross profit as a percentage of net sales in our Rest of World segment was 31.7% for the three months ended June 30, 2012 compared to 32.5% for the three months ended June 30, 2011. The decrease in gross profit as a percentage of net sales was driven by an increase year over year in lower margin JIT and LTA sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $32.3 million for the three months ended June 30, 2012 increased approximately $2.5 million, or 8.4%, compared to the three months ended June 30, 2011. Total selling, general and administrative expenses as a percentage of net sales during the three months ended June 30, 2012 was 17.1% compared to 16.6% for the three months ended June 30, 2011. Selling, general and administrative expenses increased as a percent of net sales as we continue to absorb additional costs associated with being a public company and the result of $2.7 million costs associated with the Interfast Acquisition during the three months ended June 30, 2012.

Selling, general and administrative expenses of $26.7 million in our North America segment for the three months ended June 30, 2012 increased approximately $2.4 million, or 10.0%, compared to the three months ended June 30, 2011.  This increase was primarily driven by $2.7 million of acquisition costs related to the Interfast Acquisition.  Other drivers were increases in professional fees of $1.0 million, primarily related to Sarbanes-Oxley compliance, and a $0.9 million increase in payroll costs related to a 5.3% increase in headcount to support new sales growth.  These increases were partially offset by a reduction of initial public offering costs of $2.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Selling, general and administrative expenses of $5.6 million in our Rest of World segment for the three months ended June 30, 2012 increased approximately $0.1 million, or 1.4%, compared to the three months ended June 30, 2011.  This increase was primarily driven by an increase in payroll costs of $0.1 million related to a 7.3% increase in headcount to support a sales growth of 34.5% for the three months ended June 30, 2012 as compared to June 30, 2011.

Other Expenses

Interest Expense, net

Interest expense, net of $5.8 million for the three months ended June 30, 2012 decreased approximately $9.1 million or 61.0%, compared to the three months ended June 30, 2011. This decrease was primarily the result of a $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old credit facility on April 7, 2011.  Additional drivers of the decrease were a $0.4 million decrease in the interest rate swap expense and a $53.0 million reduction in the outstanding term loan debt balances for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Other Income (Expense), net

Other income, net of $1.2 million for the three months ended June 30, 2012 increased by $1.1 million compared to the three months ended June 30, 2011. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $8.0 million for the three months ended June 30, 2012 decreased approximately $1.9 million, or 19.6% compared to the three months ended June 30, 2011. Our effective tax rate was 26.4% and 41.5% during the three months ended June 30, 2012 and 2011, respectively. The decrease in provision for income taxes was primarily a result of a $2.3 million S199 claim (refer to in Note 10. Income Taxes) during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Additionally, our foreign source income has also increased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, which reduced the effective tax rate for the period.

Net Income

Due to the factors described above, we reported net income of $22.3 million for the three months ended June 30, 2012, compared to net income of $14.0 million for the three months ended June 30, 2011. Net income as a percent of net sales increased 4.0% for the three months ended June 30, 2012, primarily due to the effect of the $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old credit facility on April 7, 2011 and a reduction of the effective tax rate for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to the S199 credit.

Nine months ended June 30, 2012 compared with the nine months ended June 30, 2011

Net Sales

Consolidated net sales of $564.0 million for the nine months ended June 30, 2012 increased approximately $34.5 million, or 6.5%, compared to the nine months ended June 30, 2011. Ad hoc, JIT and LTA sales as a percentage of net sales represented 38%, 26% and 36%, respectively, for the nine months ended June 30, 2012, as compared to 38%, 31% and 31%, respectively, for the nine months ended June 30, 2011.

Net sales of $500.4 million in our North America segment for the nine months ended June 30, 2012 increased approximately $19.7 million, or 4.1%, compared to the nine months ended June 30, 2011. Ad hoc and LTA net sales increased by $6.6 million and $32.0 million respectively, while JIT net sales decreased by $29.6 million, for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011. The increase in ad hoc net sales was attributable to general growth across numerous customers.  Approximately $14.9 million of the LTA net sales increase was driven by two major customers involved in military programs, $7.0 million by increases in commercial programs such as 777 and 747-8 and $2.8 million by a one-time tooling sale, while the remaining $7.3 million was attributable to general growth across numerous customers as no new material LTA contracts were added during the period. The decrease in JIT net sales was primarily related to the completion of contracts with two customers, which resulted in a reduction of $48.2 million in JIT net sales for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  This decrease was partially offset by new JIT contracts as well as general growth across the customer base.

Net sales of $114.0 million in our Rest of World segment for the nine months ended June 30, 2012 increased approximately $25.6 million, or 28.9%, compared to the nine months ended June 30, 2011. Ad hoc, JIT and LTA net sales increased by $2.9 million, $12.4 million and $9.5 million, respectively, for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011. The increase in ad hoc sales was mainly due to continued strengthening in demand across the customer base.  The JIT increase was driven by increased build rates with European commercial manufacturers, an increase in 787 production and a maturing of past contract wins. The primary driver in the LTA growth was due to ongoing military programs which accounted for approximately 80% of the increase.

Gross Profit

Consolidated gross profit of $204.6 million for the nine months ended June 30, 2012 increased approximately $1.9 million, or 0.9%, compared to the nine months ended June 30, 2011. Gross profit as a percentage of net sales was 36.3% for the nine months ended June 30, 2012, compared to 38.3% for the nine months ended June 30, 2011.

Gross profit of $173.5 million in our North America segment for the nine months ended June 30, 2012 decreased approximately $4.3 million, or 2.4%, compared to the nine months ended June 30, 2011. Gross profit as a percentage of net sales in our North America segment was 34.7% for the nine months ended June 30, 2012 compared to 37.0% for the nine months ended June 30, 2011. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix and a decline in our ad hoc margins due to a competitive ad hoc market.

Gross profit of $35.8 million in our Rest of World segment for the nine months ended June 30, 2012 increased approximately $6.2 million, or 21.1%, compared to the nine months ended June 30, 2011. Gross profit as a percentage of net sales in our Rest of World segment was 31.4% for the nine months ended June 30, 2012 compared to 33.4% for the nine months ended June 30, 2011. The decrease in gross profit as a percentage of net sales was driven by an increase year over year in lower margin JIT and LTA net sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $88.2 million for the nine months ended June 30, 2012 increased approximately $8.5 million, or 10.7%, compared to the nine months ended June 30, 2011. Total selling, general and administrative expenses as a percentage of net sales during the nine months ended June 30, 2012 was 15.6% compared to 15.1% for the nine months ended June 30, 2011, an increase of 0.5% due to acquisition costs of $2.7 million related to the Interfast Acquisition as well as continuing to absorb costs associated with being a public company.

Selling, general and administrative expenses of $71.2 million in our North America segment for the nine months ended June 30, 2012 increased approximately $7.4 million, or 11.5%, compared to the nine months ended June 30, 2011.  This increase was primarily driven by $2.7 million of acquisition costs related to the Interfast Acquisition and a $2.2 million recovery of bad debt for the nine months ended June 30, 2011 which decreased selling, general and administrative expenses for the period.  Other drivers were increases in professional fees mainly related to Sarbanes-Oxley compliance, payroll, outside labor, and travel of $2.0 million, $0.9 million, $0.4 million and $0.2 million, respectively, for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  These increases were partially offset by $2.5 million of initial public offering cost during the nine months ended June 30, 2011.

Selling, general and administrative expenses of $17.0 million in our Rest of World segment for the nine months ended June 30, 2012 increased approximately $1.2 million, or 7.4%, compared to the nine months ended June 30, 2011. This increase was primarily driven by an increase in payroll costs of $0.6 million related to a 7.3% increase in headcount to support new contracts and a 28.9% sales growth for the nine months ended June 30, 2012 as compared to June 30, 2011.  Other drivers were an increase in commission, travel and marketing of $0.2 million each.

Other Expenses

Interest Expense, net

Interest expense, net of $18.2 million for the nine months ended June 30, 2012 decreased approximately $9.4 million or 34.0%, compared to the nine months ended June 30, 2011.  This decrease was primarily the result of a $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old senior secured credit facilities on April 7, 2011, as well as a $0.6 million decrease in the interest rate swap expense and a $53.0 million reduction in the outstanding term loan debt balances for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.

Other Income (Expense), net

Other income, net of $0.6 million for the nine months ended June 30, 2012 increased by $0.7 million compared to the nine months ended June 30, 2011. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $33.6 million for the nine months ended June 30, 2012 decreased approximately $4.2 million, or 11.0%, compared to the nine months ended June 30, 2011. Our effective tax rate was 34.0% and 39.6% during the nine months ended June 30, 2012 and June 30, 2011, respectively. The decrease in provision for income taxes was primarily a result of $2.3 million of S199 and S41 claims (refer to Note 10. Income Taxes) for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  Other drivers reducing the effective tax rate were a benefit related to the exercise of incentive stock options, specifically the non-qualifying disposition of incentive stock options, and the company’s foreign source income also increased for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011, which reduced the effective tax rate for the period.

Net Income

Due to the factors described above, we reported net income of $65.2 million for the nine months ended June 30, 2012, compared to net income of $57.6 million for the nine months ended June 30, 2011. Net income as a percent of net sales increased 0.6% for the nine months ended June 30, 2012, primarily due to the effect of the $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old credit facility on April 7, 2011 and a reduction of the effective tax rate for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 due to the S199 credit and the benefit related to the exercise of stock options.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $164.0 million and $35.9 million as of June 30, 2012 and 2011, respectively, of which approximately $7.1 million, or 4.3%, and $7.3 million, or 20.4%, was held by our foreign subsidiaries as of June 30, 2012 and 2011, respectively. On July 3, 2012 we consummated the Interfast Acquisition, for a total purchase price of approximately $132.4 million. We funded the purchase price by borrowing $95.0 million under our revolving facility and using approximately $37.4 million of our cash and cash equivalents.  In order to ensure the availability of funds under our revolving facility on the July 3, 2012 closing date, we were required to draw the $95.0 million in advance of the closing date. Had the acquisition closed on June 30, 2012, our cash and cash equivalents would have been approximately $31.6 million. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of June 30, 2012 and 2011. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•                  operating expenses;

•                  working capital requirements to fund the growth of our business;

•                  capital expenditures that primarily relate to IT equipment and our warehouse operations; and

•                  debt service requirements for borrowings under the senior secured credit facilities.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of June 30, 2012, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

The senior secured credit facilities consist of the (i) $150.0 million revolving facility, (ii) $265.0 million term loan A facility and (iii) $350.0 million term loan B facility. As of June 30, 2012, our outstanding indebtedness under our senior secured credit facilities was approximately $626.0 million, of which (a) $228.8 million consisted of indebtedness under the term loan A facility, (b) $302.2 million consisted of indebtedness under the term loan B facility and (c) $95.0 million consisted of indebtedness under the revolving facility.

The interest rate for the term loan A facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $265.0 million for the first year, escalating to quarterly installments of 3.75% of the original principal amount of $265.0 million by the fifth year, with the final payment due on April 7, 2016. The applicable margin for the term loan B facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.00% for Eurocurrency loans and 1.75% to 2.00% for ABR loans. However, at no time shall the Eurocurrency Rate or the ABR be less than 1.25%. The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $350.0 million. The remaining balance is due April 7, 2017. As of June 30, 2012, we had prepaid all required quarterly payments through December 31, 2013 and April 7, 2017 on the term A and B loan facilities, respectively.

We have a $150.0 million revolving line of credit that expires on April 7, 2016. The applicable margin is based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR Loans and 2.25% to 3.25% for the Eurocurrency Loans.  There was a borrowing of $95.0 million outstanding under this line of credit as of June 30, 2012. For the nine months ended June 30, 2012, we paid approximately $462 in commitment fees for this line of credit.

The obligations under the senior secured credit facilities are guaranteed by us and all of our direct and indirect, wholly owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require the maintenance of a net-debt-to-EBITDA ratio (as such ratio is defined in the senior secured credit facilities) of less than 4.00 and an EBITDA-to-net cash interest expense ratio of no lower than 2.25. As of June 30, 2012, our net debt-to-EBITDA ratio was 2.61 and our EBITDA-to-net cash interest expense ratio was 8.16.

On June 13, 2012, we entered into the Credit Agreement Amendment, which amended our senior secured credit facilities to allow for (i) certain intercompany loans to be made to our restricted subsidiaries in order to facilitate the Interfast Acquisition and (ii) the Interfast Acquisition as a permitted investment.

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

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe Limited, has available a £7.0 million ($10.9 million based on the June 30, 2012 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of June 30, 2012 and June 30, 2011.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Nine Months Ended June 30,
(In thousands)	2012	2011
Consolidated statements of cash flows data:
Net cash provided by operating activities	$46,016	$51,018
Net cash used in investing activities	(3,337)	(3,991)
Net cash provided by (used in) financing activities	75,880	(50,835)

Operating Activities

Our operating activities generated $46.0 million of cash in the nine months ended June 30, 2012 a decrease of $5.0 million, compared to the nine months ended June 30, 2011.  This was primarily the result of a $28.4 million increase in the change in accounts payable for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011. The increase in the accounts payable balance was partially offset by the change in inventory of $25.6 million driven by an increase of 14.8% in inventory receipts during the nine months ended June 30, 2012 as compared to June 30, 2011.  The increase in inventory receipts was to support the 6.5% growth in sales during the nine months ended June 30, 2012, as well as strategic purchases in anticipation for the industry growth cycle.  Another driver was a $7.8 million increase in the change in accounts receivable for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  The increase in the accounts receivable balance was driven by higher sales during the quarter and an increase in the days sales outstanding from 52 days to 56 days for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2012.  The increase in days sales outstanding is due to the timing of sales during the quarter and a 34.5% increase in our Rest of World sales (which typically have longer terms) for the three months ended June 30, 2012 as compared to June 30, 2011.

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

Investing Activities

Our investing activities used approximately $3.3 million as compared to using $4.0 million of cash in the nine months ended June 30, 2012 and 2011, respectively. These amounts were used for investments in various capital expenditures and to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities generated $75.9 million of cash in the nine months ended June 30, 2012. These cash inflows were driven by proceeds received in connection with the exercise of stock options of $7.4 million and proceeds of $95.0 million from the revolving line of credit to partially fund the acquisition of Interfast. The cash generation was partially offset by $25.0 million used to repay principal against the credit facilities and $1.6 million used to make principal payments under our capital lease obligations.

Our financing activities used $50.8 million of cash in the nine months ended June 30, 2011. This amount primarily consisted of $45.0 million used to repay principal against the old credit facility and the new credit facility, $13.1 million used to pay fees associated with the April 2011 debt refinancing and the remaining amount was used to make repayments under our capital lease obligations.

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

Foreign Currency Exposure

Currency translation

During the nine month periods ended June 30, 2012 and June 30, 2011, approximately 20% and 17%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 34% and 29%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound and the Euro.

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

A hypothetical 5% increase in the value of the British pound and the Euro relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.4 million and less than $0.1 million, respectively, during fiscal 2011 and $0.5 million and less than $0.1 million, respectively, during the nine months ended June 30, 2012. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.4 million and less than $0.1 million, respectively, during fiscal 2011 and $0.5 million and less than $0.1 million, respectively, during the nine months ended June 30, 2012.

Currency transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2011, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $85.1 million and €7.6 million, respectively, and had purchases in U.S. dollars and Euros of approximately $61.2 million and €13.4 million, respectively. During the nine months ended June 30, 2012, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $77.5 million and €7.7 million, respectively, and had purchases in U.S. dollars and Euros of approximately $34.4 million and €9.7 million, respectively. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2009 to September 30, 2010, the British pound stabilized against the U.S. dollar. From September 30, 2010 to September 30, 2011, the pound strengthened slightly against the dollar by $0.05 (from $1.56 to $1.61). From September 30, 2011 through June 30, 2012, the U.S dollar strengthened slightly against the pound by $0.03 (from $1.61 to $1.58). A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds. As a result of the stabilization of the value of the British pound against the U.S. dollar during fiscal 2010 and the slight movement of the U.S. dollar during fiscal 2011 and the nine months ended June 30, 2012, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.5 million and $0.4 million during the nine months ended June 30, 2012 and fiscal 2011, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.5 million and $0.4 million during the nine months ended June 30, 2012 and fiscal 2011, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of June 30, 2012, we had no outstanding currency forward and option contracts.

Interest Rate Risk

Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of June 30, 2012, annual cash interest expense, including fees under our revolving facility, would have been approximately $23.1 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $3.2 million per year, without taking into account the effect of any hedging instruments or the minimum LIBOR requirement.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. Upon the maturity of our previous interest rate swap agreements, we entered into two interest rate swap agreements—one that expired in February 2012 and one that expired in June 2012—which we refer to collectively as the Swaps. Each Swap converted the interest rate on approximately $200.0 million (notional amount) of our outstanding indebtedness from variable rates to a fixed interest rate. During the nine months ended June 30, 2012 and June 30, 2011, we recorded a gain in the amount of approximately $1.7 million and $4.1 million, respectively, as a result of changes in fair value of derivative financial instruments. These gains are recorded as a component of interest expense.  The Company is not currently a party to any swap agreements.

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

ITEM 1A.           RISK FACTORS.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as supplemented by our Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2011 and March 31, 2012.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                    OTHER INFORMATION.

None.

ITEM 6.                    EXHIBITS.

(a)          Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Europe, Ltd. and Interfast Inc., dated May 23, 2012 (filed herewith)
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
10.1

Credit Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, Royal Bank of Canada, Bank of America, N.A. and the lenders party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))

10.2

First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2012)

10.3

Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.4

Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.5

Management Annual Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.6

Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of July 23, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.7

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.8

Employment Agreement between Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) and Gregory Hann, dated as of January 22, 2009 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.9

Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of June 15, 2007 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.10

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.11

Form of Incentive Stock Option Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.12

Form of Non-qualified Stock Option Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.13

Form of Amended and Restated Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.14

Form of Restricted Stock Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.15

Amended and Restated Management Agreement between Wesco Aircraft Holdings, Inc. and Carlyle Investment Management, L.L.C. (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253)).

10.16

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

10.21	Amended and Restated Stockholders Agreement of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-

35253)).
10.22

Service Agreement between Wesco Aircraft Europe, Ltd and Alexander Murray, dated as of March 24, 2011 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.23	Wesco Aircraft Holdings, Inc. Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
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

10.28

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

Date: August 10, 2012	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and Chief Executive Officer

Date: August 10, 2012	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)