Form 10-K
period 2012-09-30
Wesco Aircraft Holdings, Inc
filed 2012-11-30
CIK 1378718

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of March 31, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $359,430,145.

         The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of November 27, 2012 was 92,504,084.

Documents Incorporated by Reference

         Part III of this annual report on Form 10-K incorporates by reference certain information from the registrants' definitive proxy statement for the 2013 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 2012. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

CERTAIN DEFINITIONS

        Unless otherwise noted in this Annual Report, the term "Wesco Aircraft" means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms "Wesco," "the Company," "we," "us," "our" and "our company" mean Wesco Aircraft and its subsidiaries, including Wesco Aircraft Hardware Corp., our primary domestic operating company, or Wesco Aircraft Hardware, and Wesco Aircraft Europe, Ltd., our primary foreign operating company, or Wesco Aircraft Europe. References to "fiscal year" mean the year ending or ended September 30. For example, "fiscal year 2012" or "fiscal 2012" means the period from October 1, 2011 to September 30, 2012.

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

  •
  our ability to maintain an effective information technology ("IT") system;

  •
  our ability to retain key personnel;

  •
  risks associated with our international operations;

  •
  fluctuations in our financial results from period-to-period;

  •
  affiliates of The Carlyle Group's ("Carlyle") ability to control the majority of the voting power of our outstanding common stock;

  •
  our ability to effectively compete in our industry;

  •
  risks related to our indebtedness; and

  •
  and other risks and uncertainties.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under Part I, Item 1A. "Risk Factors." All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward- looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

ITEM 1.    BUSINESS

Company Overview

        We are one of the world's largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, or JIT, delivery and point-of-use inventory management. We supply approximately 500,000 different stock keeping units, or SKUs, including hardware, bearings, tools and more recently, electronic components and machined parts. In fiscal 2012, sales of hardware represented 82% of our net sales, with highly engineered fasteners constituting 83% of that amount. We serve our customers under three types of arrangements: JIT contracts, which govern comprehensive outsourced supply chain management services; long term agreements, or LTAs, which set prices for specific parts; and ad hoc sales. JIT contracts and LTAs, which together comprised approximately 62% of our fiscal 2012 net sales, are multi-year arrangements that provide us with significant visibility into our future sales.

        Founded in 1953 by the father of our current Chief Executive Officer, or CEO, Wesco has grown to serve over 7,400 customers in the commercial, military and general aviation sectors, including the leading OEMs and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 14.8% compound annual growth rate, or CAGR, over the past 20 years to $776.2 million in fiscal 2012. We serve a large and growing global market, and believe that with more than 1,200 employees across 43 locations in 12 countries, we are well positioned to continue our track record of strong long-term growth and profitability. The following charts illustrate the composition of our 2012 net sales based on our sales data or management estimates.

(1)
Does not take into account the business of Interfast, Inc., which we acquired on July 3, 2012.

        We have invested in building an integrated, highly customized IT system that enables our purchasing and sales organization to make more informed decisions and our inventory management system to operate at maximum efficiency. Specifically, our customized IT system provides us visibility into inventory quantities, stocking locations and purchases across our customer base by individual SKU, enabling us to accurately fill approximately 9,000 orders per day and provide an exceptional level of customer service. The scalable nature of our IT system helps us improve productivity and financial performance as sales volume increases. We believe our customized IT system is a key competitive advantage and critical element in our unique business model that creates significant value for our customers and our suppliers.

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
  access to over 7,400 customer accounts;

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

Competitive Strengths

        We believe that our key competitive strengths include the following:

        Leader in Attractive Global Market.    We are one of the world's largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. We believe we offer the world's broadest inventory of aerospace parts comprised of approximately 500,000 SKUs. In addition, we fill over 9,000 orders per work day and manage over 450,000 stocking bins throughout our customers' facilities. We believe that the scale of our global distribution network, our value-added services and the depth, breadth and dollar investment in our inventory provide us with a significant competitive advantage in an attractive market.

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

        Diverse Customer and Program Base.    We maintain strong relationships with over 7,400 active customers including major OEMs such as Airbus, Boeing, Bombardier, Embraer, Cessna, Gulfstream, BAE Systems, Bell Helicopter, Lockheed Martin, Northrop Grumman and Raytheon. We supply products to nearly every major Western aircraft in production, including the B-787, B-737, B-747, A320, A330, A340, F-35 Joint Strike Fighter, or JSF, V-22, F18 and all Gulfstream production aircraft inclusive of the new G650 as well as all Bombardier aircraft, inclusive of the new C Series. During fiscal 2012, no single customer or aircraft program represented more than 9% of our net sales. We have actively worked to transition our largest customers from ad hoc purchases to multi-year LTAs or comprehensive JIT supply chain management agreements, the latter two of which together represented approximately 62% of our fiscal 2012 net sales. By developing strong, long-term relationships with a diverse set of customers, we have significant visibility into our future sales.

        Superior Purchasing Capabilities and Supplier Relationships.    Our management is highly skilled in analyzing supply, demand, cost and pricing factors in order to make optimal inventory investment decisions, and we maintain close relationships with the leading suppliers in the industry. In particular, Alcoa Fastening Systems and Precision Castparts supplied approximately 23% and 21%, respectively, of the products we purchased during fiscal 2012. Our top 10 suppliers have been doing business with us for an average of more than 10 years. We believe that our business model allows our suppliers to smooth out production, improve their cash flow and reduce administrative costs. As a result of our scale and the strength of our relationships, many of our suppliers offer us attractive volume-based price discounts. Our success in making optimal inventory purchasing decisions is driven by our management's deep understanding of our industry and their skill in analyzing fundamental supply, demand, cost and pricing data. These decisions are facilitated by our highly customized IT system. Our superior inventory purchasing capabilities and the strength of our supplier relationships have contributed substantially to what we believe are our industry-leading operating margins.

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

        Expand Customer Base.    We believe that our services and capabilities are attractive to potential new customers and plan to expand our customer base. We have had significant success in winning business when competing distributors have been unable to meet customer service level requirements and in situations where customers have outsourced work that was previously performed internally. Historically, we have focused our activities on the major OEMs and their subcontractors but believe there is a great opportunity to expand our commercial MRO presence in the future. We believe that with the work that has been done internally, along with the Interfast acquisition, we can have a greater presence in the commercial airline maintenance market.

        Further Expand into International Markets.    We have recently established a presence in international locations such as China, India, Mexico and Saudi Arabia to support new and existing customers. We will continue our international expansion efforts to better reach new customers and more effectively serve our existing customer base as the manufacture of aircraft and aircraft structures continues to become more global and inter connected. We believe that we mitigate many of the risks associated with international expansion by entering into customer contracts before we establish a new stocking facility.

        Selectively Pursue Strategic Acquisitions. Our industry is highly fragmented and we believe that there are opportunities for continued consolidation. In 2008, we acquired Airtechnics, Inc., or Airtechnics, which enabled us to expand our product offering to include electronic components, as well as gain additional customers. On July 3, 2012, we acquired substantially all of the assets of Interfast, Inc., or Interfast, which we believe will provide us with a larger international presence in Canada and proven business model in the maintenance, repair and overhaul, or MRO, space. We believe that we are well positioned to expand our product offering and geographical footprint through strategic acquisitions. Consistent with this strategy, we continue to evaluate potential acquisition opportunities.

Our Products and Services

  Our Products

        We offer more than 500,000 different SKUs, consisting of C class aerospace hardware, bearings, electronic components and machined parts, which are generally priced below $350 per part. Many of the products we sell are highly engineered, precision parts that are specified for use in particular aircraft programs.

        Our product categories include the following:

	Hardware	Electronic Components	Bearings	Machined Parts and Other
Wesco Fiscal 2012 Net Product Sales (in millions)	$632	$90	$27	$27
% of Wesco Fiscal 2012 Net Product Sales	82%	12%	3%	3%
Types of Products Offered	• Blind fasteners	• Connectors	• Airframe control bearings	• Brackets
	• Panel fasteners	• Relays	• Rod ends	• Milled parts
	• Bolts and screws	• Switches	• Spherical bearings	• Shims
	• Clamps	• Circuit breakers	• Ball bearing rod ends	• Stampings
	• Hi lok pins and collars	• Lighted products	• Roller bearings	• Turned parts
	• Hose assemblies		• Bushings	• Welded assemblies
	• Hydraulic fittings			• Installation tooling
• Inserts
• Lockbolts and collars
• Nuts
• Rivets
• Springs
• Valves
• Washers

  Hardware

        Sales of C class aerospace hardware represented approximately 82% of our fiscal 2012 product sales. Fasteners are our largest product category, comprising approximately 83% of our hardware sales in fiscal 2012. Fasteners include a wide range of highly engineered aerospace parts that are designed to hold together two or more components, such as rivets (both blind and solid), bolts (including blind bolts), screws, nuts and washers. Many of these fasteners are designed for use in specific aircraft platforms and others can be used across multiple platforms. Materials used in the manufacture of these fasteners range from standard alloys, such as aluminum, steel or stainless steel, to more advanced materials, such as titanium, Inconel and Waspalloy.

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

  Quality Assurance

        Our quality assurance, or QA, function is a key component of our service offering, with approximately 10% of our employees dedicated to this area. We believe we offer an industry-leading QA function as a result of our rigorous processes, sophisticated testing equipment and dedicated QA staff, and as evidenced by a comparison of our customers' aggregate rejection rate of the products we deliver, which was approximately 0.4% during fiscal 2012, to our rejection rate of the products we receive from our suppliers, which was approximately 2.1% during fiscal 2012.

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

  JIT Supply Chain Management

        JIT supply chain management involves the delivery of parts on an as-needed basis to the point-of-use at a customer's manufacturing line. JIT programs are designed to prevent excess inventory build-up and shortages and improve manufacturing efficiency. Each JIT contract requires us to maintain an efficient inventory tracking, analysis and replenishment program and is designed to provide high levels of stock availability and on-time delivery. We began offering JIT supply chain management services in 1993 as some OEMs began outsourcing certain support functions in an effort to cut costs at a time when defense spending was declining and the commercial aerospace industry was entering a cyclical downturn. Since that time, the popularity of our JIT programs has grown and we now support over 150 customer locations, including over 450,000 bins serviced worldwide. During fiscal 2012, our on-time delivery rate for JIT customers was approximately 98.9%. We believe customers that utilize our comprehensive JIT supply chain management services are frequently able to realize significant benefits including:

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

        Before signing a JIT contract, our customers typically experience outages of many SKUs and, in some cases, have up to a year's worth of inventory on hand. As part of our JIT programs, we generally assume the customer's existing inventory at the onset of the contract, immediately reducing their inventory on-hand and the associated management costs. Customer inventory is generally assumed on a consignment basis and is entered in our database in a distinct customer-specific "virtual warehouse." Software protocol in our IT system requires the system to first "look" to a customer's consigned inventory when parts replenishment is required. In many cases, we can sell this consigned inventory to our base of 7,400 active customers around the world, gradually drawing down the customer's inventory.

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

  JIT Contracts

        JIT contracts are typically three to five years in length and are structured to supply the parts requirement for specific SKUs, production lines or facilities. Given our direct involvement with JIT customers, volume requirements and purchasing frequency under these contracts is highly predictable. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. JIT contracts typically contain termination for convenience provisions, which generally allow our customers to terminate their contracts on short notice without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. JIT customers also often purchase parts from us that are not covered under their contracts on an ad hoc basis. Approximately 26% of our net sales during fiscal 2012 were generated from JIT contracts.

  Long-Term Agreements

        Like JIT contracts, LTAs also typically run for three to five years. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. The negotiated prices are typically tiered based on order size. LTAs generally obligate the customer to buy contracted SKUs from us and may obligate us to maintain stock availability for those parts. Once an LTA is in place, the customer is then able to place individual purchase orders with us for any of the contractually specified parts. LTAs typically contain termination for convenience provisions, which generally allow for our customers to terminate their contracts on short notice without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. LTA customers also frequently purchase parts from us that are not captured under the pricing arrangement on an ad hoc basis. Approximately 36% of our net sales during fiscal 2012 were derived from our LTAs.

  Ad Hoc Sales

        Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. Typically, ad hoc orders are for smaller quantities of parts than those ordered under either JIT contracts or LTAs, and are often urgent in nature. Given our breadth and volume of inventory, it is not uncommon for even our competitors to purchase parts from us on an ad hoc basis when their own stocks prove to be inadequate. In an environment of increasing aircraft production, parts shortages can become increasingly common for OEMs, subcontractors, MROs and distributors with less sophisticated forecasting abilities and procurement organizations. Approximately 38% of our net sales during fiscal 2012 were generated from ad hoc sales.

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

Customers

        We sell to over 7,400 active customers worldwide. During fiscal 2012, no single customer represented more than 9% of our net sales, and only three customers accounted for over 5% of our net sales, with each consisting of multiple independent programs. Our top 10 customers collectively accounted for 47% of our net sales during fiscal 2012.

        Approximately 88% of our fiscal 2012 net sales were derived from major OEMs, such as Airbus, Boeing, Bombardier, Embraer, Cessna, Gulfstream, BAE Systems, Bell Helicopter, Lockheed Martin, Northrop Grumman and Raytheon, and certain of their subcontractors. Government sales comprised roughly 3% of our net sales during fiscal 2012 and were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf. Aftermarket sales to airline-affiliated or independent MROs made up roughly 2% of our fiscal 2012 net sales. Airlines and airline maintenance organizations traditionally order parts in smaller quantities with greater frequency, making them more costly to serve. We are currently targeting international airlines and aircraft maintenance centers that are assuming an expanded role within the MRO market. The remaining 7% of our net sales are to other distributors on an ad hoc basis.

        We estimate that during fiscal 2012, approximately 56% of our net sales were derived from customers supporting commercial programs and approximately 44% of our net sales were derived from customers supporting military programs. Our customers are principally located in the United States, comprising approximately 65% of our net sales during fiscal 2012. We also service international customers in markets that include Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Saudi Arabia, South Korea and the United Kingdom.

Suppliers

        We source our inventory from over 1,200 suppliers, including Alcoa Fastening Systems, Precision Castparts, Amphenol Corporation, Lisi Aerospace and Monogram Aerospace Fasteners. During fiscal 2012, we purchased approximately 44% of our inventory from Alcoa Fastening Systems and Precision Castparts. Suppliers typically prefer to deal with a relatively small number of large and sophisticated distributors in order to improve machine utilization, reduce finished goods inventory and maintain pricing discipline. As a result of the scale of our operations and our long-standing relationships with many of our suppliers, we are often able to take advantage of significant volume-based discounts when purchasing inventory. Given our industry position, financial strength and philosophy of cooperation with suppliers, we believe we are in an excellent position to become a distributor for new product lines as they become available.

Procurement

        We consider our procurement expertise to be one of our principal competitive advantages. Our management is highly skilled in analyzing supply, demand, cost and pricing factors to make optimal inventory investment decisions and we maintain close relationships with the leading suppliers in the industry. In particular, Alcoa Fastening Systems and Precision Castparts supplied approximately 23% and 21%, respectively, of the products we purchased during fiscal 2012. Our strong understanding of the global aerospace industry is derived from our long-term relationships with major OEMs, subcontractors and suppliers. In addition, our direct insight into our customers' production rates often allows us to detect industry trends. Furthermore, our ability to forecast demand and place purchase orders with our suppliers well in advance of our customer requirements provides us with a distinct advantage in an industry where inventory availability is critical for customers that need specific parts within a stipulated timeframe to meet their own production and delivery commitments.

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

Sales and Marketing

        As of September 30, 2012, we employed 317 sales personnel with an average of over 8 years of experience at Wesco. Our sales professionals as of that date were located in the following regions: 207 in the U.S., 51 in Europe, 53 in Canada and 6 in Asia. Our marketing efforts are continuing to expand into emerging markets, including a recent office opening in India. We believe that maintaining both inside and outside sales representatives who are extremely facile in the technical details of the products we sell provides a substantial competitive advantage over our smaller competitors. As of September 30, 2012, we had 286 inside sales representatives who provide access to our entire inventory, as well as technical expertise on the products we sell. In addition, as of September 30, 2012, we also had 31 outside sales representatives, or OSRs, worldwide who provide support at certain of our customer sites. The support provided by these OSRs includes making recommendations for the products best suited for specific applications, providing technical assistance with drilling and the installation of fasteners and troubleshooting issues relating to installation tooling. Our OSRs' hands-on expertise and access to the customer site allows them a unique opportunity to market additional products to our customers.

Employees

        As of September 30, 2012, we employed 1,218 personnel worldwide, 121 of which were located at customer sites. We have 285 employees located outside of North America. We are not a party to any collective bargaining agreements with our employees.

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

        During the year ended September 30, 2012, approximately 44% of our net sales were related to military aircraft. The military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense, or DoD, budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. Government's budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. A decline in U.S. military expenditures could result in a reduction in military aircraft production, which could have a material adverse effect on our business, financial condition and results of operations.

        In particular, military spending may be negatively impacted by the Budget Control Act of 2011 (the "Budget Act"), which was passed in August 2011. The Budget Act calls for a $917.0 billion reduction in discretionary spending over the next decade, and also created a joint committee of Congress (the "Super Committee") that was responsible for identifying up to an additional $1.5 trillion in deficit reductions by November 23, 2011. The Super Committee failed to reach an agreement by the November 23, 2011 deadline, and accordingly, $1.2 trillion in automatic spending cuts over a nine-year period that are split between defense and non-defense programs are currently scheduled to be triggered beginning in January 2013. We are unable to predict the impact such cuts, if enacted, would have on funding for the military programs which we support. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to unique business risks as a result of supplying equipment and services to the U.S. Government directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our supply arrangements with, the U.S. Government.

        Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to business risks specific to the defense industry. We contract directly with the U.S. Government and as a subcontractor to customers contracting with the U.S. Government. These risks include the ability of the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts and audit our contract- related costs and fees. In addition, most of our U.S. Government contracts and subcontracts can be terminated by the U.S. Government or the contracting party, as applicable, at its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

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

        Our top ten customers for the year ended September 30, 2012 accounted for approximately 47% of our net sales. During fiscal year 2012 no individual customer accounted for more than 10% of our net sales. During fiscal year 2011, Boeing was our largest customer and accounted for approximately 16% of our net sales through purchases by its various divisions and subsidiaries. A reduction in purchasing by or loss of one of our larger customers for any reason, such as changes in manufacturing practices, loss of a customer as a result of the acquisition of such customer by a purchaser who does not fully utilize a distribution model or uses a competitor, in-sourcing by customers, a transfer of business to a competitor, an economic downturn, failure to adequately service our clients, decreased production or a strike, could have a material adverse effect on our business, financial condition and results of operations.

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

        Our inventory is primarily sourced directly from manufacturing firms, and we depend on the availability of large supplies of the products we sell. Our largest supplier for the year ended September 30, 2012 was Alcoa Fastening Systems. During fiscal 2012, approximately 23% of the products we purchased were from Alcoa Fastening Systems and 21% were purchased from Precision Castparts. In addition, our ten largest suppliers during fiscal 2012 accounted for approximately 58% of our purchases. These manufacturers may experience capacity constraints that result in their being unable to supply us with products in a timely manner, in adequate quantities and/or at a reasonable cost. Contributing factors to manufacturer capacity constraints include, among other things, industry or customer demands in excess of machine capacity, labor shortages and changes in raw material flows. Any significant interruption in the supply of these products or termination of our relationship with any of our suppliers could result in us being unable to meet the demands of our customers, which would have a material adverse effect on our business, financial condition and results of operations.

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

        While the majority of our operations are based in the United States, we have significant international operations, with facilities in Canada, China, France, Germany, India, Israel, Italy, Mexico, Saudi Arabia, South Korea and the United Kingdom, and customers throughout North America, Latin America, Europe, Asia and the Middle East. For the years ended September 30, 2012 and 2011, 35% and 30% of our net sales were derived from customers located outside the United States.

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

        In addition, fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. At September 30, 2012, we reported a cumulative foreign currency translation adjustment of approximately $2.2 million in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our net sales are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our facilities in the United Kingdom, Germany, France and Italy are incurred in British Pounds or Euros, but the related net sales are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. Although we at times engage in hedging transactions to manage or reduce our foreign exchange risk, our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our business, financial condition and results of operations could be materially adversely affected. For example, in fiscal 2009, the strengthening of the U.S. dollar relative to the British pound resulted in a negative impact on net sales of approximately $22.1 million while in fiscal 2011 and 2010, the weakening of the U.S. dollar relative to the British pound resulted in a positive impact of approximately $2.7 million and $0.1 million respectively. During fiscal 2012, the strengthening of the U.S. dollar relative to the British pound resulted in a negative impact on net sales of approximately $2.1 million. Our international operations also cause our business to be subject to the U.S. Export Control regime and similar regulations in other countries, in particular in the United Kingdom. In the United States, items of a commercial nature are generally subject to regulatory control by the U.S. Department of Commerce's Bureau of Industry and Security and to Export Administration Regulations, and other international trade regulations may apply as well. Additionally, we are not permitted to export some of the products we sell. In the future, regulatory authorities may require us to obtain export licenses or other export authorizations to export the products we sell abroad, depending upon the nature of items being exported, as well as the country to which the export is to be made. We cannot assure you that any of our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license and export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our sales and significantly hinder our attempts to expand our business internationally.

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

        Fluctuations in the global supply of crude oil and the possibility of changes in government policies on the production, transportation and marketing of jet fuel make it impossible to predict the future availability and price of jet fuel. In the event there is an outbreak or escalation of hostilities or other conflicts or significant disruptions in oil production or delivery in oil-producing areas or elsewhere, there could be reductions in the production or importation of crude oil and significant increases in the cost of jet fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, commercial airlines would face increased operating costs. Due to the competitive nature of the airline industry, airlines are often unable to pass on increases in fuel prices to customers by increasing fares. As a result, an increase in jet fuel could result in a decrease in net income from either lower margins or, if airlines increase ticket fares, lower net sales from reduced airline travel. Decreases in airline profitability could decrease the demand for new commercial aircraft, resulting in delays of or reductions in deliveries of commercial aircraft that utilize the products we sell, and, as a result, our business, financial condition and results of operations could be materially adversely affected.

Our financial results may fluctuate from period-to-period, making quarter-to-quarter comparisons of our business, financial condition and results of operations less reliable indicators of our future performance.

        There are many factors, such as the cyclical nature of the aerospace industry, fluctuations in our ad hoc sales, delays in major aircraft programs, downward pressure on sales prices and changes in the volume of our customers' orders, that could cause our financial results to fluctuate from period-to-period. For example, during the year ended September 30, 2012, approximately 38% of our net sales were derived from ad hoc sales. The prices we charge for ad hoc sales are typically higher than the prices under our JIT contracts or LTAs. However, ad hoc customers may not continue to purchase the same amount of products from us as they have in the past, so we cannot assure you that in any given year we will be able to generate similar net sales from our ad hoc customers as we did in the past. We are also actively working to transition customers from ad hoc purchases to multi-year LTAs or comprehensive JIT supply chain management agreements, which may also result in a reduction in ad hoc purchases. A significant diminution in our ad hoc sales in any given period could result in fluctuations in our financial results and operating margins. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

We will continue to be controlled by Carlyle and its affiliates, whose interests in our business may be different than yours.

        The interests of Carlyle and its affiliates could conflict with yours. As of September 30, 2012, certain funds affiliated with Carlyle own approximately 57.5% of our common stock. As a result of this ownership, Carlyle continues to have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions. Carlyle is also able to take actions that have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management and may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, pursuant to the Amended and Restated Stockholders Agreement, Carlyle will continue to have certain rights to appoint directors to our board of directors and certain other stockholders who are a party of the Amended and Restated Stockholders Agreement, including Randy Snyder, which we collectively refer to as the Wesco Stockholders, are required to vote their shares in favor of such directors. In addition, Carlyle and its affiliates may also in the future own businesses that directly compete with ours.

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

We will continue to incur a significant increase in costs as a result of operating as a publicly traded company, and our management will be required to devote substantial time to new compliance requirements and investor needs.

        As a publicly traded company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes- Oxley Act, and the rules of the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange have imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors' views of us could be harmed.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

        We may consider future acquisitions, some of which could be material to us. Depending upon the acquisition opportunities available, we may need to raise additional funds through the capital markets or arrange for additional debt financing in order to consummate such acquisitions. We may be unable to raise the capital required for future acquisitions on satisfactory terms or at all, which could adversely affect our business, financial condition and results of operations. In addition, we may not be able to successfully integrate acquired businesses, including Interfast, into our operations and may be unable to realize any anticipated benefits from future acquisitions, including with respect to Interfast, which failure to do so could negatively impact our business, financial condition and results of operations.

Our total assets include substantial intangible assets, and the write-off of a significant portion of our intangible assets would negatively affect our financial results.

        Our total assets reflect substantial intangible assets. At September 30, 2012, goodwill and intangible assets, net represented approximately 44% of our total assets. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from acquisitions, including the Carlyle Acquisition. Intangible assets, net represents tradenames, customer backlogs, non-compete agreements and customer relationships. On at least an annual basis, we assess whether there has been impairment in the value of goodwill and indefinite lived intangible assets. If our testing identifies impairment under generally accepted accounting principles in the United States, the impairment charge we calculate would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill and unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

Our substantial indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.

        As of September 30, 2012, our total long-term indebtedness outstanding under our senior secured credit facilities was approximately $626.0 million, which was approximately 45.4% of our total capitalization.

        In addition, we may be able to incur substantial additional indebtedness in the future. Although the senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

        In addition, all of our debt under the senior secured credit facilities bears interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase.

        Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior secured credit facilities or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital and cannot assure you that we will be successful in implementing any such actions or that any actions we take will allow us to stay in compliance with the terms of our indebtedness.

The terms of the senior secured credit facilities and other debt instruments may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

        The senior secured credit facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The senior secured credit facilities include covenants restricting, among other things, our ability to:

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

  •
  create unrestricted subsidiaries; and

  •
  engage in certain business activities.

        In addition, the senior secured credit facilities contain financial maintenance covenants, including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. A breach of any of these covenants could result in a default under the senior secured credit facilities. If any such default occurs, the lenders under the senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the new first lien credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the senior secured credit facilities, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the senior secured credit facilities was to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

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

  •
  the volume of trading in our common stock; and

  •
  the realization of any risks described under "Risk Factors."

        In addition, in the past four years, the U.S. stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price and cause you to lose all or part of your investment. Further, in the past, market fluctuations and price declines in a company's stock have led to securities class action litigations. If such a suit were to arise, it could have a substantial cost and divert our resources regardless of the outcome.

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

        We have no plans to pay regular dividends on our common stock. We generally intend to invest our future earnings, if any, to fund our growth. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. The senior secured credit facilities also effectively limit our ability to pay dividends. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell your common stock and you may lose the entire amount of the investment.

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

        We and our existing stockholders may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions. As of September 30, 2012, we had 950,000,000 shares of common stock authorized and 93,087,049 shares of common stock outstanding. In addition, we have 5,928,935 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2012 and 5,254,125 shares of common stock reserved for issuance under our 2011 Equity Incentive Award Plan.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our global headquarters is located at 27727 Avenue Scott, Valencia, California 91355. As of September 30, 2012, we have a total of 43 administrative, sales and/or stocking facilities located in 12 countries, all of which are either leased or located at a customer site. The following table sets forth certain information regarding these facilities:

Region	Location	Purpose	Facility Size (Sq. Feet)
North America	Valencia, CA (Wesco headquarters)	Sales, CSL and Administrative	150,428
	Wichita, KS (EPG headquarters)	Sales, CSL and Administrative	67,500
	Valencia, CA	Sales and Administrative	67,034
	Auburn, WA	Sales and FSL	9,370
	Brea, CA	Sales and FSL	5,844
	Dallas, TX	FSL*	480
	Everett, WA	FSL*	110
	Fort Worth, TX	Sales and FSL	40,000
	Glen Cove, NY	Sales	3,700
	Holbrook, NY	Sales	1,050
	Indianapolis, IN	FSL	10,800
	Mesa, AZ	Sales	3,648
	Miami, FL	Sales and FSL	16,645
	Orlando, FL	Sales	4,636
	Savannah, GA	FSL	10,000
	Wallingford, CT	Sales	5,000
	St. Louis, MO	FSL	10,750
	Cambridge, Ontario	FSL*	400
	Mississauga, Ontario	Sales	2,164
	Toronto, Ontario	Sales, CSL and Administrative	40,629
	Toronto, Ontario	Sales	8,950
	Lachine, Quebec	Sales and FSL	31,037
	St-Laurent, Quebec	Sales and FSL	9,141
	Calgary, Alberta	Sales and FSL	1,933
	Richmond, British Columbia	Sales and FSL	3,684
	Chihuahua, Mexico	FSL	8,138
	Querétaro, Mexico	FSL*	1,800
Rest of World	Clayton West, UK	Sales, CSL and Administrative	36,577
	Clayton West, UK	Administrative	2,274
	Filton, UK	FSL*	2,200
	Camberley, UK	FSL	7,636
	Bremen, Germany	Sales	2,508
	Blagnac, France	Sales and FSL	4,746
	Marcon, Italy	Sales	1,865
	Grottaglie, Italy	FSL*	10,549
	Tessera, Italy	FSL*	1,865
	Holon, Israel	FSL	5,381
	Busan, South Korea	FSL*	650
	Shanghai, China	Sales	1,222
	Shanghai, China	FSL	1,786
	Xi'An, China	FSL*	2,000
	Ta'if, Saudi Arabia	FSL*	1,264
	Bangladore, India	Sales	2,050

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information About Our Common Stock

        Our common stock began trading on the New York Stock Exchange under the symbol "WAIR" on July 28, 2011. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2012
First Quarter	$13.99	$8.95
Second Quarter	$16.30	$12.42
Third Quarter	$16.73	$12.53
Fourth Quarter	$15.18	$12.60
Fiscal 2011
Fourth Quarter (beginning July 28, 2011)	$15.03	$10.93

Stockholders

        On September 30, 2012, the closing price reported on the New York Stock Exchange of our common stock was $13.66 per share. As of November 27, 2012, we had approximately 59 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

        On September 28, 2012, we were scheduled to deliver 5,604,316 unregistered shares of our common stock to certain employees and former employees of the Company in satisfaction of the terms of certain restricted stock unit awards, or RSU awards, that were granted to such employees and former employees in 2006 in connection with our recapitalization with Carlyle, pursuant to the Amended and Restated Equity Incentive Plan of Wesco Holdings, Inc., which we refer to as the Prior Plan. However, pursuant to the terms of the Prior Plan, on September 28, 2012, we instead issued 4,978,091 shares and paid cash, in lieu of the delivery of the remaining 626,225 shares, in satisfaction of the RSU awards. Of the 4,978,091 shares that were issued, 1,800,000 shares were registered pursuant to a Registration Statement on Form S-3 (File No. 333-183437), and were subsequently sold by the applicable stockholders in a registered block trade that was consummated on October 3, 2012. We did not receive any proceeds in connection with the delivery of these shares or the sale of the shares by the applicable stockholders in the registered block trade.

        The issuance of the shares described above was deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act. Appropriate legends were affixed to these shares upon issuance.

Equity Compensation Plan Information

        The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of September 30, 2012:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,928,935	$5.32	5,254,125
Equity compensation plans not approved by security holders	—	—	—

Total	5,928,935	$5.32	5,254,125

Performance

        The graph set forth below compares the cumulative total shareholder return on our common stock between July 28, 2011 (our first trading day on the New York Stock Exchange) and September 30, 2012 to (i) the cumulative total return of U.S. companies listed on the New York Stock Exchange and (ii) the cumulative total return of a peer group selected by the Company (BE Aerospace, Inc. (BEAV), Precision Castparts Corp. (PCP), Transdigm Group Incorporated (TDG), HEICO Corporation (HEI), Fastenal Company (FAST), W.W. Grainger, Inc. (GWW), MSC Industrial Direct Co., Inc. (MSM), Watsco, Incorporated (WSO)) over the same period. This graph assumes an initial investment of $100 on July 28, 2011, in our common stock, the market index and the peer group and assumes the reinvestment of dividends, if any. The graph also assumes that the price of our common stock on July 28, 2011 was equal to the closing price of $14.92. The historical information set forth below is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON JULY 28, 2011
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPTEMBER 30, 2012

Company/Market/Peer Group	07/28/2011	09/30/2011	12/31/2011	03/31/2012	06/30/2012	09/30/2012
Wesco Aircraft Holdings, Inc.	$100.00	$73.26	$93.77	$108.58	$85.32	$91.55
New York Stock Exchange (U.S. Companies)	100.00	86.03	97.26	107.70	104.82	111.10
Peer Group	100.00	95.81	112.90	127.72	115.44	119.36

ITEM 6.    SELECTED FINANCIAL DATA

        The selected income statement and other data for each of the years ended September 30, 2012, 2011 and 2010 and the selected balance sheet data as of September 30, 2012 and 2011 have been derived from our audited consolidated financial statements that are included in this Annual Report. The selected income statement and other data for the years ended September 30, 2009 and 2008 and the selected balance sheet data as of September 30, 2010, 2009 and 2008 have been derived from audited consolidated financial statements that are not included in this Form 10-K.

        The financial data set forth below are not necessarily indicative of future results of operations. This data should be read in conjunction with, and is qualified in its entirety by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Consolidated statements of income:
Net sales:
North America	$689,663	$645,034	$603,809	$557,874	$551,135
Rest of World	158,676	119,384	95,342	102,796	112,623
Intercompany elimination	(72,133)	(53,532)	(43,115)	(47,983)	(59,415)

Net sales	776,206	710,886	656,036	612,687	604,343
Gross profit:
North America	239,352	242,533	226,497	204,296	221,898
Rest of World	50,414	39,096	34,167	39,733	42,143
Intercompany elimination	(6,196)	(6,233)	(6,434)	(5,742)	(7,433)

Gross profit	283,570	275,396	254,230	238,287	256,608
Selling, general and administrative expenses:
North America	101,713	91,533	81,674	86,007	84,807
Rest of World	23,025	22,253	18,241	17,888	20,951

Selling, general and administrative expenses	124,738	113,786	99,915	103,895	105,758
Income from operations	158,832	161,610	154,315	134,392	150,850
Interest expense, net	(24,646)	(34,491)	(36,270)	(37,707)	(48,743)
Other income (expense), net	(524)	1,005	(458)	(376)	746

Income before provision for income taxes	133,662	128,124	117,587	96,309	102,853

Provision for income taxes	(41,487)	(52,526)	(43,913)	(37,862)	(44,251)

Net income	$92,175	$75,598	$73,674	$58,447	$58,602

Earnings per share data:
Basic	$1.00	$0.83	$0.81	$0.69	$0.69

Diluted	$0.96	$0.81	$0.81	$0.65	$0.67

Weighted average shares outstanding:
Basic	92,058	90,697	90,569	84,965	84,784
Diluted	95,712	93,182	91,068	89,682	87,661

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Consolidated balance sheet data:
Cash and cash equivalents	$60,856	$45,525	$39,463	$11,406	$15,998
Total assets	1,537,416	1,301,385	1,279,012	1,254,812	1,173,620
Total long-term debt and capital lease obligations(1)	626,205	556,712	622,032	684,268	688,128
Total stockholders' equity	753,367	628,471	545,739	473,940	409,773

(1)
Total long-term debt and capital lease obligations excludes current portion.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

        The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. "Risk Factors" and "Cautionary Note Regarding Forward- Looking Statements." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Executive Overview

        We are one of the world's largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, JIT delivery and point-of-use inventory management. We supply approximately 500,000 different SKUs, including hardware, bearings, tools and more recently, electronic components and machined parts. We serve our customers under three types of arrangements: JIT contracts, which govern comprehensive outsourced supply chain management services; LTAs, which set prices for specific parts; and ad hoc sales. JIT contracts and LTAs, which together comprised approximately 62% of our fiscal 2012 net sales, are multi-year arrangements that provide us with significant visibility into our future sales.

        Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 7,400 customers in the commercial, military and general aviation sectors, including the leading OEMs and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 14.8% compounded annual growth rate over the past 20 years to $776.2 million in fiscal 2012. We have more than 1,200 employees and operate across 43 locations in 12 countries.

        On September 29, 2006, 100% of the outstanding stock of Wesco Aircraft Hardware, Wesco Aircraft Israel and the European entities of Flintbrook Ltd., Wesco Aircraft France and Wesco Aircraft Germany were acquired by Wesco Aircraft Holdings, Inc. The acquisition was completed in a leveraged transaction in which affiliates of Carlyle, the prior owner and certain employees of Wesco contributed the equity portion of the purchase price. The prior owner's and certain employees' investment represented a contribution of ownership in the predecessor company to the newly formed holding company. In accordance with Accounting Standards Codification, or ASC 805, Business Combinations, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for the continuing investors.

        On June 30, 2008, Wesco Aircraft Hardware acquired 100% of the outstanding stock of Airtechnics, Inc., or Airtechnics, a distributor of electronic components for the aerospace industry, which we refer to as the Airtechnics Acquisition. The acquisition was funded through a provision in the old credit facilities that provided for additional borrowing under existing credit terms. Operating cash was also used by us to pay a portion of the purchase price and cover transaction fees and expenses. The assets and liabilities have been recorded at fair value for the interests we acquired.

Recent Developments

  Interfast Acquisition

        On July 3, 2012, Wesco Aircraft, together with Wesco Aircraft Europe, acquired substantially all of the assets of Interfast for $131.9 million, which we refer to as the Interfast Acquisition. The Interfast Acquisition was funded with a combination of cash and borrowings under the Company's $150.0 million revolving facility. Interfast is a Toronto based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace, electronics and general industrial markets. The acquisition of Interfast provides us stronger relationships with strategic customers, a greater presence with commercial MRO (maintenance, repair and overhaul) providers and an entry into the high-end industrial fastener market.

Industry Trends Affecting Our Business

  Commercial Aerospace Market

        We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, the introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

        During 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During fiscal 2011 and 2012, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft has increased in fiscal 2011 and 2012, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial MRO providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

  Military Aerospace Market

        A significant portion of our sales are also reliant on demand for new military aircraft, which is primarily driven by government spending, the timing of military aircraft orders and evolving U.S. Department of Defense strategies and policies. We believe the diversity of the military aircraft programs we service can help us mitigate the impact of program delays, changes or cancellations, through increased sales to other active programs that directly benefit from such delays, changes or cancellations. For example, we believe the delay in production of the JSF has resulted in an increase in our sales to manufacturers of the F-18. Going forward, we believe that we will benefit from increases in the production of the JSF, a program on which we believe our business is well positioned. We also believe that the compelling value proposition that our business model presents to our customers will be even more appealing in an environment of reduced military budgets in the United States.

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

Other Factors Affecting Our Financial Results

  Fluctuations in Revenue

        There are many factors, such as fluctuations in ad hoc sales, timing of aircraft deliveries, changes in selling prices, the amount of new customers' consigned inventory and the volume or timing of customer orders that can cause fluctuations in our financial results from quarter-to-quarter. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons.

        We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding relationships with our existing JIT customers to include additional customer sites and additional SKUs. We believe this strategy serves to mitigate fluctuations in our net sales. However, our sales to JIT customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected. Although our ad hoc sales as a percentage of net sales increased from 37% in 2010 to 39% in fiscal 2011 and was 38% during fiscal 2012, we do not believe that this increase in ad hoc sales is inconsistent with our strategy of transitioning customers to JIT contracts and LTAs. Instead, we believe that an increase in ad hoc sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases. Accordingly, even though we believe that our ad hoc sales will continue at the current level into fiscal 2013, we do not believe that this trend will impact our long-term JIT and LTA strategy.

        During 2011, we were notified by Boeing of its intent to perform certain supply chain management functions in-house that we had been providing at two Boeing facilities under JIT contracts that were awarded to us when these particular facilities were under different ownership. In fiscal 2011, JIT sales under these contracts accounted for approximately 3.1% of our net sales and our total sales to these two Boeing facilities accounted for approximately 7.2% of our total sales during the same period. If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under JIT contracts and LTAs help to mitigate fluctuations in our financial results, as JIT and LTA customers tend to have steadier purchasing patterns than ad hoc customers. However, our sales to JIT and LTA customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated part-by-part usage rates are actually lower. In addition, as is noted above, our ad hoc sales as a percentage of net sales increased during fiscal 2011 and only decreased slightly during fiscal 2012. We expect that our ad hoc sales will remain at the current level during fiscal 2013 as we continue to help our contract customers lower their inventory levels.

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

        We believe that our strategy of growing our JIT and LTA sales and converting ad hoc customers into JIT and LTA customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are in JIT and LTA-related sales. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to JIT contracts and LTAs. During fiscal 2012, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain consistent during fiscal 2013. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

        Our JIT contracts and LTAs generally provide for fixed prices, which can expose us to risks if prices we pay to our suppliers rise due to increased raw material or other costs. However, we believe our expansive product offerings and inventories, our ad hoc sales and, where possible, our longer-term agreements with suppliers have enabled us to mitigate this risk.

  Fluctuations in Cash Flow

        We believe our cash flows may be affected by fluctuations in our inventory that can occur over time. When we are awarded new programs, we generally increase our inventory to account for expected sales related to the new program, which often take time to materialize. As a result, if certain programs for which we have procured inventory are delayed or if newer JIT customers' consigned inventory is larger than we expected, we may experience a more sustained inventory increase. For example, we increased our inventory in anticipation of deliveries of the Boeing 787, which have been significantly delayed.

        Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected. As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2012, we experienced a modest inventory build of approximately $32.3 million, which was primarily driven by purchases to support new contracts as well as strategic investments made in anticipation of the expected industry growth cycle. We would expect inventory to continue to grow as net sales increase.

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

        We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis. In fiscal 2010 and 2009, we experienced a decrease in ad hoc sales due to a weakening aerospace market that resulted in customers reducing their on-hand inventory and our strategy of transitioning ad hoc sales to JIT contracts or LTAs in an effort to achieve a more predictable revenue stream. JIT contracts and LTAs typically run for three to five years. However, in fiscal 2012 and 2011, we experienced an increase in both ad hoc and LTA sales.

  Cost of Sales

        The principal component of our cost of sales is product cost, which was approximately 97.7% of our total cost of sales for fiscal 2012. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 2.3% of our total cost of sales for fiscal 2012.

        Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. The current weighted average cost is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers' available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2011 and 2012, as a result of the economic downturn and its effect on the global aerospace industry, our suppliers' collective production capacity increased, which generally resulted in a decrease in per part prices and therefore a decrease in our product costs. We expect as conditions within the aerospace industry improve per part prices will increase as our suppliers' capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such future price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

        Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down quarterly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see "—Critical Accounting Policies and Estimates—Inventories."

        As of September 30, 2012, 2011 and 2010, we had recorded an aggregate of approximately $109.3 million, $90.2 million and $68.5 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $13.1 million, $13.8 million and $15.5 million was recorded during fiscal 2012, 2011 and 2010, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves we recorded during the periods covered by this report, including disclosure relating to our inventory that was comprised of units for which there have been no sales in the prior 12 months, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

        Selling, general and administrative expenses, as a percentage of net sales, have continued to decline as we have leveraged the fixed cost and labor component of our infrastructure while consolidated net sales have grown. However, for the year ended September 30, 2011, we experienced an increase in selling, general and administrative expenses in part as a result of one-time costs associated with our initial public offering and for the year ended September 30, 2012, we experienced an increase in selling, general and administrative expenses in part as a result of the recent Interfast acquisition and initial non-recurring public company costs. We continue to expect that selling, general and administrative expenses, as a percent of net sales, will decline over time as we continue to leverage our current infrastructure.

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

  Inventories

        Our inventory is comprised solely of finished goods. Inventories are stated at the lower of weighted-average cost or market and in-bound freight-related costs are included as part of the cost of inventory held for resale. We record provisions, as appropriate, to write-down excess and obsolete inventory to estimated net realizable value. The process for evaluating excess and obsolete inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be able to be sold in the normal course of business, which is described in greater detail below under "Excess and Obsolescence Reserve Policy."

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

  Excess and Obsolescence Reserve Policy

        We perform a monthly inventory analysis and record excess and obsolescence expense after weighing a number of factors, including historical sell-through rates, current selling and buying patterns, forecasted future sales, program delays or cancellations, inventory quantities and aging, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. These factors are described in greater detail below under the bullets for "Slow-Moving Inventory" and "Excess and At-Risk Inventory."

        The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by us after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess and slow-moving quantities of inventories.

        The following contains a summary of the factors we consider when conducting our monthly reserve analysis for both excess and slow-moving inventory:

          In conducting our monthly reserve analysis with respect to slow-moving inventory, we consider a variety of factors, including historical sell-through rates, current selling and buying patterns, inventory quantities and aging, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. Furthermore, although our customers are not required to purchase a specific quantity of inventory from us, we are able to forecast future sales with a fair degree of precision by monitoring and tracking our customers' production cycles, which forecasting is taken into account when conducting our reserve analysis. We further note that we are required to make commitments to purchase inventory based on manufacturer lead times, which, historically could be up to two years. In addition, we may be entitled to obtain price breaks or discounts based on the quantity of inventory we commit to purchase. Given the length of our manufacturers' lead times, our desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions and variability within specific customer programs, our inventory reserve may increase at a rate higher than we originally anticipated, which can impact the amount of slow moving inventory we hold.

          Based on our historical experience, we have limited exposure related to our non-excess and non-slow-moving inventory, as a majority of the products we sell can be sold across multiple aircraft platforms and the lifespan of the products we sell along with the design of the aircrafts that utilize these products is typically not subject to a high degree of obsolescence. However, we do take program delays and cancelations into account when conducting our reserve analysis. In addition, we weigh positive and negative factors that are substantially similar to the factors we consider when conducting our monthly reserve analysis.

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

        We reviewed the carrying value of our indefinite lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2012, 2011 and 2010, the fair value of our reporting units was substantially in excess of the reporting units' carrying values. Additionally, the fair value of our indefinite lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of September 30, 2012 related to either goodwill or the indefinite-lived intangible asset.

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

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010
Non-cash stock-based compensation	$1,626	$3,658	$2,510

        For the years ending September 30, 2013 and 2014, we expect to incur stock-based compensation expense of approximately $1.2 million and $0.3 million, respectively.

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

Results of Operations

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010
Consolidated statements of income:
Net sales:
North America	$689,663	$645,034	$603,809
Rest of World	158,676	119,384	95,342
Intercompany elimination	(72,133)	(53,532)	(43,115)

Net sales	776,206	710,886	656,036
Gross profit:
North America	239,352	242,533	226,497
Rest of World	50,414	39,096	34,167
Intercompany elimination	(6,196)	(6,233)	(6,434)

Gross profit	283,570	275,396	254,230
Selling, general and administrative expenses:
North America	101,713	91,533	81,674
Rest of World	23,025	22,253	18,241

Selling, general and administrative expenses	124,738	113,786	99,915
Income from operations	158,832	161,610	154,315
Interest expense, net	(24,646)	(34,491)	(36,270)
Other income (expense), net	(524)	1,005	(458)

Income before provision for income taxes	133,662	128,124	117,587

Provision for income taxes	(41,487)	(52,526)	(43,913)

Net income	$92,175	$75,598	$73,674

	Year Ended September 30,
(as a % of total net sales; numbers have been rounded)	2012	2011	2010
Consolidated statements of income:
Net sales:
North America	88.9%	90.7%	92.0%
Rest of World	20.4	16.8	14.5
Intercompany elimination	(9.3)	(7.5)	(6.6)

Net sales	100.0	100.0	100.0
Gross profit:
North America	30.8	34.1	34.5
Rest of World	6.5	5.5	5.2
Intercompany elimination	(0.8)	(0.9)	(1.0)

Gross profit	36.5	38.7	38.8
Selling, general and administrative expenses:
North America	13.1	12.9	12.4
Rest of World	3.0	3.1	2.8

Selling, general and administrative expenses	16.1	16.0	15.2
Income from operations	20.5	22.7	23.5
Interest expense, net	(3.2)	(4.9)	(5.5)
Other income (expense), net	(0.1)	0.1	(0.1)

Income before provision for income taxes	17.2	18.0	17.9

Provision for income taxes	(5.3)	(7.4)	(6.7)

Net income	11.9%	10.6%	11.2%

Year Ended September 30, 2012 compared with the Year Ended September 30, 2011

  Net Sales

        Consolidated net sales of $776.2 million for the year ended September 30, 2012 increased approximately $65.3 million, or 9.2%, compared to the year ended September 30, 2011. Approximately 2% of the increase in net sales was due to the Interfast acquisition which occurred on July 3, 2012. Ad hoc, JIT and LTA sales as a percentage of net sales represented 38%, 26% and 36%, respectively, for the year ended September 30, 2012, as compared to 39%, 29% and 32%, respectively, for the year ended September 30, 2011.

        Net sales of $689.7 million in our North America segment for the year ended September 30, 2012 increased approximately $44.6 million, or 6.9%, compared to the year ended September 30, 2011. Ad hoc and LTA net sales increased by $19.1 million and $35.8 million, respectively, while JIT net sales decreased by $27.8 million, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The increase in ad hoc net sales is primarily due to general growth across numerous customers. Approximately $20.2 million of the LTA net sales increase was driven by two major customers involved in military programs, $10.3 million by increases in commercial programs such as 777 and 747-8 and $2.8 million by a one-time tooling sale, while the remaining $2.5 million was attributable to general growth across numerous customers, as no new material LTA contracts were added during the fiscal year. The decrease in JIT net sales was primarily related to the completion of contracts with two customers, which resulted in a reduction of $60.3 million in JIT net sales for the year ended September 30, 2012 as compared to the year ended September 30, 2011. This decrease was partially offset by new JIT contracts, as well as general growth across the customer base.

        Net sales of $158.7 million in our Rest of World segment for the year ended September 30, 2012 increased approximately $39.3 million, or 32.9%, compared to the year ended September 30, 2011. Ad hoc, JIT and LTA net sales increased by $4.2 million, $17.7 million and $16.2 million, respectively, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. Ad hoc net sales growth came from outside Wesco's top customer base due to smaller customers looking to secure supply chains through unplanned purchases. Conversely, JIT increases were driven by the largest contracts with 787 production ramping up, higher build rates with European commercial manufacturers and a maturing of past contract wins. The LTA increase was primarily due to growth in military programs.

  Gross Profit

        Consolidated gross profit of $283.6 million for the year ended September 30, 2012 increased approximately $8.2 million, or 3.0%, compared to the year ended September 30, 2011. Gross profit as a percentage of net sales was 36.5% for the year ended September 30, 2012, compared to 38.7% for the year ended September 30, 2011.

        Gross profit of $239.4 million in our North America segment for the year ended September 30, 2012 decreased approximately $3.2 million, or 1.3%, compared to the year ended September 30, 2011. Gross profit as a percentage of net sales in our North America segment was 34.7% for the year ended September 30, 2012 compared to 37.6% for the year ended September 30, 2011. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix and a decline in our ad hoc margins due to a competitive ad hoc market.

        Gross profit of $50.4 million in our Rest of World segment for the year ended September 30, 2012 increased approximately $11.3 million, or 28.9%, compared to the year ended September 30, 2011. Gross profit as a percentage of net sales in our Rest of World segment was 31.8% for the year ended September 30, 2012 compared to 32.7% for the year ended September 30, 2011. The decrease in gross profit as a percentage of net sales was driven by an increase year over year in lower margin JIT and LTA net sales.

  Selling, General and Administrative Expenses

        Total selling, general and administrative expenses of $124.7 million for the year ended September 30, 2012 increased approximately $11.0 million, or 9.6%, compared to the year ended September 30, 2011. Total selling, general and administrative expenses as a percentage of net sales increased by 0.1% during the year ended September 30, 2012 as compared to the year ended September 30, 2011. Selling, general and administrative expenses increased as a percent of net sales due to acquisition costs of $3.1 million related to the Interfast acquisition and $3.3 million of additional selling, general and administrative expenses due to the Interfast acquisition, as well as $4.3 million of costs associated with being a public company.

        Selling, general and administrative expenses of $101.7 million in our North America segment for the year ended September 30, 2012 increased approximately $10.2 million, or 11.1%, compared to the year ended September 30, 2011. This increase was primarily driven by $3.1 million of acquisition costs related to the Interfast acquisition, $3.3 million of additional selling, general and administrative expenses due to the Interfast acquisition and a $2.2 million recovery of bad debt for the year ended September 30, 2011 which decreased selling, general and administrative expenses for the period. Other drivers were increases in professional fees mainly related to Sarbanes-Oxley compliance, as well as increases in audit and tax fees, payroll costs, delivery expenses and insurance costs of $4.7 million, $1.6 million, $0.5 million and $0.4 million, respectively, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. These increases were partially offset by $4.9 million of initial public offering cost during the year ended September 30, 2011, as well as a decrease in non-stock based compensation of $2.0 million for the year ended September 30, 2012 as compared to the year ended September 30, 2011.

        Selling, general and administrative expenses of $23.0 million in our Rest of World segment for the year ended September 30, 2012 increased approximately $0.8 million, or 3.5%, compared to the year ended September 30, 2011. This increase was primarily driven by an increase in payroll costs of $0.5 million related to a 14.5% increase in headcount to support new contracts and a 32.9% sales growth for the year ended September 30, 2012 as compared to the year ended September 30, 2011 as well as an increase in retirement costs of $0.2 million.

  Other Expenses

  Interest Expense, Net

        Interest expense, net of $24.6 million for the year ended September 30, 2012 decreased approximately $9.8 million, or 28.5%, compared to the year ended September 30, 2011. This decrease was primarily the result of a $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old senior secured credit facilities on April 7, 2011, as well as a $0.6 million decrease in the interest rate swap expense and a $25.0 million reduction in the outstanding term loan debt balances for the year ended September 30, 2012 as compared to the year ended September 30, 2011.

  Other Income (Expense), Net

        Other expense, net of $0.5 million for the year ended September 30, 2012 increased by $1.5 million compared to the year ended September 30, 2011. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

  Provision for Income Taxes

        Provision for income taxes of $41.5 million for the year ended September 30, 2012 decreased approximately $11.0 million, or 21.0%, compared to the year ended September 30, 2011. Our effective tax rate was 31.0% and 41.0% during the years ended September 30, 2012 and 2011, respectively. The decrease in provision for income taxes was partially a result of $3.6 million of IRC Section 199 and 41 claims (refer to Note 13. Income Taxes) for the year ended September 30, 2012 as compared to the year ended September 30, 2011. Other drivers reducing the effective tax rate were benefits related to the company's increase in foreign source income in territories which have lower tax rates than the United States for the year ended September 30, 2012 as compared to the year ended September 30, 2011, which reduced the effective tax rate for the period and the exercise of incentive stock options, specifically the non-qualifying disposition of incentive stock options.

  Net Income

        Due to the factors described above, we reported a net income of $92.2 million for the year ended September 30, 2012, compared to net income of $75.6 million for the year ended September 30, 2011. Net income as a percent of net sales increased 1.3% for the year ended September 30, 2012 as compared to the year ended September 30, 2011, due to a reduction of our effective tax rate for the year ended September 30, 2012 as compared to the year ended September 30, 2011 and a reduction in interest expense due to the $7.1 million loss on the extinguishment of deferred financing charges related to the refinancing of the old credit facility on April 7, 2011.

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

Supplemental Quarterly Financial Information

        The following table sets forth our historical unaudited quarterly consolidated statements of operations for each of the last eight quarters ended September 30, 2012. This unaudited quarterly information has been prepared on the same basis as our consolidated audited financial statements appearing elsewhere in this prospectus, and includes all adjustments, consisting only of normal and recurring adjustments, that we consider necessary to present a fair statement of the financial information for the quarters presented. We have not historically experienced any significant seasonality with respect to our results of operations.

        The quarterly data should be read in conjunction with our consolidated financial statements and the notes.

	Three Months Ended
(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	(unaudited)
Consolidated statement of income:
Net sales	$212,162	$189,347	$182,143	$192,554	$181,330	$180,013	$176,015	$173,528

Gross profit	78,943	67,280	64,075	73,272	72,650	68,620	67,427	66,699

Selling, general and administrative expenses	36,507	32,328	27,710	28,193	34,087	29,817	24,494	25,388

Income from operations	42,436	34,952	36,365	45,079	38,563	38,803	42,933	41,311

Interest expense, net	(6,465)	(5,836)	(5,831)	(6,514)	(6,939)	(14,966)	(6,309)	(6,277)
Other income (expense), net	(1,140)	1,157	(519)	(22)	1,137	45	(693)	516

Income before provision for taxes	34,831	30,273	30,015	38,543	32,761	23,882	35,931	35,550

Provision for income taxes	(7,850)	(7,980)	(10,292)	(15,365)	(14,732)	(9,921)	(13,993)	(13,880)

Net income	$26,981	$22,293	$19,723	$23,178	$18,029	$13,961	$21,938	$21,670

Liquidity and Capital Resources

  Overview

        Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $60.9 million and $45.5 million as of September 30, 2012 and 2011, respectively, of which approximately $16.7 million, or 27.5%, and $9.6 million, or 21.2%, was held by our foreign subsidiaries as of September 30, 2012 and 2011, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of September 30, 2012 and 2011. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

  •
  operating expenses;

  •
  working capital requirements to fund the growth of our business;

  •
  capital expenditures that primarily relate to IT equipment and our warehouse operations; and

  •
  debt service requirements for borrowings under the senior secured credit facilities.

        Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of September 30, 2012, we did not have any material capital expenditure commitments.

  Credit Facilities

  Senior Secured Credit Facilities

        The senior secured credit facilities consist of the (i) $150.0 million revolving facility, (ii) $265.0 million term loan A facility and (iii) $350.0 million term loan B facility. As of September 30, 2012, our outstanding indebtedness under our senior secured credit facilities was approximately $626.0 million, of which (a) $228.8 million consisted of indebtedness under the term loan A facility, (b) $302.2 million consisted of indebtedness under the term loan B facility and (c) $95.0 million consisted of indebtedness under the revolving facility.

        The interest rate for the term loan A facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $265.0 million for the first year, escalating to quarterly installments of 3.75% of the original principal amount of $265.0 million by the fifth year, with the final payment due on April 7, 2016. The applicable margin for the term loan B facility is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.00% for Eurocurrency loans and 1.75% to 2.00% for ABR loans. However, at no time shall the Eurocurrency Rate or the ABR be less than 1.25%. The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $350.0 million. The remaining balance is due April 7, 2017. As of September 30, 2012, we had prepaid all required quarterly payments through December 31, 2013 and April 7, 2017 on the term A and B loan facilities, respectively.

        We have a $150.0 million revolving line of credit that expires on April 7, 2016. The applicable margin is based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR Loans and 2.25% to 3.25% for the Eurocurrency Loans. There was a borrowing of $95.0 million outstanding under this line of credit as of September 30, 2012. For the year ended September 30, 2012, we paid approximately $514 in commitment fees for this line of credit.

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

        The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require the maintenance of a net-debt-to-EBITDA ratio (as such ratio is defined in the senior secured credit facilities) of less than 4.00 and an EBITDA-to-net cash interest expense ratio of no lower than 2.25. These financial covenants become more restrictive during future years. As of September 30, 2012, our pro forma net debt-to-EBITDA ratio was 2.98 and our pro forma EBITDA-to-net cash interest expense ratio was 7.92. Per the terms of the credit agreement, the preceding pro forma figures take into account the acquisition of Interfast, Inc., which we acquired on July 3, 2012.

        On June 13, 2012, Wesco Aircraft, Wesco Aircraft Hardware, Barclays Bank PLC and the lenders party thereto entered into the First Amendment to Credit Agreement, which amended our senior secured credit facilities to allow for (i) certain intercompany loans to be made to our restricted subsidiaries in order to facilitate the Interfast Acquisition and (ii) the Interfast Acquisition as a permitted investment.

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

  UK Line of Credit

        Our subsidiary, Wesco Aircraft Europe, has available a £7.0 million ($11.3 million based on the September 30, 2012 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of September 30, 2012.

  Cash Flows

        A summary of our operating, investing and financing activities are shown in the following table:

	Year Ended September 30,
(In thousands)	2012	2011	2010
Consolidated statements of cash flows data:
Net cash provided by operating activities	$54,569	$86,317	$100,773
Net cash used in investing activities	(136,422)	(5,119)	(3,077)
Net cash provided by (used in) financing activities	96,869	(75,126)	(69,483)

  Operating Activities

        Our operating activities generated $54.6 million of cash in the year ended September 30, 2012 a decrease of $31.7 million, compared to the year ended September 30, 2011. This was primarily the result of a $19.9 million increase in excess tax benefit related to restricted stock units and stock options exercised as well as a $32.2 million increase in the change in inventory driven by an increase of 16% in inventory receipts during the year ended September, 2012 as compared to September 30, 2011. The increase in inventory receipts was to support the growth in sales during the year ended September 30, 2012, as well as strategic purchases in anticipation of the expected industry growth cycle. The increase in the inventory balance was partially offset by the change in accounts payable of $27.4 million. Another driver of the decrease was a $13.5 million increase in the change in accounts receivable for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The increase in the accounts receivable balance was driven by higher sales during the fourth quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011 and an increase in the days sales outstanding from 50 days to 53 days for the year ended September 30, 2011 as compared to the year ended September 30, 2012. The increase in days sales outstanding is due to the timing of sales at year-end and a 32.9% increase in our Rest of World sales (which typically have longer terms) for the year ended September 30, 2012 as compared to September 30, 2011.

        Our operating activities generated $86.3 million of cash in the year ended September 30, 2011, a decrease of $14.5 million compared to the year ended September 30, 2010. This decrease was primarily due to an increase in working capital, including a $4.2 million increase to income tax receivable, a $4.1 million reduction related to income taxes payable and a $5.6 million use of cash related to accounts payable for the year ended September 30, 2011. The $8.3 million increased use of cash related to taxes was driven by increased estimated quarterly payments as well as increased receivables related to certain beneficial tax items. The $5.6 million decrease in accounts payable was driven primarily by timing. We typically pay vendors every Friday, and our fiscal year ended September 30, 2011 contained one additional Friday as compared to the prior fiscal year. This additional Friday resulted in an extra accounts payable payment processing day thereby causing our accounts payable to decrease by $5.6 million compared to the prior year.

        Our operating activities generated $100.8 million of cash in the year ended September 30, 2010, an increase of $99.5 million compared to the year ended September 30, 2009. This increase was primarily the result of a $112.7 million net decrease in the change in inventory for the year ended September 30, 2010 as compared to the year ended September 30, 2009. Net income also increased $15.2 million during the year ended September 30, 2010. This was offset by a $12.2 million increase in the net change in accounts receivable for the year ended September 30, 2009 as compared to the year ended September 30, 2010. This increase was primarily driven by a $43.3 million, or 7.1%, increase in net sales for the year ended September 30, 2010. The average days sales outstanding remained constant at 50 days for both the years ended September 30, 2010 and 2009. Our accounts receivable balance as a percentage of net sales was 13.6% and 13.6% for the years ended September 30, 2010 and September 30, 2009, respectively.

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

  Investing Activities

        Our investing activities used approximately $136.4 million, $5.1 million and $3.1 million of cash in the years ended September 30, 2012, 2011 and 2010, respectively. During fiscal year 2012, the Company acquired substantially all of the assets of Interfast for CDN $133.5 million, which translated to $131.9 million U.S. dollars. The remaining $4.5 million increase in fiscal 2012 and the amounts for the years ended September 30, 2011 and September 30, 2010 were used for investments in various capital expenditures and to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

  Financing Activities

        Our financing activities generated $96.9 million of cash in the year ended September 30, 2012. These cash inflows were driven by proceeds received in connection with the exercise of stock options of $7.4 million, $21.5 million of excess tax benefit related to vested restricted stock units and stock options exercised and proceeds of $95.0 million drawn from the revolving line of credit to partially fund the Interfast Acquisition. The cash generation was partially offset by $25.0 million used to repay principal against the senior secured credit facilities and $2.0 million used to make principal payments under our capital lease obligations.

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

Contractual Obligations

        The following table is a summary of contractual cash obligations at September 30, 2012 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-Term Debt Obligations(1)	$—	$46,617	$579,383	$—	$626,000
Capital Lease Obligations(2)	548	232	18	—	798
Operating Lease Obligations(3)	4,313	6,681	4,165	4,050	19,209
Purchase Obligations(4)	284,999	6,907	1,564	—	293,470

Total	$289,860	$60,437	$585,130	$4,050	$939,477

(1)
Includes our payment obligations under our senior secured credit facilities. These amounts do not include variable interest payments required to be made.

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

  Foreign Currency Exposure

  Currency Translation

        During the years ended September 30, 2012 and September 30, 2011, approximately 23% and 17%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 35% and 30%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar and the Euro.

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

        A hypothetical 5% increase in the value of the British pound, the Euro and the Canadian dollar relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.4 million, less than $0.1 million and $0, respectively, during fiscal 2011, and $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.4 million, less than $0.1 million and $0, respectively, during fiscal 2011 and $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012.

  Currency Transactions

        Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2011, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $85.1 million and €7.6 million, respectively, and had purchases in U.S. dollars and Euros of approximately $61.2 million and €13.4 million, respectively. During the year ended September 30, 2012, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $116.3 million and €11.0 million, respectively, and had purchases in U.S. dollars and Euros of approximately $55.1 million and €14.9 million, respectively. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations. During the year ended September 30, 2012, our subsidiary in Canada, which we acquired in connection with the Interfast acquisition, had sales in U.S. dollars of approximately $16.2 million and had purchases in U.S. dollars of approximately $11.9 million.

        From September 30, 2009 to September 30, 2010, the British pound stabilized against the U.S. dollar. From September 30, 2010 to September 30, 2011, the pound strengthened slightly against the dollar by $0.05 (from $1.56 to $1.61). From September 30, 2011 to September 30, 2012, the U.S dollar strengthened slightly against the pound by $0.03 (from $1.61 to $1.58). A weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds. As a result of the stabilization of the value of the British pound against the U.S. dollar during fiscal 2010 and the slight movement of the U.S. dollar during fiscal 2011 and 2012, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.8 million and $0.4 million during fiscal 2012 and 2011, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.8 million and $0.4 million during fiscal 2012 and 2011, respectively.

        We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of September 30, 2012, we had no outstanding currency forward and option contracts.

  Interest Rate Risk

        Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities." If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of September 30, 2012, annual cash interest expense, including fees under our revolving facility, would have been approximately $22.7 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $3.2 million per year, without taking into account the effect of any hedging instruments or the minimum LIBOR requirement.

        We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. Upon the maturity of our previous interest rate swap agreements, we entered into two interest rate swap agreements—one that expired in February 2012 and one that expired in June 2012—which we refer to collectively as the Swaps. Each Swap converted the interest rate on approximately $200.0 million (notional amount) of our outstanding indebtedness from variable rates to a fixed interest rate. During fiscal 2012 and 2011, we recorded a gain in the amount of approximately $1.7 million and $5.0 million, respectively, as a result of changes in fair value of derivative financial instruments. These gains are recorded as a component of interest expense. The Company is not currently a party to any swap agreements.

        We do not hold or issue derivative financial instruments for trading or speculative purposes.

  Fuel Price Risk

        Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs are approximately $3.4 million, and, as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. See Part I, Item 1A. "Risk Factors—We may be materially adversely affected by high fuel prices." We do not use derivatives to manage our exposure to fuel prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wesco Aircraft Holdings, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Wesco Aircraft Holdings, Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         As described in Management's Report on Internal Control over Financial Reporting, management has excluded Interfast Inc. from its assessment of internal control over financial reporting as of September 30, 2012 because it was acquired by the Company in a business combination during the year ended September 30, 2012. We have also excluded Interfast Inc. from our audit of internal control over financial reporting. Interfast Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 9.5% and 2.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 30, 2012

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2012 and 2011

(In thousands, except share and per share data)

	2012	2011
Assets
Current assets
Cash and cash equivalents	$60,856	$45,525
Accounts receivable, net of allowance for doubtful accounts of $4,067 at September 30, 2012 and $4,257 at September 30, 2011	130,013	97,289
Inventories	557,216	483,062
Prepaid expenses and other current assets	8,683	5,916
Income taxes receivable	45,261	5,824
Deferred income taxes	32,872	39,289

Total current assets	834,901	676,905
Property and equipment, net	20,769	20,952
Deferred financing costs, net	9,255	12,058
Goodwill	565,146	504,764
Intangible assets, net	106,808	86,239
Other assets	537	467

Total assets	$1,537,416	$1,301,385

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$79,940	$53,069
Accrued expenses and other current liabilities	19,788	18,664
Income taxes payable	2,078	1,144
Capital lease obligations—current portion	593	2,069

Total current liabilities	102,399	74,946
Long-term debt	626,000	556,000
Capital lease obligations	205	712
Deferred income taxes	55,445	41,256

Total liabilities	784,049	672,914
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share: 950,000,000 shares authorized; 93,087,049 and 85,716,863 shares issued and outstanding as of September 30, 2012 and September 30, 2011, respectively	93	86
Class B convertible redeemable common stock, $0.001 par value per share: 2,000,000 shares authorized; zero and zero shares issued and outstanding as of September 30, 2012 and 2011, respectively	—	—
Additional paid-in capital	367,470	336,998
Accumulated other comprehensive loss	(5,730)	(7,972)
Retained earnings	391,534	299,359

Total stockholders' equity	753,367	628,471

Total liabilities and stockholders' equity	$1,537,416	$1,301,385

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended September 30, 2012, 2011 and 2010

(In thousands, except per share data)

	2012	2011	2010
Net sales	$776,206	$710,886	$656,036
Cost of sales	492,636	435,490	401,806

Gross profit	283,570	275,396	254,230
Selling, general and administrative expenses	124,738	113,786	99,915

Income from operations	158,832	161,610	154,315
Interest expense, net	(24,646)	(34,491)	(36,270)
Other income (expense), net	(524)	1,005	(458)

Income before provision for income taxes	133,662	128,124	117,587
Provision for income taxes	(41,487)	(52,526)	(43,913)

Net income	$92,175	$75,598	$73,674

Net income per share:
Basic	$1.00	$0.83	$0.81

Diluted	$0.96	$0.81	$0.81

Weighted average shares outstanding:
Basic	92,058	90,697	90,569
Diluted	95,712	93,182	91,068

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

For the Years Ended September 30, 2012, 2011 and 2010

(In thousands)

			Class B Convertible Redeemable Common Stock
	Class A Common Stock
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Retained Earnings	Total Shareholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance, September 30, 2009	83,875	$84	1,090	$1	$326,671	$(2,903)	$150,087	$473,940	$54,491
Stock-based compensation	—	—	—	—	2,510	—	—	2,510
Net income	—	—	—	—	—	—	73,674	73,674	73,674
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4,385)	—	(4,385)	(4,385)

Total comprehensive income									$69,289

Balance, September 30, 2010	83,875	$84	1,090	$1	$329,181	$(7,288)	$223,761	$545,739
Recapitalization of capital structure	1,090	1	(1,090)	(1)	—	—	—	—
Issuance of common stock from stock options exercised	571	1	—	—	2,612	—	—	2,613
Excess tax benefit related to stock options exercised	—	—	—	—	1,547	—	—	1,547
Stock-based compensation	181		—	—	3,658	—	—	3,658
Net income	—	—	—	—	—	—	75,598	75,598	75,598
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(684)	—	(684)	(684)

Total comprehensive income									$74,914

Balance, September 30, 2011	85,717	$86	—	$—	$336,998	$(7,972)	$299,359	$628,471

Issuance of common stock from stock options exercised	1,729	$2	—	$—	$7,375	$—	$—	$7,377
Issuance of common stock related to the vesting of restricted stock units	5,604	5	—	—	—	—	—	5
Excess tax benefit related to restricted stock units and stock options exercised	—	—	—	—	21,471	—	—	21,471
Stock-based compensation	38	—	—	—	1,626	—	—	1,626
Net income	—	—	—	—	—	—	92,175	92,175	92,175
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,242	—	2,242	2,242

Total comprehensive income									$94,417

Balance, September 30, 2012	93,088	$93	—	$—	$367,470	$(5,730)	$391,534	$753,367

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities
Net income	$92,175	$75,598	$73,674
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	4,427	3,699	4,119
Depreciation	5,536	5,859	4,702
Amortization of deferred financing costs	2,803	11,416	4,814
Bad debt and sales return reserve	(218)	256	607
Non-cash foreign currency exchange	436	(427)	242
Non-cash stock-based compensation	1,626	3,658	2,510
Excess tax benefit related to restricted stock units and stock options exercised	(21,476)	(1,547)	—
Change in value of derivative	(1,703)	(4,958)	2,558
Deferred income tax provision	20,616	11,176	6,741
Loss on fixed asset disposal	331	—	—
Changes in assets and liabilities
Accounts receivable	(21,802)	(8,281)	(7,795)
Income taxes receivable	(18,022)	(4,176)	(45)
Inventories	(32,344)	(129)	1,593
Prepaid expenses and other assets	(2,431)	1,388	4,448
Accounts payable	21,836	(5,558)	(1,099)
Accrued expenses and other liabilities	1,833	2,406	3,423
Income taxes payable	946	(4,063)	281

Net cash provided by operating activities	54,569	86,317	100,773

Cash flows from investing activities
Purchases of property and equipment	(4,528)	(5,119)	(3,077)
Acquisition of business, net of cash acquired	(131,894)	—	—

Net cash used in investing activities	(136,422)	(5,119)	(3,077)

Cash flows from financing activities
Net repayments under line of credit	—	—	(796)
Proceeds from issuance of long-term debt	95,000	615,000	—
Repayment of long-term debt	(25,000)	(679,243)	(67,382)
Financing fees	—	(13,144)	—
Repayment of capital lease obligations	(1,984)	(1,898)	(1,305)
Excess tax benefit related to restricted stock units and stock options exercised	21,476	1,547	—
Proceeds from exercise of stock options	7,377	2,612	—

Net cash provided by (used in) financing activities	96,869	(75,126)	(69,483)

Effect of foreign currency exchange rates on cash and cash equivalents	315	(10)	(156)

Net increase in cash and cash equivalents	15,331	6,062	28,057
Cash and cash equivalents, beginning of period	45,525	39,463	11,406

Cash and cash equivalents, end of period	$60,856	$45,525	$39,463

Supplemental disclosure of cash flow information (see Note 18)

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

        In addition to the central stocking facilities, the Company uses a network of forward-stocking locations to service its customers in a JIT and/or ad hoc manner. There are over 20 stocking locations around the world with concentrations in North America and Europe. In addition to product fulfillment, the Company also provides comprehensive supply chain management services for selected customers. These services include procurement and just-in-time inventory management and delivery services.

        On September 29, 2006, 100% of the outstanding stock of Wesco Aircraft Hardware, Wesco Aircraft Israel and the European entities of Flintbrook Ltd., Wesco Aircraft France and Wesco Aircraft Germany were acquired by the Company. The acquisition was completed in a leveraged transaction in which affiliates of The Carlyle Group invested approximately 85% of the total voting equity in the Company and the prior owner of the Company contributed the remaining 15% of the total voting equity invested. The prior owner's investment represented a contribution of ownership in the predecessor company to the newly formed holding company. In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for the continuing investors.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Wesco Aircraft Hardware, Wesco Aircraft Europe, Flintbrook Limited, Wesco Aircraft Germany GmbH, Wesco Aircraft France SAS, Wesco Aircraft Israel Limited, Wesco Aircraft Italy SRL, Wesco Aircraft Hardware India Pvt., Limited, Wesco Aircraft Trading Shanghai Co., Limited, Interfast Europe Limited, Interfast USA Inc., and Interfast USA Holdings Inc. All intercompany accounts and transactions have been eliminated.

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

        The Company's allowance for doubtful accounts activity consists of the following:

	Balance at Beginning of Period	Changes to Cost and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts at September 30, 2010	$5,631	$605	$—	$6,236
Allowance for doubtful accounts at September 30, 2011	6,236	254	(2,233)	4,257
Allowance for doubtful accounts at September 30, 2012	4,257	—	(190)	4,067

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

        Differences between actual and estimates of future sales may cause the actual results to differ from the estimates at the time such inventories are disposed or sold.

Property and Equipment

        Property and equipment are stated at cost, less accumulated amortization and depreciation, computed using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the assets. Expenditures for repair and maintenance costs are expensed as incurred, and expenditures for major renewals and improvements are capitalized. When assets are retired or otherwise disposed of,

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

the cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in the Company's consolidated statements of operations. The useful lives and lease terms for depreciable assets are as follows:

Buildings and improvements	5 - 40 years
Machinery and equipment	5 - 9 years
Furniture and fixtures	7 years
Vehicles	5 years
Computer & Software	3 - 5 years

Impairment of Long Lived Assets

        The Company assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. The Company has determined that its asset group for impairment testing is comprised of the assets and liabilities of each of its reporting units as this is the lowest level of identifiable cash flows. The Company has identified customer relationships as the primary asset because it is the principal asset from which the reporting units derive their cash flow generating capacity and has the longest remaining useful life. The recoverability is assessed by comparing the carrying value of the assets group to the undiscounted cash flows expected to be generated by these assets. Impairment losses are measured as the amount by which the carrying values of the primary assets exceed their fair values. To date, the Company has not recognized an impairment charge related to the write-down of long-lived assets.

Deferred Financing Costs

        Deferred financing costs are amortized using the effective interest method over the term of the related credit arrangement and are included in interest expense in the consolidated statement of operations. Amortization of deferred financing costs was $2,803, $11,416 and $4,814, respectively, for the years ended September 30, 2012, 2011 and 2010. As of September 30, 2012, 2011 and 2010, accumulated amortization of deferred financing cost amounted to $5,166, $2,363 and $15,509, respectively. The $8,613 decrease in amortization of deferred financing costs in fiscal year 2012 as compared to fiscal year 2011 is the result of the Company refinancing its debt in April 2011. The Company recorded a loss on extinguishment of debt in the amount of $7,129, consisting of write-offs of unamortized debt issuance costs and third party fees of $6,541 and $587, respectively. The loss on extinguishment is recorded as a component of interest expense, net in the consolidated statement of income during the year ended September 30, 2011.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from the acquisition. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, goodwill and indefinite lived intangible assets acquired in a purchase business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level on July 1 of each year.

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

        Intangible assets with indefinite useful lives are not amortized but tested annually on July 1 for impairment or more often if events or circumstances change that would create a triggering event. The Company has one indefinite-lived intangible asset, its Wesco Aircraft trademark. The valuation of the trademark was derived from an income approach by which the relief from royalty method was applied valuing the savings as cash flow. The relief from royalty method requires assumptions to be made concerning forecasted net sales, a discount rate, and a royalty rate. The underlying concept of the relief from a royalty method is that the value of the trademark can be estimated by determining the cost savings the Company achieves by not having to license the trademark. Changes in projections or estimates, a deterioration of operating results and the related cash flow effect or a significant increase in the discount rate or decrease is the royalty rate could decrease the estimated fair value and result in impairments.

        During the year ended September 30, 2012, goodwill increased by $60,382 of which $58,471 was the result of the Interfast acquisition and $1,911 was due to foreign currency translation. During the

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

year ended September 30, 2011, the decrease in goodwill was due to foreign currency translation effect of $77. During the three years ended September 30, 2012 no impairment charges have been recorded for goodwill or the indefinite-lived intangible asset.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date (Level 2 measurement as described in Note 11. "Fair Value of Financial Instruments"). The carrying amounts and fair value of the debt instruments as of September 30, 2012 were as follows:

	Carrying Value	Fair Value
$265,000 term loan	$228,805	$228,347
$350,000 term loan	$302,195	$303,706
$150,000 revolving line of credit	$95,000	$95,000

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

        In connection with the sales of its products, the Company often provides certain supply chain management programs. These services are provided exclusively in connection with the sales of products, and as such, the price of such services is generally included in the price of the products delivered to the customer. The Company does not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. Additionally, the Company does not present service revenues apart from product revenues, as the service fees represent less than 5% of the Company's consolidated net sales. There are no significant post-delivery obligations associated with these services.

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

Shipping and Handling Costs

        The Company records revenue for shipping and handling billed to its customers. Shipping and handling revenues were approximately $765, $1,006 and $1,031 for the years ended September 30, 2012, 2011 and 2010, respectively.

        Shipping and handling costs are included in cost of sales. Total shipping and handling costs were approximately $6,202, $4,636 and $4,009 for the years ended September 30, 2012, 2011 and 2010, respectively.

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

        The Company purchases its products on credit terms from vendors located throughout North America and Europe. For the years ended September 30, 2012, 2011 and 2010, the Company made approximately 23%, 22% and 20%, respectively, of its purchases from Alcoa Fastening Systems and the amounts payable to this vendor were approximately 15%, 17% and 18% of amounts payable at September 30, 2012, 2011 and 2010, respectively. Additionally, for the years ended September 30, 2012, 2011 and 2010, the Company made approximately 21%, 20% and 22%, respectively, of its purchases from Precision Castparts Corporation and the amounts payable to this vendor were approximately 13%, 10% and 17% of accounts payable at September 30, 2012, 2011 and 2010, respectively. The majority of the products the Company sells are available through multiple channels and, therefore, reduces the risk related to any vendor relationship.

        For the years ending September 30, 2012, 2011 and 2010, the Company derived approximately 9%, 16% and 15%, respectively, of its recorded sales from The Boeing Company and the accounts receivable balance associated with this customer was approximately 3%, 9% and 11% at September 30, 2012, 2011 and 2010, respectively.

Foreign Currency Translation

        The financial statements of the foreign subsidiaries are translated into U.S. Dollars in accordance with ASC 830, Foreign Currency Matters. The financial statements of foreign subsidiaries and affiliates where the local currency is the functional currency are translated into U.S. Dollars using exchange rates in effect at the year-end for assets and liabilities and average exchange rates during the year for results of operations. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are reported as other income (expense), net in the consolidated statements of income. For the years ended September 30, 2012, 2011 and 2010, foreign currency transaction gains and (losses) were approximately $(277), $390 and $(651), respectively.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all stock-based awards to employees and directors to be recognized as stock-based compensation expense based upon their fair values on the date of grant. In March 2005, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which provides guidance regarding the interaction of ASC 718 and certain SEC rules and regulations. The Company has applied the provision of SAB No. 107 in its adoption of ASC 718.

        ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. The Company has estimated the fair value for each option

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. The Company recognizes the stock-based compensation expense using the graded vesting method over the requisite service periods, which is generally a vesting term of 5 years. Stock options typically have a contractual term of 10 years. The stock options granted had an exercise price equal to the estimated fair value of the Company's common stock on the grant date. Compensation expense for restricted stock units and awards are based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance based awards reflects the estimated probability that the performance condition will be met.

Net Income Per Share

        Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. At September 30, 2012, 2011 and 2010, 3,399,592, 3,736,203 and 1,971,963 shares, respectively, of restricted stock and stock options issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for each of the fiscal years ended on those dates. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from the in-the-money options include the tax benefits, net of shortfalls, calculated under the "as-if" method as prescribed by ASC 718.

	September 30
	2012	2011	2010
	(In thousands, except per share data)
Net income	$92,175	$75,598	$73,674

Basic weighted average shares outstanding	92,058	90,697	90,569
Dilutive effect of stock options and restricted stock awards/units	3,654	2,485	499

Dilutive weighted average shares outstanding	95,712	93,182	91,068

Basic net income per share	$1.00	$0.83	$0.81

Diluted net income per share	$0.96	$0.81	$0.81

        Shares of common stock equivalents of 273,315, 37,883 and 551,925 for fiscal 2012, 2011 and 2010, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Note 3. Recent Accounting Pronouncements

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

        In July 2012, the FASB issued ASU 2012-02 "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under this guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. This guidance is effective for annual and interim impairment tests for fiscal years beginning after December 15, 2012, but early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Note 4. Acquisitions

        On July 3, 2012, the Company acquired substantially all of the assets of Interfast, Inc., an Ontario Corporation ("Interfast"). Interfast is a Toronto-based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace, electronics and general industrial markets. The acquisition of Interfast provides the Company stronger relationships with strategic customers, a greater presence with commercial MRO (maintenance, repair and overhaul) providers and an entry into the high-end industrial fastener market.

        The aggregate purchase price of the acquisition amounted to $131,894 which was funded by $95,000 in borrowings under the $150,000 revolving facility and $36,894 in cash. The Company incurred transaction related costs of $2,857, such costs were expensed as incurred.

        The total purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date in accordance with the acquisition method of accounting. The results of operations of Interfast have been included in the consolidated financial statements from the date of acquisition. The excess purchase price over the net assets acquired has been allocated to goodwill. For income tax purposes, $58,471 of tax deductible goodwill resulting from the acquisition completed during the year ended September 30, 2012 is amortized over a 15-year period.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 4. Acquisitions (Continued)

        The preliminary estimated fair values of assets acquired and liabilities assumed on the acquisition date were as follows:

Current assets	$55,130
Property and equipment	1,094
Identifiable Intangible assets
Trademarks	1,087
Customer relationships	19,423
Non-compete agreements	455
Backlog	3,161
Goodwill	58,471

Total assets acquired	138,821
Total liabilities assumed	(6,927)

Purchase price, net of liabilities assumed	$131,894

        The excess purchase price over the fair value of the net identifiable assets acquired was recorded as intangible assets and goodwill. The fair value assigned to the identifiable intangible assets acquired was based on an income approach method using assumptions and estimates derived by Company management. It was determined the customer relationships have a 15-year estimated useful life, the Interfast trademark has a 10-year useful life, the Interfast backlog has a 2-year useful life and the Interfast non-compete agreement has a useful life of 3-years. Factors considered in the determination of its useful lives include Interfast's performance over its forty six year history, its relative size as compared to its competitors and its ability to provide product that is difficult to source.

        The goodwill related to the Interfast acquisition represents the value paid for assembled workforce, its international geographic presence in eastern Canada, and synergies expected to arise after the acquisition. The results of the acquisition have been included in the consolidated financial statements from the date of closing and are included within the North American Segment. The acquisition was not considered material, as a result no proforma information has been provided.

Note 5. Excess and Obsolescence Reserve Policy

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

        As of September 30, 2012 and 2011, the Company's excess and obsolete reserve was approximately $109,251 and $90,244, respectively. Of these amounts, approximately $13,140 and $13,815 was recorded during the year ended September 30, 2012 and 2011, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 5. Excess and Obsolescence Reserve Policy (Continued)

        The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess and slow-moving quantities of inventories.

Excess and Slow-Moving Inventory

        In conducting a monthly reserve analysis with respect to excess and slow-moving inventory, the Company considers a variety of factors, including historical sell-through rates, current selling and buying patterns, inventory quantities and aging, rights the Company has with certain manufacturers to exchange unsold products for new products and open customer orders. Furthermore, although the Company's customers are not required to purchase a specific quantity of inventory, the Company is able to forecast future sales with a fair degree of precision by monitoring and tracking customers' production cycles, which forecasting is taken into account when conducting the reserve analysis. The Company further notes that it is required to make commitments to purchase inventory based on manufacturer lead times, which may be up to two years. In addition, the Company may be entitled to obtain price breaks or discounts based on the quantity of inventory committed to purchase.

        Given the length of manufacturers' lead times, the Company's desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions and variability within specific customer programs, the inventory reserve may increase at a rate higher than the Company originally anticipated, which can impact the amount of excess and slow-moving inventory the Company holds.

        A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $16,373 of its inventory. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

        Based on the Company's current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual parts can be sold and customer buying patterns, the Company maintains an unreserved excess and slow-moving inventory of $13,433 which they believe based on historical and anticipated sell through rates will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that its necessary to reserve for a portion of this $13,433 of inventory.

Note 6. Related Party Transactions

        The Company entered into a management agreement with The Carlyle Group to provide certain financial, strategic advisory and consultancy services. Under this management agreement, the Company is obligated to pay The Carlyle Group, or a designee thereof, an annual management fee of $1,000 plus fees and expenses associated with company-related meetings. The Company incurred expense of approximately $1,079, $1,096 and $1,070 and for the years ended September 30, 2012, 2011 and 2010, respectively, related to this management agreement. These amounts were paid to The Carlyle Group during the years ended September 30, 2012, 2011 and 2010.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 6. Related Party Transactions (Continued)

        The Company leases several office and warehouse facilities under operating lease agreements from entities controlled by the Company's CEO. Rent expense on these facilities was approximately $1,750, $1,719 and $1,709 for the years ended September 30, 2012, 2011 and 2010, respectively (see Note 16).

        On June 30, 2008, the Company's CEO purchased $50,000 of the total debt outstanding. During January 2011, the Company's CEO sold his holding in the Company's debt. Subsequent to the sale, the Company's CEO has no ownership interest in the Company's debt. For the years ended September 30, 2012, 2011 and 2010, total interest paid to the minority stockholder related to the debt was approximately zero, $281 and $1,222, respectively.

Note 7. Property and Equipment, net

        Property and equipment, net, consist of the following:

	2012	2011
Land, buildings and improvements	$15,237	$10,177
Machinery and equipment	10,100	12,696
Vehicles	703	631
Computer and software	14,983	13,728
Furniture and fixtures	2,890	2,568
Construction in progress	—	43

	43,913	39,843
Less: accumulated depreciation and amortization	(23,144)	(18,891)

Property and equipment, net	$20,769	$20,952

        At September 30, 2012, 2011 and 2010, property and equipment included assets of approximately $6,422, $6,457 and $5,196, respectively, acquired under capital lease arrangements. Accumulated amortization of assets acquired under capital leases was approximately $5,680, $3,718 and $2,237 as of September 30, 2012, 2011 and 2010, respectively.

        Depreciation and amortization expense for property and equipment was approximately $5,536, $5,859 and $4,702 during the years ended September 30, 2012, 2011 and 2010, respectively (including amortization expense of approximately $2,114, $1,756 and $1,157 on assets acquired under capital leases for 2012, 2011 and 2010, respectively).

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 8. Intangible Assets, net

        As of September 30, 2012 and 2011, the gross amounts and accumulated amortization of intangible assets is as follows:

	2012		2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships (12 to 20 year life)	$84,713	$(20,101)	$64,471	$(16,252)
Trademarks (5 years to indefinite life)	40,450	(1,528)	39,332	(1,500)
Backlog (2 year life)	4,402	(1,557)	1,150	(1,150)
Non-compete agreements (3 to 4 year life)	1,468	(1,039)	1,000	(812)

Total intangible assets	$131,033	$(24,225)	$105,953	$(19,714)

        Estimated future amortization expense at September 30, 2012 is as follows:

2013	$6,578
2014	6,262
2015	4,971
2016	4,845
2017	4,845
Thereafter	41,475

$68,976

        Amortization expense included in the accompanying statements of operations for the years ended September 30, 2012, 2011 and 2010 was $4,427, $3,699 and $4,119, respectively. In addition to its amortizing intangibles, the Company assigned an indefinite life to the Wesco Aircraft trademark. As of September 30, 2012 and 2011, the trademark had a carrying value of $37,832.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 9. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	2012	2011
Accrued compensation and related expenses	$10,364	$11,305
Accrual for commissions	358	306
Accrued professional fees	2,215	681
Fair value of interest rate swaps	—	1,703
Accrued customer rebates	2,226	1,532
Accrued taxes (property, sales and use)	1,313	741
Accrued interest	196	72
IPO costs	—	842
Integration costs	917	—
Accrued profit sharing	691	799
Other accruals	1,508	683

Accrued expenses and other current liabilities	$19,788	$18,664

Note 10. Derivative Financial Instruments

        The Company entered into an interest rate swap arrangement in order to manage its net exposure to interest rate changes on the Company's long-term debt. Interest rate swap contracts involve the exchange of floating rate interest payment obligations for fixed interest rate payments without the exchange of the underlying principal amounts. The Company accounts for this arrangement pursuant to the provisions of ASC 815, Derivatives and Hedging. ASC 815 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that any changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's interest rate swap arrangement is not designated as a hedge pursuant to ASC 815 and, accordingly, the Company reflects the change in fair value of the interest rate swap in the consolidated statements of operations as part of interest expense.

        These arrangements also contain an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the parties required to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management. The Company considers its own risk of non-performance to be limited. Upon the maturity of its previous interest rate swaps, the Company entered into two interest rate swaps arrangements, which expired in February and June 2012. Each interest rate swap converts the interest rate on approximately $100,000 (notional amount) of its outstanding debt from variable rates to a fixed interest rate. The swap agreements have fixed the LIBOR component of the term debt to interest rates of 1.77% and 1.96%. As of September 30, 2012, the Company is not currently party to any swap agreements.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 10. Derivative Financial Instruments (Continued)

        The following table includes the notional amounts and fair value of derivative financial instruments as of September 30, 2012 and September 30, 2011:

		September 30, 2012		September 30, 2011
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Swap Contracts	Accrued Expenses	—	—	$200,000	$(1,703)

Note 11. Fair Value of Financial Instruments

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

        The Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

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

Note 11. Fair Value of Financial Instruments (Continued)

        Where available, the Company utilizes quoted market prices or observable inputs rather than unobservable inputs to determine fair value.

Derivative Financial Instruments

        The following tables set forth assets and liabilities measured at fair value as of September 30, 2011, categorized by input level within the fair value hierarchy:

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

Note 12. Long-Term Debt

        Long-term debt consists of the following at:

	September 30,
	2012	2011

$265,000 term loan, bearing interest based on Alternate Base Rate ("ABR") (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate ("LIBOR") rates plus an applicable margin ranging from 2.25%-3.25%), whichever is greater. The applicable margin rates are indexed to the Company's consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 3.75% by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016. Interest rate was 2.97% at September 30, 2012.

	$228,805	$238,000

$350,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 1.75%-2.00%), or Eurodollar (defined as London Inter-Bank Offer Rate ("LIBOR") rates plus an applicable margin rate ranging from 2.75%-3.00%), whichever is greater, provided however that at no time shall the base rate be less than 1.25%. The applicable margin rates are indexed to the Company's consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 0.25% of the principal amount of $350,000.The entire balance is due April 7, 2017. Interest rate was 4.25% at September 30, 2012.

	302,195	318,000
$150,000 revolving line of credit, bearing interest based on Alternate Base Rate ("ABR") (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate ("LIBOR") rates plus an applicable margin ranging from 2.25%-3.25%), whichever is greater. The applicable margin rates are indexed to the Company's consolidated leverage ratio and adjusted each reporting period based on operating results. The revolver is due on April 7, 2016. Interest rate was 2.97% at September 30, 2012.	95,000	—

	626,000	556,000
Less: current portion	—	—

Long-term debt	$626,000	$556,000

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 12. Long-Term Debt (Continued)

        Aggregate maturities of long-term debt as of September 30, 2012 are as follows:

Years Ended September 30,
2013	$—
2014	16,805
2015	29,812
2016	277,188
Thereafter	302,195

$626,000

        During year ended September 30, 2012, the Company made prepayments totaling approximately $25,000, exclusive of contractually scheduled payments, on its $265,000 and $350,000 term loans. In accordance with the loan agreement, $25,000 was applied to the Company's regular quarterly payments through 2016 with the excess applied to the Company's balloon payment. As of September 30, 2012, the Company had prepaid all required quarterly payments through April 7, 2017 on the $350,000 term loan and prepaid all required quarterly payments through December 31, 2013 on the $265,000 term loan.

        As part of the senior secured credit facilities, the Company had a $150,000 revolving line of credit that expires on April 7, 2016. The applicable margin is based on the ratio of the Company's EBITDA, as defined in the loan agreement, for the most recently ended four fiscal quarters and ranges between 1.25% and 2.25% for the ABR Loans and range between 2.25% and 3.25% for the Eurodollar Loans. On June 28, 2012, the Company borrowed $95,000 under its revolving line of credit to partially fund the acquisition of Interfast Inc., which was consummated on July 3, 2012. There was a $95,000 borrowing under this line of credit as of September 30, 2012. Annual commitment fees for this line of credit approximate $750.

        The Company's subsidiary, Wesco Aircraft Europe, has available a £7,000 ($11,315 based on the September 30, 2012 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of September 30, 2012 and 2011, respectively.

        Under the terms and definitions of the senior secured credit facilities, the Company is required to maintain a net debt-to-EBITDA ratio not to exceed 4.00, and an EBITDA-to-net interest expense ratio greater than 2.25. These financial covenants become more restrictive during future years. The credit agreement also restricts the Company from incurring certain additional indebtedness, payment of dividends and sale of substantial assets, and limits certain investments. The Company was in compliance with these covenants at September 30, 2012. As of September 30, 2012, our pro forma net debt-to-EBITDA ratio was 2.98 and our pro forma EBITDA-to-net cash interest expense ratio was 7.92. Per Credit Agreement, pro forma is takes into account the business of Interfast, Inc., which we acquired on July 3, 2012.

        Borrowings under these senior secured credit facilities are collateralized by substantially all of the assets of the Company.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 13. Income Taxes

        Income before provision for income taxes for the years ended September 30, 2012, 2011 and 2010 included the following:

	2012	2011	2010
U.S. Income	$110,120	$118,475	$108,846
Foreign Income	23,542	9,649	8,741

Total	$133,662	$128,124	$117,587

        The components of the Company's income tax provision for the years ended September 30, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current provision
Federal	$14,007	$31,840	$28,692
State and local	1,355	5,897	4,724
Foreign	5,744	3,613	3,755

Subtotal	21,106	41,350	37,171
Deferred provision (benefit)
Federal	18,867	9,157	5,415
State and local	1,719	1,991	1,336
Foreign	(205)	28	(9)

Subtotal	20,381	11,176	6,742

Provision for income taxes	$41,487	$52,526	$43,913

        The tax benefits associated with the exercise of employee stock options and vesting of restricted stock units were recognized in the current year tax return which were in excess of previously recorded value at the time of grant. During fiscal year 2012, $21,476 of tax benefit has been credited to additional paid in capital.

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 13. Income Taxes (Continued)

        The Company's deferred income tax assets (liabilities) consist of the following at September 30, 2012 and 2011:

	2012	2011
Current deferred tax assets/(liabilities)
Inventories	$29,345	$24,331
Reserves and other accruals	1,517	3,205
Compensation accruals	2,010	11,753

Total current deferred tax assets/(liabilities)	32,872	39,289
Non-current deferred tax assets/(liabilities)
Property and equipment	(2,237)	(3,875)
Goodwill and intangible assets	(56,987)	(42,910)
Stock options	3,779	5,523
Deferred financing costs and other	—	6

Total non-current deferred tax assets/(liabilities)	(55,445)	(41,256)

Net deferred tax assets/(liabilities)	$(22,573)	$(1,967)

        The Company believes its deferred tax assets are more likely than not to be realized based on historical and projected taxable income levels.

        The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is September 30, 2008 onwards.

        The undistributed earnings of the Company's foreign subsidiaries, which amount to $57,494, are considered to be indefinitely reinvested. Accordingly, no provision for federal or state and local taxes or foreign withholding taxes has been provided on such undistributed earnings.

        The Company adopted the provision of Accounting for Uncertainty in Income Taxes during the year ended September 30, 2008. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. As a result of adoption, the Company did not identify any material positions that would not meet the more likely than not recognition threshold. As of September 30, 2012 and September 30, 2011, there are no uncertain tax positions.

        The Company currently does not claim an income tax benefit under IRC Section 199 (Section 199) on the portion of our revenue derived by its internally developed software. The Company's internally developed software provides them and its customers' visibility into inventory quantities, stocking locations and purchases by individual SKU, which provides them the ability to maintain efficient inventory tracking and analysis and replenishment through its JIT supply chain management programs. Since the Company's software is used to facilitate its service delivery, and therefore a component of the overall internal sales cycle, they have historically concluded that they were not entitled to a Section 199 deduction. As a result of a new interpretation in relation to the application of the tax law, they have determined that its software development activities now meet the definition of software as defined in Section 199 and that they are able to accurately identify and assign third party revenues to the software provided to its customers. Accordingly, the Company will amend previously filed tax returns for fiscal

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 13. Income Taxes (Continued)

years 2009–2011. As of September 30, 2012, the Company calculated a benefit in the amount of $2,645 related to the anticipated refund related to Section 199 which they expect to receive upon filing its amended returns for such periods. The Company has accounted for this change as a change in an accounting estimate beginning June 30, 2012.

        The Company currently does not claim an income tax deduction under IRC Section 41 related to its research and development (R&D) expenditures. The Company's R&D activities include the development of its proprietary software which provides them and its customers' visibility into inventory quantities, stocking locations and purchases by individual SKU. The Company has determined that this deduction was available to them in prior periods and therefore they will amend previously filed tax returns for fiscal years 2009–2011. As of September 30, 2012, the Company has calculated a benefit in the amount of $905 (of which $796 relates to fiscal years 2009–2011) related to the anticipated refund related to Section 41 which they expect to receive upon filing its amended returns for such periods. The Company has accounted for this change as a correction of an error beginning June 30, 2012. The Company assessed the materiality of the correction and concluded that it was immaterial to previously reported annual and interim amounts and that the correction of the error in 2012 is not be material to the current year results of operations. Accordingly, the Company corrected this error during the quarter ended June 30, 2012 and did not restate its consolidated financial statements for the prior years or interim periods impacted.

        A reconciliation of the Company's provision for income taxes from applying the domestic federal statutory tax rate of 35% to actual income tax expense is as follows for the years ended September 30, 2012, 2011 and 2010:

	2012		2011		2010
Provision for income taxes using the domestic federal statutory rate	$46,782	35.00%	$44,843	35.00%	$41,155	35.00%
State taxes, net of tax benefit	2,100	1.57	5,141	4.01	3,989	3.39
Nondeductible items	1,340	1.00	2,948	2.30	1,309	1.11
Other	(407)	(0.30)	1,302	1.02	(704)	(0.60)
IRC Section 199 and 41 claims	(3,550)	(2.66)	—	—	—	—
Foreign income not taxed at the Federal rate	(2,699)	(2.02)	2	—	572	0.45
Foreign tax credit	(2,079)	(1.55)	(1,710)	(1.33)	(2,408)	(2.05)

Actual provision for income taxes	$41,487	31.04%	$52,526	41.00%	$43,913	37.30%

        The Company's effective tax rate was 31.04% and 41.00% during the years ended September 30, 2012 and 2011, respectively. The decrease in provision for income taxes was partially a result of $3,550 of IRC Section 199 and 41 claims for the year ended September 30, 2012 as compared to the year ended September 30, 2011. Other drivers reducing the effective tax rate were benefits related to the single sales factor apportionment election in California, the Company's increase in foreign source income in territories which have lower tax rates than the United States for the year ended September 30, 2012 as compared to the year ended September 30, 2011, which reduced the effective tax rate for the period and the exercise of incentive stock options, specifically the non-qualifying disposition of incentive stock options.

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

Note 15. Stock-Based and Other Compensation Arrangements

        The Company's Amended and Restated Equity Incentive Plan (the "Prior Plan"), which was originally adopted in 2006 and the Company's 2011 Equity Incentive Award Plan (the "2011 Plan"), which was adopted in connection with our initial public offering, provide or provided for the issuance of stock options, restricted stock awards, stock option rights and restricted stock units to certain employees and directors of the Company. These awards are subject to call rights by the Company upon the occurrence of certain events, including employee separation. Awards that are called by the Company are valued at fair market value, as determined by the Company's Board of Directors. Following the adoption of the Company's 2011 Plan, no new awards will be granted under the Prior Plan. There are 5,850,000 shares authorized for issuance under this Plan. As of September 30, 2012, there were 5,254,125 shares remaining available for issuance under the 2011 Plan.

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

Continuous Employment Conditions

        At September 30, 2012, the Company has outstanding 168,046 unvested time-based stock options under the Plans, which will vest on the basis of continuous employment with the Company. Most of the

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 15. Stock-Based and Other Compensation Arrangements (Continued)

time-based options vest ratably during the period of service. In case of a liquidity event, all the time-vesting options shall become fully vested and exercisable prior to the effective date of the first liquidity event. A liquidity event includes a sale, transfer or disposition of the equity securities of the Company held by all of the principal stockholders such that following such a transaction the total number of equity shares held by all of the principal stockholders is less than 30% of the total number of shares held at the effective date of acquisition of the Company, or a sale, transfer or other disposition of substantially all of the assets of the Company.

Performance Conditions

        At September 30, 2012, the Company had outstanding 213,873 unvested performance-based stock options (the "performance options") under the Plans to employees and directors. Most performance options vest in ratably over the vesting period and become exercisable on the last day of each fiscal year, or within 120 days after, if the following conditions are met: (i) if Bonus EBITDA for the applicable year equals or exceeds the financial results target for the applicable year, then 10% of the performance options shall become vested and exercisable; and (ii) if Bonus Cash Flow for the applicable year equals or exceeds the Bonus Cash Flow target for the applicable year, then the remaining 10% of the performance options shall become vested and exercisable.

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

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 15. Stock-Based and Other Compensation Arrangements (Continued)

        During the year ended September 30, 2009, the Company did not meet one of the performance condition targets necessary to entitle a portion of the performance options to vest for fiscal year 2009. These unvested stock options were subject to cumulative catch up provisions that would enable such stock options to vest if the Company's cash flows during fiscal years 2010 and 2011 met defined thresholds (the "catch-up cash flows targets"). The Company determined that it is probable that these catch-up cash flows targets would be achieved and did not reduce the compensation expense recorded in the current year even though the vesting requirement was not met. During fiscal year 2010 the Company was deemed to have met the 2010 catch-up cash flows target, which allowed one half of such awards to vest. During fiscal year 2011, the Company did not meet the 2011 catch-up cash flows target that would have entitled the remaining one-half of such awards to vest. However, the compensation committee determined that due to the near achievement of such 2011 catch-up cash flows target, it was appropriate to cause such awards to vest in order to recognize and reward the extraordinary efforts of the Company's employees during fiscal year 2011. The Company determined that this change constituted a stock option modification and recorded an additional compensation expense of $1,343.

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

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 15. Stock-Based and Other Compensation Arrangements (Continued)

        The following table sets forth the summary of options activity under the plan for:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
September 30, 2010	7,563,303	$4.38	6.3	$13,229,671

Granted	711,225	$12.21
Exercised	(570,920)	$4.55
Forfeited options	(44,293)	$5.24

September 30, 2011	7,659,315	$5.09	5.7	$46,528,736

Granted	—	$—
Exercised	(1,729,030)	$4.27
Forfeited options	(1,350)	$15.00

September 30, 2012	5,928,935	$5.32	4.9	$50,006,187

(1)
Aggregate intrinsic value is calculated on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

        The total intrinsic value of options exercised during fiscal year 2012 and 2011 was $18,015 and $5,780, respectively. For the years ended September 30, 2012, 2011 and 2010, the Company recorded $716, $3,411 and $2,310, respectively, of stock-based compensation expense related to these options that is included within selling, general and administrative expenses. At September 30, 2012, the unrecognized stock-based compensation related to these options was approximately $591 and is expected to be recognized through September 30, 2014. As of September 30, 2012 there are 5,547,014 options which are exercisable.

Restricted Stock Units and Restricted Stock

        In connection with the Company's initial public offering, the Company granted 123,660 shares of restricted common stock to employees. These shares are eligible to vest in three equal annual installments, subject to continued employment on each vesting date. In addition, the vesting of one half of these stock options is subject to the Company achieving a performance target for fiscal year 2012 that was established by the compensation committee. During the years ended September 30, 2012, 2011 and 2010, the Company granted 37,740, 25,704 and 31,788, respectively, of restricted common shares to its directors. The September 30, 2010 grants of 31,788 shares were authorized by the Compensation Committee for granting during 2010 but were not issued until 2011. Accordingly the compensation expense attributable to such awards was recorded in 2010 but the underlying shares of common stock have not been included in the Consolidated Statements of Stockholders' Equity and Comprehensive

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 15. Stock-Based and Other Compensation Arrangements (Continued)

Income or Consolidated Balance Sheets as issued and outstanding until fiscal year 2011. For the years ended September 30, 2012, 2011 and 2010, the Company recorded $910, $408 and $200, respectively, of stock-based compensation expense related to restricted stock that is included within selling, general and administrative expenses. The RSUs do not contain any redemption provisions that are not within the Company's control. Accordingly, these equity awards have been classified within stockholders' equity. At September 30, 2012, the unrecognized stock-based compensation related to restricted stock awards was approximately $332 and is expected to be recognized through September 30, 2014.

        Restricted share activity during fiscal 2012 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at start of year	5,727,976	$4.36
Granted(1)	37,740	$10.93
Vested	(5,662,516)	$4.21
Forfeited	(900)	$14.81

Outstanding at end of year	102,300	$14.81

(1)
Under the terms of their respective RSA award agreements, RSA shareholders have the same voting rights as common stock shareholders, such rights exist even if the RSA have not vested. Accordingly, 37,740 shares of common stock underlying the RSA's granted during the year ended September 30, 2011 have been included in the Consolidated Statements of Stockholders' Equity and Comprehensive Income and Consolidated Balance Sheets as issued and outstanding.

        Fair value of our restricted shares is based on our closing stock price on the date of grant. The fair value of shares that were granted during fiscal years 2012, 2011 and 2010 was $412, $2,055 and $247, respectively. The weighted average fair value at the grant date for restricted shares issued during fiscal 2012, 2011 and 2010 was $10.93, $13.76 and $7.78, respectively. Tax benefits realized from tax deductions associated with option exercises and restricted share activity for 2012, 2011 and 2010 totaled $21,476, $1,547 and $0, respectively.

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

Note 15. Stock-Based and Other Compensation Arrangements (Continued)

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

        The weighted average assumptions used to value the option grants are as follows:

	2012	2011	2010
Expected life (in years)	—	6.70	6.46
Volatility	—	45.57%	50.17%
Risk free interest rate	—	2.26%	3.17%
Dividend yield	—	—	—

        The weighted average fair value per option at the grant date for options issued during fiscal 2012, 2011 and 2010 was zero, $4.43 and $1.49, respectively.

Note 16. Commitments and Contingencies

Operating Leases

        The Company leases office and warehouse facilities (certain of which are from related parties), and warehouse equipment under various non-cancelable operating leases that expire at various dates through April 30, 2022. Certain leases contain escalation clauses based on the Consumer Price Index. The Company is also committed under the terms of certain of these operating lease agreements to pay property taxes, insurance, utilities and maintenance costs.

        Future minimum rental payments as of September 30, 2012 are as follows:

	Third Party	Related Party	Total
Years Ended September 30,
2013	$2,561	$1,752	$4,313
2014	1,896	1,752	3,648
2015	1,281	1,752	3,033
2016	461	1,752	2,213
2017	200	1,752	1,952
Thereafter	211	3,839	4,050

	$6,610	$12,599	$19,209

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 16. Commitments and Contingencies (Continued)

        Total rent expense for the years ended September 30, 2012, 2011 and 2010 was $4,218, $3,963 and $3,863, respectively.

Capital Lease Commitments

        The Company leases certain equipment under capital lease agreements that require minimum monthly payments that expire at various dates through September 2016.

        Future minimum lease payments as of September 30, 2012 are as follows:

2013	$563
2014	182
2015	55
2016	12
2017	6

818
Less: interest	(20)

Total	$798

Purchase Orders

        As of September 30, 2012, the Company has open inventory purchase orders in the amount of $293,470.

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

Note 17. Employee Benefit Plan

        The Company maintains a 401(k) defined contribution plan and a retirement saving plan for the benefit of its eligible employees. All full-time employees who have completed at least six months of service and are at least 21 years of age are eligible to participate in the plans. Eligible employees may elect to contribute up to 60% of their eligible compensation. Contributions by the Company were $858, $763 and $725 during the years ending September 30, 2012, 2011 and 2010, respectively.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 18. Supplemental Cash Flow Information

	2012	2011	2010
Cash payments for:
Interest paid	$21,006	$20,278	$23,350

Income taxes paid	$37,428	$49,567	$38,335

Schedule of non-cash investing and financing activities:
Property and equipment acquired pursuant to capital leases	$116	$1,536	$1,270

Property and equipment disposed of pursuant to termination of capital leases	$(154)	$(275)	$—

Note 19. Quarterly Financial Data (unaudited)

        Summarized unaudited quarterly financial data for quarters ended December 31, 2010 through September 30, 2012 is as follows:

Quarter Ended:	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Net sales	$212,162	$189,347	$182,143	$192,554
Gross profit	78,943	67,280	64,075	73,272
Income from operations	42,436	34,952	36,365	45,079
Net income	26,981	22,293	19,723	23,178
Basic net income per share(1)	$0.29	$0.24	$0.21	$0.25
Diluted net income per share(1)	$0.28	$0.23	$0.21	$0.24

Quarter Ended:	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Net sales	$181,330	$180,013	$176,015	$173,528
Gross profit	72,650	68,620	67,427	66,699
Income from operations	38,563	38,803	42,934	41,311
Net income	18,029	13,961	21,938	21,670
Basic net income per share(1)	$0.20	$0.15	$0.24	$0.24
Diluted net income per share(1)	$0.19	$0.15	$0.24	$0.23

(1)
Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 20. Segment Reporting

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

        The following table presents net sales and other financial information by business segment:

	Fiscal Year Ended September 30, 2012
	North America	Rest of World	Intercompany Elimination	Consolidated
Net sales	$689,663	$158,676	$(72,133)	$776,206
Gross profit	239,352	50,414	(6,196)	283,570
Income from operations	137,639	20,376	817	158,832
Interest expense, net	(22,756)	(1,890)	—	(24,646)
Provision for income taxes	38,052	3,435	—	41,487
Total assets	1,737,489	270,654	(470,727)	1,537,416
Goodwill	558,355	6,791	—	565,146
Capital expenditures	4,037	491	—	4,528
Depreciation and amortization	9,101	862	—	9,963

	Fiscal Year Ended September 30, 2011
	North America	Rest of World	Intercompany Elimination	Consolidated
Net sales	$645,034	$119,384	$(53,532)	$710,886
Gross profit	242,533	39,096	(6,233)	275,396
Income from operations	151,000	9,920	690	161,610
Interest expense, net	(33,748)	(743)	—	(34,491)
Provision for income taxes	49,712	2,814	—	52,526
Total assets	1,237,964	113,631	(50,210)	1,301,385
Goodwill	498,200	6,564	—	504,764
Capital expenditures	4,745	374	—	5,119
Depreciation and amortization	8,575	983	—	9,558

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 20. Segment Reporting (Continued)

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

Geographic Information

        The Company operated principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

        Net sales by geographic area, for the fiscal years ended September 30, 2012, 2011 and 2010 were as follows:

	Fiscal Year Ended September 30,
	2012		2011		2010
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
North America	$627,691	80.8%	$600,752	84.5%	$569,099	86.7%
Europe	147,192	19.0	109,363	15.4	86,376	13.2
Asia, Pacific Rim, Middle East and other	1,323	0.2	771	0.1	561	0.1

	$776,206	100.0%	$710,886	100.0%	$656,036	100.0%

        The Company determines the geographic area based on where the sale was originated from. Export sales from North America to customers in foreign countries amounted to $113, $101 and $84 and for the years ended September 30, 2012, 2011 and 2010, respectively.

        Long-lived assets by geographic area, for the fiscal years ended September 30, 2012, 2011 and 2010 were as follows:

	Fiscal Year Ended September 30,
	2012	2011	2010
North America	$19,104	$19,354	$18,338
Europe	1,665	1,598	1,835
Asia, Pacific Rim, Middle East and other	—	—	—

	$20,769	$20,952	$20,173

Note 21. Subsequent Events

        On October 3, 2012 the Company purchased the equivalent of 626,225 shares of stock from shareholders for $8,452. The repurchase of shares reduces the number of total shares used in calculating the weighted average shares outstanding and will be reflected in the Company's December 31, 2012 form 10-Q.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

        Management has excluded Interfast Inc., which we acquired on July 3, 2012, from its evaluation of internal control over financial reporting. As of September 30, 2012 and for the period from July 3, 2012 through September 30, 2012, total assets and total revenues subject to Interfast Inc.'s internal control over financial reporting represented approximately 9.5% and 2.0% of the Company's consolidated total assets and total revenues, respectively.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of September 30, 2012, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

        In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2013 annual meeting of stockholders (our "2013 Proxy Statement") filed within 120 days after September 30, 2012 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days after September 30, 2012. To the extent such information is included in our 2013 Proxy Statement within 120 days after September 30, 2012, it is expected to be incorporated by reference to the sections of our 2013 Proxy Statement specified below.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information appearing in our 2013 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Proposal 1—Election of Directors,"

  •
  "Executive Officers,"

  •
  "Section 16(a) Beneficial Ownership Reporting Compliance" and

  •
  "General Information Concerning the Board of Directors, Its Committees and the Company's Corporate Governance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing in our 2013 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Compensation Discussion and Analysis,"

  •
  "General Information Concerning the Board of Directors, Its Committees and the Company's Corporate Governance" and

  •
  "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing in our 2013 Proxy Statement under the following heading is incorporated herein by reference:

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information appearing in our 2013 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Certain Relationships and Related Party Transactions" and

  •
  "General Information Concerning the Board of Directors, Its Committees and the Company's Corporate Governance."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing in our 2013 Proxy Statement under the following heading is incorporated herein by reference:

  •
  "Proposal 3—Ratification of Appointment of Independent Auditors."

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

WESCO AIRCRAFT HOLDINGS, INC.
Dated: November 30, 2012	By:	/s/ RANDY J. SNYDER Randy J. Snyder Chairman of the Board of Directors, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RANDY J. SNYDER Randy J. Snyder	Chairman of the Board of Directors, President and Chief Executive Officer	November 30, 2012
/s/ GREGORY A. HANN Gregory A. Hann	Executive Vice President and Chief Financial Officer	November 30, 2012
/s/ J. SHAWN TROGDON J. Shawn Trogdon	Global Controller	November 30, 2012
/s/ DAYNE A. BAIRD Dayne A. Baird	Director	November 30, 2012
/s/ PAUL E. FULCHINO Paul E. Fulchino	Director	November 30, 2012
/s/ JAY L. HABERLAND Jay L. Haberland	Director	November 30, 2012
/s/ JOHN JUMPER John Jumper	Director	November 30, 2012

SIGNATURE	TITLE	DATE

/s/ SCOTT E. KUECHLE Scott E. Kuechle	Director	November 30, 2012
/s/ ADAM J. PALMER Adam J. Palmer	Director	November 30, 2012
/s/ ROBERT D. PAULSON Robert D. Paulson	Director	November 30, 2012
/s/ DAVID L. SQUIER David L. Squier	Director	November 30, 2012

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Europe, Ltd. and Interfast Inc., dated May 23, 2012 (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q, dated August 10, 2012, (File No. 001-35253))
3.1
Amended and Restated Certificate of Incorporation of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))
3.2	Amended and Restated Bylaws of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 17, 2011, (File No. 001-35253))
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))
10.1
Credit Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, Royal Bank of Canada, Bank of America, N.A. and the lenders party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))
10.2
First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 13, 2012)
10.3
Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.4
Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))
10.5
Management Annual Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))
10.6
Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of July 23, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))
10.7
Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))
10.8
Employment Agreement between Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) and Gregory Hann, dated as of January 22, 2009 (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

Exhibit Number	Description
10.9	Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of June 15, 2007 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))
10.10
Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))
10.11
Form of Incentive Stock Option Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.12
Form of Non-qualified Stock Option Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.13
Form of Amended and Restated Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.14
Form of Restricted Stock Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.15
Amended and Restated Management Agreement between Wesco Aircraft Holdings, Inc. and Carlyle Investment Management, L.L.C. (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253)).
10.16
Lease Agreement between Wesco Aircraft France, SAS and WAFR, LLC, dated as of August 1, 2005 (Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.17
Lease Agreement between Wesco Aircraft Hardware Corp. and Avenue Scott, LLC, dated as of October 1, 2004 (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.18
Lease Agreement between Wesco Aircraft Hardware Corp. and WATX Properties, LLC, dated as of January 1, 2004 (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.19
Lease Agreement between Wesco Aircraft Europe Ltd. and Snyder Family Living Trust, dated as of January 1, 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.20
Engagement Agreement by and between Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) and Solebury Capital LLC, dated as of January 20, 2011 (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.21
Amended and Restated Stockholders Agreement of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253)).

Exhibit Number	Description
10.22	Service Agreement between Wesco Aircraft Europe, Ltd and Alexander Murray, dated as of March 24, 2011 (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.23	Wesco Aircraft Holdings, Inc. Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.24
Wesco Aircraft Holdings, Inc. 2011 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.25
Form of 2011 Equity Incentive Award Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.26
Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.27
Form of 2011 Equity Incentive Award Plan Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.28
Form of Wesco Aircraft Holdings, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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