Form 10-Q
period 2012-12-31
Wesco Aircraft Holdings, Inc
filed 2013-02-08
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of February 7, 2013 was 93,091,405.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2012	2012
Assets
Current assets
Cash and cash equivalents	$39,734	$60,856
Accounts receivable, net of allowance for doubtful accounts of $4,049 at December 31, 2012 and $4,067 at September 30, 2012	129,667	130,013
Inventories	572,731	557,216
Prepaid expenses and other current assets	11,649	8,683
Income taxes receivable	42,115	45,261
Deferred income taxes	32,396	32,872
Total current assets	828,292	834,901

Property and equipment, net	22,076	20,769
Deferred financing costs, net	10,865	9,255
Goodwill	564,354	565,146
Intangible assets, net	104,832	106,808
Other assets	459	537
Total assets	$1,530,878	$1,537,416
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$72,862	$79,940
Accrued expenses and other current liabilities	14,758	19,788
Income taxes payable	2,843	2,078
Long-term debt—current portion	21,250	—
Capital lease obligations—current portion	1,085	593
Total current liabilities	112,798	102,399
Long-term debt	593,750	626,000
Capital lease obligations	1,342	205
Deferred income taxes	57,647	55,445
Total liabilities	765,537	784,049
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no sharesissued and outstanding	—	—
Common stock, class A, $0.001 par value per share: 950,000,000 shares authorized; 93,085,503 and 93,087,049 shares issued and outstanding as of December 31, 2012 and September 30, 2012 respectively	93	93
Class B convertible redeemable common stock, $0.001 par value per share: 2,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	—	—
Additional paid-in capital	370,985	367,470
Accumulated other comprehensive loss	(7,245)	(5,730)
Retained earnings	409,960	391,534
Less treasury stock, at cost , 626,225 shares as of December 31, 2012	(8,452)	—
Total stockholders’ equity	765,341	753,367
Total liabilities and stockholders’ equity	$1,530,878	$1,537,416

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Net sales	$211,170	$192,554
Cost of sales	137,070	119,282
Gross profit	74,100	73,272
Selling, general and administrative expenses	34,725	28,193
Income from operations	39,375	45,079
Interest expense, net	(11,377)	(6,514)
Other income (expense), net	(155)	(22)
Income before provision for income taxes	27,843	38,543
Provision for income taxes	(9,417)	(15,365)
Net income	$18,426	$23,178
Other Comprehensive Income, net	(1,515)	(31)
Comprehensive income	$16,911	$23,147
Net income per share:
Basic	$0.20	$0.25
Diluted	$0.19	$0.24
Weighted average shares outstanding:
Basic	92,514	91,198
Diluted	95,179	94,979

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Cash flows from operating activities
Net income	$18,426	$23,178
Adjustments to reconcile net income to net cash provided by operating activities Amortization of intangible assets	1,663	923
Depreciation	1,253	1,459
Amortization of deferred financing costs	5,664	998
Bad debt and sales return reserve	(18)	(90)
Non-cash foreign currency exchange	230	(39)
Non-cash stock-based compensation	987	665
Excess tax benefit related to stock options exercised	(741)	—
Change in fair value of derivative	—	(734)
Deferred income tax provision	2,677	2,070
Loss on fixed asset disposal	—	339
Changes in assets and liabilities
Accounts receivable	(1,343)	(3,252)
Income taxes receivable	3,891	5,808
Inventories	(16,034)	(5,382)
Prepaid expenses and other assets	(2,885)	(2,008)
Accounts payable	(5,460)	2,682
Accrued expenses and other liabilities	(5,017)	(6,663)
Income taxes payable	788	2,643
Net cash provided by operating activities	4,081	22,597
Cash flows from investing activities
Purchases of property and equipment	(597)	(644)
Proceeds from sale of equipment	—	2,759
Net cash provided by (used in) investing activities	(597)	2,115
Cash flows from financing activities
Proceeds from issuance of long-term debt	625,000	—
Repayment of long-term debt	(636,000)	(25,000)
Financing fees	(7,274)	—
Repayment of capital lease obligations	(341)	(521)
Excess tax benefit related to stock options exercised	741	—
Proceeds from exercise of stock options	1,787	—
Purchase of Treasury Stock	(8,452)	—
Net cash used in financing activities	(24,539)	(25,521)
Effect of foreign currency exchange rates on cash and cash equivalents	(67)	(41)
Net decrease in cash and cash equivalents	(21,122)	(850)
Cash and cash equivalents, beginning of period	60,856	45,525
Cash and cash equivalents, end of period	$39,734	$44,675

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Wesco Aircraft Holdings, Inc. (referred to herein as “Wesco” or the  “Company” or in the first person notations “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on November 30, 2012.

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

During the first quarter of 2013, the Company adopted ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC 220, Comprehensive Income which was issues by the FASB in June 2011. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

During the first quarter of 2013, the Company adopted ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test, which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any.  The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under this guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. This guidance is effective for annual and interim impairment tests for fiscal years beginning after December 15, 2012, but early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2012 and 2011, the Company’s excess and obsolete reserve was approximately $113,988 and $103,985, respectively. Of these amounts, approximately $2,672 and $4,674 was recorded during the three months ended December 31, 2012 and 2011, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess and slow-moving quantities of inventories.

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

A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $16,457 of its inventory. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual parts can be sold and customer buying patterns, the Company maintains an unreserved excess and slow-moving inventory of $17,781 which they believe based on historical and anticipated sell through rates will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it’s necessary to reserve for a portion of this $17,781 of inventory.

Note 4. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. As of December 31, 2012 the carrying amounts of the $625 million term loan approximated its respective fair value.

Note 5. Long-Term Debt

	December 31,	September 30,
	2012	2012

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

	$—	$228,805

$350,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 1.75%-2.00%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 2.75%-3.00%), whichever is greater, provided however that at no time shall the base rate be less than 1.25%. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 0.25% of the principal amount of $350,000.The entire balance is due April 7, 2017.

	—	302,195

$150,000 revolving line of credit, bearing interest based on Alternate Base Rate (“ABR”) (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin ranging from 2.25%- 3.25%), whichever is greater. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The revolver is due on April 7, 2016.	—	95,000

$625,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%), whichever is greater. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 2.50% by the fifth year of the principal amount of $625,000 with the final payment due on December 7, 2017. Interest rate was 2.47% at December 31, 2012

	615,000	—

$200,000 revolving line of credit, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%), whichever is greater. The applicable margin rates are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The revolver is due on December 7, 2017. Interest rate was 2.47% at December 31, 2012.	—	—

Less: current portion	21,250	—
Long-term debt	$593,750	$626,000

On December 7, 2012, the Company completed a refinancing of its existing debt facilities for the purpose of reducing the applicable interest rate on all loans. The new debt consists of a $200,000 revolving line of credit and a $625,000 term loan. The revolving line of credit and the term loan, which together we refer to as the new senior secured credit facilities, mature on December 7, 2017.

Under the terms and definitions of the new senior secured credit facilities as of December 31, 2012, the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) cannot exceed 4.00 and its Consolidated Net Interest Coverage Ratio (as such ratio is defined in the new senior secured credit facilities) cannot be less than 2.25.

The new senior secured credit facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. . The Company was in compliance with these covenants as of December 31, 2012.  Borrowings under the new senior secured credit facilities are guaranteed by the Company and all of its direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of the Company’s assets and the assets of its guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

During the three months ended December 31, 2012, the Company made prepayments totaling approximately $10,000 on the new $625,000 term loan. As of December 31, 2012, there were no outstanding borrowings under the $200,000 revolving line of credit.

The Company’s subsidiary, Wesco Aircraft Europe Limited, has available a £7.0 million ($11.2 million based on the December 31, 2012 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of December 31, 2012.

As a result of the refinancing, the Company recorded a loss on extinguishment of debt in the amount of $4,960. The loss on extinguishment was recorded as a component of interest expense, net in the consolidated statement of income during the three months ended December 31, 2012.  Additionally, $3,894 of unamortized debt issuance costs remains capitalized and new creditor fees associated with the December 7, 2012 refinancing in the amount of $6,449 were capitalized. These fees will be amortized over the term of the debt using the effective interest rate method.  The total deferred financing costs capitalized at the close of the transaction on December 7, 2012 totaled $10,343.

Note 6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended
	December 31,
	2012	2011
Net income	$18,426	$23,178
Foreign exchange translation adjustment	(1,515)	(31)
Total comprehensive income	$16,911	$23,147

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

	Three Months Ended
	December 31,
	2012	2011
	(In thousands, except per share data)

Net income	$18,426	$23,178
Basic weighted average shares outstanding	92,514	91,198
Dilutive effect of stock options and restricted stock awards/units	2,665	3,781
Dilutive weighted average shares outstanding	95,179	94,979
Basic net income per share	$0.20	$0.25
Diluted net income per share	$0.19	$0.24

There were 208,299 and 96,647 shares of common stock equivalents for the three months ended December 31, 2012 and December 31, 2011, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

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

The following table presents net sales and operating income by business segment:

	Three Months Ended December 31, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$191,605	$44,926	$(25,361)	$211,170
Gross profit	62,359	13,649	(1,908)	74,100
Income from operations	33,759	5,542	74	39,375
Interest expense, net	(10,010)	(1,367)	(—)	(11,377)
Provision for income taxes	8,391	1,026	—	9,417
Total assets	1,733,894	276,717	(480,474)	1,530,137
Goodwill	557,568	6,786	—	564,354
Capital expenditures	586	11	—	597
Depreciation and amortization	2,688	228	—	2,916

	Three Months Ended December 31, 2011
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$173,723	$33,807	$(14,976)	$192,554
Gross profit	64,634	10,389	(1,751)	73,272
Income from operations	41,939	2,991	149	45,079
Interest expense, net	(6,327)	(187)	(—)	(6,514)
Provision for income taxes	14,506	859	—	15,365
Total assets	1,233,519	117,286	(52,093)	1,298,712
Goodwill	498,200	6,492	—	504,692
Capital expenditures	529	115	—	644
Depreciation and amortization	2,159	223	—	2,382

Geographic Information

The Company operates principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the three months ended December 31, 2012 and December 31, 2011 were as follows:

	Three Months Ended
	December 31,
	2012		2011
		% of		% of
	Sales	Sales	Sales	Sales
North America	$169,411	80.2%	$161,301	83.8%
Europe	41,181	19.5	30,981	16.1
Asia, Pacific Rim, Middle East and other	578	0.3	272	0.1
	$211,170	100.0%	$192,554	100.0%

The Company determines the geographic area based on where the sale was originated from. Export sales from North America to customers in foreign countries amounted to $32,844 and $26,015 for the three months ended December 31, 2012 and 2011, respectively.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part II, Item 1A. “Risk Factors” and “-Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2013” or “fiscal 2013” means the period from October 1, 2012 to September 30, 2013.

Executive Overview

We are one of the world’s largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, or JIT, delivery and point-of-use inventory management. We supply approximately 500,000 different stock-keeping units, or SKUs, including hardware, bearings, tools and more recently, electronic components and machined parts. We serve our customers under three types of arrangements: JIT contracts, which govern comprehensive outsourced supply chain management services; long-term agreements, or LTAs, which set prices for specific parts; and ad hoc sales. JIT contracts and LTAs, which together comprised approximately 62% of our fiscal 2012 net sales, are multi-year arrangements that provide us with significant visibility into our future sales.

Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 7,400 customers in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs, and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 14.8% compounded annual growth rate over the past 20 years to $776.2 million in fiscal 2012. We have more than 1,200 employees and operate across 41 locations in 12 countries.

On September 29, 2006, 100% of the outstanding stock of Wesco Aircraft Hardware Corp., or Wesco Aircraft Hardware, Wesco Aircraft Israel and the European entities of Flintbrook Ltd., Wesco Aircraft France and Wesco Aircraft Germany were acquired by Wesco Aircraft Holdings, Inc. The acquisition was completed in a leveraged transaction in which affiliates of Carlyle, the prior owner and certain employees of Wesco contributed the equity portion of the purchase price. The prior owner’s and certain employees’ investment represented a contribution of ownership in the predecessor company to the newly formed holding company. In accordance with Accounting Standards Codification, or ASC 805, Business Combinations, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for the continuing investors.

On June 30, 2008, Wesco Aircraft Hardware acquired 100% of the outstanding stock of Airtechnics, Inc., or Airtechnics, a distributor of electronic components for the aerospace industry, which we refer to as the Airtechnics Acquisition. The Airtechnics Acquisition was funded through a provision in the then-existing credit facilities that provided for additional borrowing under existing credit terms. Operating cash was also used by us to pay a portion of the purchase price and cover transaction fees and expenses. The assets and liabilities have been recorded at fair value for the interests we acquired.

On July 3, 2012, the Company, together with Wesco Europe, acquired substantially all of the assets of Interfast, Inc., or Interfast, a Toronto based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace, electronics and general industrial markets, which we refer to as the Interfast Acquisition.  The Interfast Acquisition was funded with a combination of cash and borrowings under the Company’s old revolving facility.

Recent Developments

New Senior Secured Credit Facilities

On December 7, 2012, the Company and Wesco Aircraft Hardware entered into a credit agreement with Barclays Bank PLC, or Barclays, as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint lead arrangers, and the lenders party thereto, to provide for a new (i) $625.0 million term loan facility, which we refer to as the new term loan facility, and (ii) $200.0 million revolving credit facility, which we refer to as the new revolving facility, and together with the new term loan facility, the new senior secured credit facilities.

Proceeds from the new senior secured credit facilities were used to refinance approximately $626.0 million of outstanding borrowings under the old senior secured credit facilities and to pay fees and expenses related to the entry into the new senior secured credit facilities.  The old senior secured credit facilities and the new senior secured credit facilities are described in greater detail under “—Liquidity and Capital Resources—Credit Facilities.”

Industry Trends Affecting Our Business

Commercial Aerospace Market

We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, the introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

During 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During 2011 and 2012, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, coupled with the sustained high fuel prices and the need to replace aging aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft increased in 2011 and 2012, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial maintenance, repair and overhaul, or MRO providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries

Military Aerospace Market

A significant portion of our sales are also reliant on demand for new military aircraft, which is primarily driven by government spending, the timing of military aircraft orders and evolving U.S. Department of Defense strategies and policies. We believe the diversity of the military aircraft programs we service can help us mitigate the impact of program delays, changes or cancellations, through increased sales to other active programs that directly benefit from such delays, changes or cancellations. For example, we believe the delay in production of the Joint Strike Fighter, or JSF, has resulted in an increase in our sales to manufacturers of the F-18. Going forward, we believe that we will benefit from increases in the production of the JSF, a program on which we believe our business is well positioned. We also believe that the compelling value proposition that our business model presents to our customers will be even more appealing in an environment of reduced military budgets in the United States.

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

We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding relationships with our existing JIT customers to include additional customer sites and additional SKUs. We believe this strategy serves to mitigate fluctuations in our net sales. However, our sales to JIT customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected. Although our ad hoc sales as a percentage of net sales increased from 37% in 2010 to 39% in fiscal 2011 then decreased to 38% during fiscal 2012 and increased to 40% for the quarter ended December 31, 2012, we do not believe that this recent upward trend in ad hoc sales is inconsistent with our strategy of transitioning customers to JIT contracts and LTAs. Instead, we believe that an increase in ad hoc sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases. Accordingly, even though we believe that our ad hoc sales will continue at the current level throughout fiscal 2013, we do not believe that this trend will impact our long-term JIT and LTA strategy.

During 2011, we were notified by Boeing of its intent to perform certain supply chain management functions in-house that we had been providing at two Boeing facilities under JIT contracts that were awarded to us when these particular facilities were under different ownership. In fiscal 2011, JIT sales under these contracts accounted for approximately 3.1% of our net sales and our total sales to these two Boeing facilities accounted for approximately 7.2% of our total sales during the same period. If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under JIT contracts and LTAs help to mitigate fluctuations in our financial results, as JIT and LTA customers tend to have steadier purchasing patterns than ad hoc customers. However, our sales to JIT and LTA customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated part-by-part usage rates are actually lower. In addition, as is noted above, our ad hoc sales as a percentage of net sales increased during fiscal 2011, decreased slightly during fiscal 2012 and increased again during the quarter ended December 31, 2012. We expect that our ad hoc sales will remain at the current level throughout fiscal 2013 as we continue to help our contract customers lower their inventory levels.

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

We believe that our strategy of growing our JIT and LTA sales and converting ad hoc customers into JIT and LTA customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are in JIT and LTA-related sales. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to JIT contracts and LTAs. During fiscal 2012 and the quarter ended December 31, 2012, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain consistent throughout fiscal 2013. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

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

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected. As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2012 and the quarter ended December 31, 2012, we experienced modest inventory builds of approximately $32.3 million and $16.0 million, respectively, which were primarily driven by purchases to support new contracts as well as strategic investments made in anticipation of the expected industry growth cycle. We would expect inventory to continue to grow as net sales increase.

Segment Presentation

We conduct our business through two reportable segments: North America and Rest of World. We evaluate segment performance based on segment operating earnings or losses. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision- maker, or CODM. Our Chief Executive Officer serves as our CODM. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their respective customers.

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

We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis. In fiscal 2010 and 2009, we experienced a decrease in ad hoc sales due to a weakening aerospace market that resulted in customers reducing their on-hand inventory and our strategy of transitioning ad hoc sales to JIT contracts or LTAs in an effort to achieve a more predictable revenue stream. JIT contracts and LTAs typically run for three to five years. However, in fiscal 2012 and 2011 and the quarter ended December 31, 2012, we experienced an increase in both ad hoc and LTA sales.

Cost of Sales

The principal component of our cost of sales is product cost, which was approximately 96.5% of our total cost of sales for the quarter ended December 31, 2012. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 3.5% of our total cost of sales for the quarter ended December 31, 2012.

Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. The current weighted average cost is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers’ available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2012 and the quarter ended December 31, 2012, as a result of the economic downturn and its effect on the global aerospace industry, our suppliers’ collective production capacity increased, which generally resulted in a decrease in per part prices and therefore a decrease in our product costs. We expect as conditions within the aerospace industry improve per part prices will increase as our suppliers’ capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such future price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down quarterly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.”

As of December 31, 2012 and 2011, we had recorded an aggregate of approximately $114.0 million and $104.0 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $2.7 million and $4.7 million was recorded during the three months ended December 31, 2012 and 2011, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves we recorded during the periods covered by this report, including disclosure relating to our inventory that was comprised of units for which there have been no sales in the prior 12 months, see Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Selling, general and administrative expenses, as a percentage of net sales, have continued to decline as we have leveraged the fixed cost and labor component of our infrastructure while consolidated net sales have grown. However, for the year ended September 30, 2012 and the quarter ended December 31, 2012, we experienced an increase in selling, general and administrative expenses as a percentage of net sales in part as a result of the recent Interfast Acquisition and initial recurring and non-recurring public company costs. We continue to expect that selling, general and administrative expenses, as a percent of net sales, will decline over time as we continue to leverage our current infrastructure.

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

Goodwill impairment testing is a two step test. The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. For all periods presented, our reporting units are consistent with our operating segments. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis and market earnings multiples. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. These assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, the second step measures the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

We reviewed the carrying value of our indefinite lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2012, 2011 and 2010, the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of December 31, 2012 related to either goodwill or the indefinite-lived intangible asset.

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

	Three Months Ended December 31,
(Dollars in thousands)	2012	2011
Non-cash stock-based compensation	$987	$665

For the years ending September 30, 2013 and 2014, we expect to incur stock-based compensation expense of approximately $3.7 million and $2.7 million, respectively.

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

Results of Operations

	Three Months Ended December 31,
(Dollars in thousands)	2012	2011
Consolidated statements of income:
Net sales:
North America	$191,605	$173,723
Rest of World	44,926	33,807
Intercompany elimination	(25,361)	(14,976)
Net sales	211,170	192,554
Gross profit:
North America	62,359	64,634
Rest of World	13,649	10,389
Intercompany elimination	(1,908)	(1,751)
Gross profit	74,100	73,272
Selling, general and administrative expenses:
North America	28,600	22,696
Rest of World	6,125	5,497
Selling, general and administrative expenses	34,725	28,193
Income from operations	39,375	45,079
Interest expense, net	(11,377)	(6,514)
Other income (expense), net	(155)	(22)
Income before provision for income taxes	27,843	38,543
Provision for income taxes	(9,417)	(15,365)
Net income	$18,426	$23,178

	Three Months Ended December 31,
(as a % of total net sales; numbers have been rounded)	2012	2011
Consolidated statements of income:
Net sales:
North America	90.7%	90.2%
Rest of World	21.3	17.6
Intercompany elimination	(12.0)	(7.8)
Net sales	100.0	100.0
Gross profit:
North America	29.5	33.6
Rest of World	6.5	5.4
Intercompany elimination	(0.9)	(0.9)
Gross profit	35.1	38.1
Selling, general and administrative expenses:
North America	13.5	11.8
Rest of World	2.9	2.9
Selling, general and administrative expenses	16.4	14.6
Income from operations	18.7	23.4
Interest expense, net	(5.4)	(3.4)
Other income (expense), net	(0.1)	—
Income before provision for income taxes	13.2	20.0
Provision for income taxes	4.5	(8.0)
Net income	8.7%	12.0%

Three months ended December 31, 2012 compared with the three months ended December 31, 2011

Net Sales

Consolidated net sales of $211.2 million for the three months ended December 31, 2012 increased approximately $18.6 million, or 9.7%, compared to the three months ended December 31, 2011. This growth in net sales includes the Interfast Acquisition, which occurred on July 3, 2012. Ad hoc, JIT and LTA sales as a percentage of net sales represented 40%, 26% and 34%, respectively, for the three months ended December 31, 2012, as compared to 35%, 31% and 34%, respectively, for the three months ended December 31, 2011.

Net sales of $191.6 million in our North America segment for the three months ended December 31, 2012 increased approximately $17.9 million, or 10.3%, compared to the three months ended December 31, 2011. Ad hoc and LTA net sales increased by $14.7 million and $4.1 million, respectively, while JIT net sales decreased by $10.0 million for the three months ended December

31, 2012 as compared to the three months ended December 31, 2011. The increase in ad hoc net sales is primarily due to general growth across numerous customers. The increase in LTA net sales was also attributable to general growth across numerous customers, as no new material LTA contracts were added during the period. This increase was partially offset by a $2.8 million one-time tooling sale during the quarter ended December 31, 2011. The decrease in JIT net sales was primarily related to a non-recurring contract sale with a customer that took place during the three months ended December 31, 2011.This decrease was partially offset by new JIT contracts, as well as general growth across the customer base.

Net sales of $44.9 million in our Rest of World segment for the three months ended December 31, 2012 increased approximately $11.1 million, or 32.9%, compared to the three months ended December 31, 2011. Ad hoc, JIT and LTA net sales increased by $2.3 million, $6.4 million and $1.0 million, respectively, for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. Ad hoc net sales growth was from sales across the customer base. JIT growth reflected the continued ramp up of Boeing 787 production with some growth in higher build rates with European commercial customers. The LTA increase was primarily due to growth in military programs with core customers and a reduction among smaller customers.

Gross Profit

Consolidated gross profit of $74.1 million for the three months ended December 31, 2012 increased approximately $0.8 million, or 1.1%, compared to the three months ended December 31, 2011. Gross profit as a percentage of net sales was 35.1% for the three months ended December 31, 2012, compared to 38.1% for the three months ended December 31, 2011.

Gross profit of $62.4 million in our North America segment for the three months ended December 31, 2012 decreased approximately $2.3 million, or 3.5%, compared to the year ended September 30, 2012. Gross profit as a percentage of net sales in our North America segment was 32.5% for the three months ended December 31, 2012 compared to 37.2% for the three months ended December 31, 2011. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix and a decline in our ad hoc margins due to a competitive market and the effect of the Interfast Acquisition.

Gross profit of $13.6 million in our Rest of World segment for the three months ended December 31, 2012 increased approximately $3.3 million, or 31%, compared to the three months ended December 31, 2011. Gross profit as a percentage of net sales in our Rest of World segment was 30.4% for the three months ended December 31, 2012 compared to 30.7% for the three months ended December 31, 2011. The decrease in gross profit as a percentage of net sales was driven by an increase year over year in lower margin JIT and LTA net sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $34.7 million for the three months ended December 31, 2012 increased approximately $6.5 million, or 23.2%, compared to the three months ended December 31, 2011. Total selling, general and administrative expenses as a percentage of net sales increased by 1.8% during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  Selling, general and administrative expenses increased as a percent of net sales due primarily to $3.0 million of additional selling, general and administrative expenses associated with the Interfast Acquisition, as well increases in payroll costs, professional fees, commissions and stock based compensation of $1.5 million, $0.6 million, $0.3 million and $0.3 million, respectively, for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

Selling, general and administrative expenses of $28.6 million in our North America segment for the three months ended December 31, 2012 increased approximately $5.9 million, or 26.0%, compared to the three months ended December 31, 2011. This increase was primarily driven by $3.0 million of additional selling, general and administrative expenses resulting from the Interfast Acquisition. Other drivers were increases in payroll costs, professional fees mainly related to audit and tax fees ,as well as an increase in Sarbanes-Oxley compliance costs, commissions and stock based compensation of $1.3 million, $0.7 million, $0.3 million and $0.3 million, respectively, for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

Selling, general and administrative expenses of $6.1million in our Rest of World segment for the three months ended December 31, 2012 increased approximately $0.6 million, or 11.4%, compared to the three months ended December 31, 2011. This increase was primarily driven by an increase in payroll costs of $0.2 million related to an 8.4% increase in headcount to support new contracts and a 32.9% sales growth for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, as well as an increase in bad debt expenses of $0.2 million.

Other Expenses

Interest Expense, Net

Interest expense, net of $11.4 million for the three months ended December 31, 2012 increased approximately $4.9 million, or 74.7%, compared to the three months ended December 31, 2011. This increase was primarily the result of a $5.0 million write-off of deferred financing charges related to the refinancing of the old senior secured credit facilities on December 7, 2012.

Other Income (Expense), Net

Other expense, net of $0.2 million for the three months ended December 31, 2012 increased by $0.1 million compared to the three months ended December 31, 2011. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $9.4 million for the three months ended December 31, 2012 decreased approximately $5.9 million, or 38.7%, compared to the three months ended December 31, 2011. Our effective tax rate was 33.8% and 39.9% during the three months ended December 31, 2012 and 2011, respectively. The decrease in provision for income taxes was primarily the result of a single sales factor election made during the three months ended March 31, 2012 as well as benefits related to the Company’s increase in foreign source income in territories which have lower tax rates than the United States for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, which reduced the effective tax rate for the period.

Net Income

Due to the factors described above, we reported a net income of $18.4 million for the three months ended December 31, 2012, compared to net income of $23.2 million for the three months ended December 31, 2011. Net income as a percent of net sales decreased 3.3% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, due to higher net sales and a lower tax rate during the quarter ended December 31, 2012 as compared to the prior year period, which was offset by lower gross profit margins primarily due to sales mix, a higher selling, general and administrative cost structure as a result of the Interfast Acquisition and higher interest expense as a result of a $5.0 million write-off of deferred financing charges related to the old senior secured credit facilities.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our new revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $39.7 million and $44.7 million as of December 31, 2012 and 2011, respectively, of which approximately $19.7 million, or 49.5%, and $4.1 million, or 9.2%, was held by our foreign subsidiaries as of December 31, 2012 and 2011, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of December 31, 2012 and 2011. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•                  operating expenses;

•                  working capital requirements to fund the growth of our business;

•                  capital expenditures that primarily relate to IT equipment and our warehouse operations; and

•                  debt service requirements for borrowings under the new senior secured credit facilities.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our new revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our new revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of December 31, 2012, we did not have any material capital expenditure commitments.

Credit Facilities

New Senior Secured Credit Facilities

The new senior secured credit facilities consist of the (i) $625.0 million new term loan facility and (ii) $200.0 million new revolving facility. As of December 31, 2012, our outstanding indebtedness under the new senior secured credit facilities was approximately $615.0 million, all of which consisted of indebtedness under the new term loan facility.

The interest rate for the new term loan facility is based on our consolidated total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The new term loan facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the final payment due on December 7, 2017.

The interest rate for the new revolving facility is based on our consolidated total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR Loans. The new revolving facility expires on December 7, 2017.

The obligations under the new senior secured credit facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The new senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The new senior secured credit facilities also require that our Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) not be in excess of 4.00 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the new senior secured credit facilities) not be less than 2.25. As of December 31, 2012, our pro forma Consolidated Total Leverage Ratio was 3.19 and our pro forma Consolidated Net Interest Coverage Ratio was 7.72.

Old Senior Secured Credit Facilities

The old senior secured credit facilities, which were repaid on December 7, 2012 in connection with our entry into the new senior secured credit facilities described above, consisted of a (i) $150.0 million revolving facility, which we refer to as the old revolving credit facility, (ii) $265.0 million term loan A facility, which we refer to as the old term loan A facility, and (iii) $350.0 million term loan B facility, which we refer to as the old term loan A facility. As of December 7, 2012, the date on which the old senior secured credit facilities were repaid, we had approximately $626.0 million of indebtedness outstanding, of which (a) $228.8 million consisted of indebtedness under the old term loan A facility, (b) $302.2 million consisted of indebtedness under the old term loan B facility and (c) $95.0 million consisted of indebtedness under the old revolving facility.

The interest rate for the old term loan A facility was based on our total consolidated net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans. The old term loan A facility amortized in equal quarterly installments of 1.25% of the original principal amount of $265.0 million for the first year, escalating to quarterly installments of 3.75% of the original principal amount of $265.0 million by the fifth year, with the final payment due on April 7, 2016. The applicable margin for the old term loan B facility was based on our total consolidated net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.00% for Eurocurrency loans and 1.75% to 2.00% for ABR loans. However, at no time could the Eurocurrency Rate or the ABR be less than 1.25%. The old term loan B facility amortized in equal quarterly installments of 0.25% of the original principal amount of $350.0 million. The remaining balance was due on April 7, 2017. As of December 7, 2012, we had prepaid all required quarterly payments through December 31, 2013 and April 7, 2017 on the old term loan A and B facilities, respectively.

The old revolving facility would have expired on April 7, 2016. The applicable margin was based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR Loans and 2.25% to 3.25% for the Eurocurrency Loans. From September 30, 2012 through December 7, 2012, we paid approximately $132 in commitment fees for this line of credit.

The obligations under the old senior secured credit facilities were guaranteed by us and all of our direct and indirect, wholly owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The old senior secured credit facilities contained customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The old senior secured credit facilities also required that our Consolidated Total Leverage Ratio (as such ratio is defined in the old senior secured credit facilities) not be in excess of 4.00 (with step-downs on such ratio during subsequent periods) and that our Consolidated Net Interest Coverage Ratio not be less than 2.25.

On June 13, 2012, Wesco Aircraft, Wesco Aircraft Hardware, Barclays Bank PLC and the lenders party thereto entered into the First Amendment to Credit Agreement, which amended our old senior secured credit facilities to allow for (i) certain intercompany loans to be made to our restricted subsidiaries in order to facilitate the Interfast Acquisition and (ii) the Interfast Acquisition as a permitted investment.

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe, has available a £7.0 million ($11.3 million based on the December 31, 2012 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of December 31, 2012.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Three Months Ended December 31,
(In thousands)	2012	2011
Consolidated statements of cash flows data:
Net cash provided by operating activities	$4,081	$22,597
Net cash (used in) provided by investing activities	(597)	2,115
Net cash used in financing activities	(24,539)	(25,521)

Operating Activities

Our operating activities generated $4.1 million of cash in the three months ended December 31, 2012, a decrease of $18.5 million compared to the three months ended December 31, 2011. This decrease was primarily the result of a $10.6 million increase in the change in inventory driven by an increase of 36.7% in inventory receipts during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase in inventory receipts was to support the growth in sales during the three months ended December 31, 2012, as well as strategic purchases in anticipation of the expected industry growth cycle. Another driver of the decrease was an $8.1 million use of cash related to accounts payable for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

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

Investing Activities

Our investing activities used approximately $0.6 million and generated $2.1 million of cash in the three months ended December 31, 2012 and 2011, respectively. This decrease was primarily the result of a $2.8 million sale of tooling equipment during the three months ended December 31, 2011.

Financing Activities

Our financing activities used $24.5 million of cash in the three months ended December 31, 2012. This amount consisted of $625.0 million of proceeds from issuance of the new senior secured credit facilities and $1.8 million of proceeds received in connection with the exercise of stock options, offset by $626.0 million used to repay principal against the old senior secured credit facilities, $10.0 million used to repay principal against new senior secured credit facilities, $8.4 million used for payment of Treasury Stock, $7.3 million used to pay financing fees in connection with the refinancing of our old senior secured credit facilities and $0.3 million used to make principal payments under our capital lease obligations.

Our financing activities used approximately $25.5 million of cash in the three months ended December 31, 2011. This amount primarily consisted of $25.0 million used to repay principal against the old senior secured credit facilities.  The remaining amount was used to make repayments under our capital lease obligations

Off-Balance Sheet Arrangements

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

Foreign Currency Exposure

Currency Translation

During the three months ended December 31, 2012 and December 31, 2011, approximately 31% and 18%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 41% and 30%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar and the Euro.

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

A hypothetical 5% increase in the value of the British pound, the Euro and the Canadian dollar relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012, and $0.2 million, less than $0.1 million and $0.1 million, respectively, during the three months ended December 31, 2012. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012 and $0.2 million, less than $0.1 million and $0.1 million, respectively, during the three months ended December 31, 2012.

Currency Transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2012, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $116.3 million and €11.0 million, respectively, and had purchases in U.S. dollars and Euros of approximately $55.1 million and €14.9 million, respectively. During the three months ended December 31, 2012, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $33.8 million and €3.0 million, respectively, and had purchases in U.S. dollars and Euros of approximately $18.9 million and €5.2 million, respectively. During the year ended September 30, 2012, our subsidiary in Canada, which we acquired in connection with the Interfast Acquisition, had sales in U.S. dollars of approximately $16.2 million and had purchases in U.S. dollars of approximately $11.9 million. During the three months ended December 31, 2012, our subsidiary in Canada had sales in U.S. dollars of approximately $17.6 million and had purchases in U.S. dollars of approximately $25.5 million. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2012 to December 31, 2012, the U.S dollar weakened slightly against the pound by $0.03 (from $1.58 to $1.61).  A weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds. As a result of the stabilization of the value of the British pound against the U.S. dollar during fiscal 2010 and the slight movement of the U.S. dollar during fiscal 2011and the three months ended December 31, 2012, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.2 million and $0.8 million during the three months ended December 31, 2012 and fiscal 2012, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.2 million and $0.8 million during the three months ended December 31, 2012 and fiscal 2012, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of December 31, 2012, we had no outstanding currency forward and option contracts.

Interest Rate Risk

Our principal interest rate exposure relates to the new senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—New Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the new senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of December 31, 2012, annual cash interest expense, including fees under our new revolving facility, would have been approximately $15.9 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $6.2 million per year, without taking into account the effect of any hedging instruments.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. Upon the maturity of our previous interest rate swap agreements, we entered into two interest rate swap agreements—one that expired in February 2012 and one that expired in June 2012—which we refer to collectively as the Swaps. Each Swap converted the interest rate on approximately $200.0 million (notional amount) of our outstanding indebtedness from variable rates to a fixed interest rate. During the three months ended December 31, 2012 and December 31, 2011, we recorded a gain in the amount of approximately $0 and $0.7 million, respectively, as a result of changes in fair value of derivative financial instruments. These gains are recorded as a component of interest expense. The Company is not currently a party to any swap agreements.

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

ITEM 1A.  RISK FACTORS.

The risk factors presented below amend and restate the corresponding risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012:

Military spending, including spending on the products we sell, is dependent upon national defense budgets, and a reduction in military spending could have a material adverse effect on our business, financial condition and results of operations.

During the year ended September 30, 2012, approximately 44% of our net sales were related to military aircraft. The military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense, or DoD, budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. A decline in U.S. military expenditures could result in a reduction in military aircraft production, which could have a material adverse effect on our business, financial condition and results of operations.

In particular, military spending may be negatively impacted by the Budget Control Act of 2011, or the Budget Act, which was passed in August 2011, and the related American Taxpayer Relief Act of 2012, or the Relief Act, which was passed in January 2013. The Budget Act called for a $917.0 billion reduction in discretionary spending over the next decade, and also created a joint committee of Congress, or the Super Committee, that was responsible for identifying up to an additional $1.5 trillion in deficit reductions by November 23, 2011. The Super Committee failed to reach an agreement by the November 23, 2011 deadline.  As a result, $1.2 trillion in automatic spending cuts over a nine-year period, split between defense and non-defense programs, which we collectively refer to as Sequestration, were scheduled to be triggered beginning in January 2013. The threat of Sequestration, along with the expiration of certain tax cuts on December 31, 2012, was collectively referred to as the “Fiscal Cliff.”  On January 2, 2013, President Obama signed the Relief Act, which partially resolved the Fiscal Cliff, but did not eliminate the threat of Sequestration, instead moving the applicable trigger date to March 2013. We are unable to predict the impact the cuts associated with Sequestration, if enacted, would have on funding for the military programs which we support. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

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

While we believe that we have a diversified customer and aircraft program base, we expect to derive a significant portion of our net sales from certain aerospace programs in their early production stages. In particular, our future growth will be dependent, in part, upon our sales to various OEMs and subcontractors related to the Boeing 787 and the Lockheed Martin JSF. If production of any of the programs we support is terminated or delayed, or if our sales to customers affiliated with these programs are reduced or eliminated, our business, financial condition and results of operations could be adversely affected. For example, the Boeing 787 program was recently grounded by a Federal Aviation Administration order as a result of battery related issues. If the 787 program remains grounded for an extended period of time and production of the program is slowed or suspended, it could have an adverse effect on our future earnings and result in a potential write-off of inventory currently on hand.

The risk factor presented below is added to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, under the heading “Risks Related to Our Business and Industry.”

New regulations related to conflict minerals could adversely impact our business.

The Dodd Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo, or the DRC, and adjoining countries. As a result, in August 2012 the Securities and Exchange Commission adopted annual disclosure and reporting requirements for those companies that use conflict minerals mined from the DRC and adjoining countries in their products. As a result of these rules, our customers may require that products they purchase from us be “conflict free”.  In addition, these rules may have the effect of reducing the pool of suppliers who can supply products, and we may not be able to obtain “conflict free” products in sufficient quantities for our operations. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the conflict minerals used in the products we sell.

There have been no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

10.1

Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., RBC Capital Markets, KeyBank National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., BBVA Compass Bank, PNC Bank, National Association, Raymond James Bank, N.A. and the lenders party thereto, dated as of December 7, 2012 (filed herewith)

10.2

Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of December 7, 2012 (filed herewith)

10.3

Credit Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, Royal Bank of Canada, Bank of America, N.A. and the lenders party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))

10.4

First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2012)

10.5

Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.6

Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.7

Management Annual Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.8

Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of July 23, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.9

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.10

Employment Agreement between Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) and Gregory Hann, dated as of January 22, 2009 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.11

Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of June 15, 2007 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.12

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Hal Weinstein, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.13

Form of Incentive Stock Option Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.14

Form of Non-qualified Stock Option Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.15

Form of Amended and Restated Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.16

Form of Restricted Stock Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.17

Amended and Restated Management Agreement between Wesco Aircraft Holdings, Inc. and Carlyle Investment Management, L.L.C. (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253)).

10.18

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

10.24

Service Agreement between Wesco Aircraft Europe, Ltd and Alexander Murray, dated as of March 24, 2011 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.25	Wesco Aircraft Holdings, Inc. Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

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

10.29

Form of 2011 Equity Incentive Award Plan Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

10.30

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

Date: February 8, 2013	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and
Chief Executive Officer

Date: February 8, 2013	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)