Form 10-Q
period 2013-03-31
Wesco Aircraft Holdings, Inc
filed 2013-05-09
CIK 1378718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of May 8, 2013 was 93,702,472.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	September 30,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$53,885	$60,856
Accounts receivable, net of allowance for doubtful accounts of $3,586 at March 31, 2013 and $4,067 at September 30, 2012	146,380	130,013
Inventories	592,765	557,216
Prepaid expenses and other current assets	12,447	8,683
Income taxes receivable	35,170	45,261
Deferred income taxes	32,264	32,872
Total current assets	872,911	834,901

Property and equipment, net	21,406	20,769
Deferred financing costs, net	10,162	9,255
Goodwill	562,718	565,146
Intangible assets, net	102,402	106,808
Other assets	472	537
Total assets	$1,570,071	$1,537,416
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$88,479	$79,940
Accrued expenses and other current liabilities	17,761	19,788
Income taxes payable	5,880	2,078
Long-term debt—current portion	15,563	—
Capital lease obligations—current portion	1,076	593
Total current liabilities	128,759	102,399
Long-term debt	585,937	626,000
Capital lease obligations	1,038	205
Deferred income taxes	61,177	55,445
Total liabilities	776,911	784,049
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share: 950,000,000 shares authorized; 92,852,128 and 93,087,049 shares issued and outstanding as of March 31, 2013 and September 30, 2012 respectively	93	93
Class B convertible redeemable common stock, $0.001 par value per share: 2,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	—	—
Additional paid-in capital	373,342	367,470
Accumulated other comprehensive loss	(11,171)	(5,730)
Retained earnings	439,348	391,534
Less treasury stock, at cost, 626,225 shares as of March 31, 2013	(8,452)	—
Total stockholders’ equity	793,160	753,367
Total liabilities and stockholders’ equity	$1,570,071	$1,537,416

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	$225,862	$182,143	$437,033	$374,697
Cost of sales	144,554	118,068	281,625	237,350
Gross profit	81,308	64,075	155,408	137,347
Selling, general and administrative expenses	34,896	27,710	69,621	55,903
Income from operations	46,412	36,365	85,787	81,444
Interest expense, net	(4,691)	(5,831)	(16,068)	(12,345)
Other income (expense), net	1,889	(519)	1,734	(541)
Income before provision for income taxes	43,610	30,015	71,453	68,558
Provision for income taxes	(14,222)	(10,292)	(23,639)	(25,657)
Net income	$29,388	$19,723	$47,814	$42,901
Other Comprehensive Income, net	(3,927)	(282)	(5,441)	(313)
Comprehensive income	$25,461	$19,441	$42,373	$42,588
Net income per share:
Basic	$0.32	$0.21	$0.52	$0.47
Diluted	$0.31	$0.21	$0.50	$0.45
Weighted average shares outstanding:
Basic	92,889	91,769	92,699	91,482
Diluted	95,634	95,621	95,404	95,298

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$47,814	$42,901
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	3,309	1,845
Depreciation	2,410	2,786
Amortization of deferred financing costs	6,367	1,600
Bad debt and sales return reserve	(441)	(368)
Non-cash foreign currency exchange	557	100
Non-cash stock-based compensation	1,875	691
Excess tax benefit related to stock options exercised	(1,005)	(1,778)
Change in fair value of derivative	—	(1,329)
Deferred income tax provision	6,320	4,017
Loss on fixed asset disposal	—	349
Changes in assets and liabilities
Accounts receivable	(22,218)	(10,099)
Income taxes receivable	11,099	(3,024)
Inventories	(36,486)	(18,073)
Prepaid expenses and other assets	(4,023)	(2,575)
Accounts payable	14,347	14,856
Accrued expenses and other liabilities	(1,945)	(5,156)
Income taxes payable	4,013	784
Net cash provided by operating activities	31,993	27,527
Cash flows from investing activities
Purchases of property and equipment	(1,189)	(1,192)
Proceeds from sale of equipment	—	2,759
Net cash provided by (used in) investing activities	(1,189)	1,567
Cash flows from financing activities
Proceeds from issuance of long-term debt	625,000	—
Repayment of long-term debt	(649,500)	(25,000)
Financing Fees	(7,274)	—
Repayment of capital lease obligations	(654)	(1,037)
Excess tax benefit related to stock options exercised	1,005	1,778
Proceeds from exercise of stock options	2,994	4,782
Payment for treasury stock	(8,452)	—
Net cash used in financing activities	(36,881)	(19,477)
Effect of foreign currency exchange rates on cash and cash equivalents	(894)	100
Net increase (decrease) in cash and cash equivalents	(6,971)	9,717
Cash and cash equivalents, beginning of period	60,856	45,525
Cash and cash equivalents, end of period	$53,885	$55,242

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

During the first quarter of 2013, the Company adopted ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC 220, Comprehensive Income, which was issued by the FASB in June 2011. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under this guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, that the indefinite-lived intangible asset is impaired. This guidance is effective for annual and interim impairment tests for fiscal years beginning after December 15, 2012, but early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of March 31, 2013 and 2012, the Company’s excess and obsolete reserve was approximately $116,398 and $105,522, respectively. Of these amounts, approximately $5,969 and $8,477 was recorded during the six months ended March 31, 2013 and 2012, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess and slow-moving quantities of inventories.

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

A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $16,527 of its inventory. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual parts can be sold and customer buying patterns, the Company maintains an unreserved excess and slow-moving inventory of $18,546 which they believe based on historical and anticipated sell through rates will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it’s necessary to reserve for a portion of this $18,546 of inventory.

Note 4. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. As of March 31, 2013 the carrying amounts of the $625,000 term loan approximated its respective fair value.

Note 5. Long-Term Debt

	March 31,	September 30,
	2013	2012

$ 265,000 term loan, bearing interest based on Alternate Base Rate (“ABR”) (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin ranging from 2.25%- 3.25%), whichever was greater. The applicable margin were are indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan was payable quarterly equal to 1.25% the first year, escalating to 3.75% by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016.

	$—	$228,805

$ 350,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 1.75%-2.00%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 2.75%-3.00%), whichever was greater, provided however that at no time could the base rate be less than 1.25%. The applicable margin rates were indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The term loan was payable quarterly equal to 0.25% of the principal amount of $350,000.The entire balance is due April 7, 2017.

	—	302,195

$ 150,000 revolving line of credit, bearing interest based on the “ABR” (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin ranging from 2.25%- 3.25%), whichever was greater. The applicable margin rates were indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The revolver would have been due on April 7, 2016.	—	95,000

$ 625,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%), whichever is greater. The applicable margin rates are indexed to the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 2.50% by the fifth year of the principal amount of $625,000 with the final payment due on December 7, 2017. Interest rate was 2.46% at March 31, 2013

	601,500	—

$ 200,000 revolving line of credit, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%), whichever is greater. The applicable margin rates are indexed to the Company’s Consolidated Leverage Ratio and (as such ratio is defined in the new senior secured credit facilities) adjusted each reporting period based on operating results. The revolver is due on December 7, 2017. Interest rate was 2.46% at March 31, 2013.

	—	—

Less: current portion	15,563	—
Long-term debt	$585,937	$626,000

On December 7, 2012, the Company completed a refinancing of its existing debt facilities for the purpose of reducing the applicable interest rate on all loans. The new debt consists of a $200,000 revolving line of credit and a $625,000 term loan. The revolving line of credit and the term loan, which together we refer to as the new senior secured credit facilities, mature on December 7, 2017.

Under the terms and definitions of the new senior secured credit facilities as of March 31, 2013, the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) cannot exceed 4.00 and its Consolidated Net Interest Coverage Ratio (as such ratio is defined in the new senior secured credit facilities) cannot be less than 2.25. The new senior secured credit facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2013.  Borrowings under the new senior secured credit facilities are guaranteed by the Company and all of its direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of the Company’s assets and the assets of its guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

As of March 31, 2013, the Company has made voluntary prepayments totaling approximately $15,688 on the new $625,000 term loan that have been applied to future required quarterly payments. As of March 31, 2013, there were no outstanding borrowings under the $200,000 revolving line of credit.

The Company’s subsidiary, Wesco Aircraft Europe Limited, has available a £7.0 million ($10.6 million based on the March 31, 2013 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of March 31, 2013.

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

Note 6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$29,388	$19,723	$47,814	$42,901
Foreign exchange translation adjustment	(3,927)	(282)	(5,441)	(313)
Total comprehensive income	$25,461	$19,441	$42,373	$42,588

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income	$29,388	$19,723	$47,814	$42,901
Basic weighted average shares outstanding	92,889	91,769	92,699	91,482
Dilutive effect of stock options and restricted stock awards/units	2,745	3,852	2,705	3,816
Dilutive weighted average shares outstanding	95,634	95,621	95,404	95,298
Basic net income per share	$0.32	$0.21	$0.52	$0.47
Diluted net income per share	$0.31	$0.21	$0.50	$0.45

There were 165,054 and 0 shares of common stock equivalents for the three and six months ended March 31, 2013 and March 31, 2012, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

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

The following table presents net sales and operating income by business segment:

	Three Months Ended March 31, 2013
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$200,296	$51,415	$(25,849)	$225,862
Gross profit	67,305	15,937	(1,934)	81,308
Income from operations	37,882	8,552	(22)	46,412
Interest expense, net	(3,356)	(1,335)	(—)	(4,691)
Provision for income taxes	12,089	2,133	—	14,222
Total assets	1,766,404	282,796	(479,129)	1,570,071
Goodwill	556,337	6,381	—	562,718
Capital expenditures	434	157	—	591
Depreciation and amortization	2,579	225	—	2,804

	Three Months Ended March 31, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$159,717	$38,614	$(16,188)	$182,143
Gross profit	53,253	12,223	(1,401)	64,075
Income from operations	31,430	4,673	262	36,365
Interest expense, net	(5,651)	(180)	(—)	(5,831)
Provision for income taxes	9,195	1,097	—	10,292
Total assets	1,265,911	125,876	(54,087)	1,337,700
Goodwill	498,200	6,716	—	504,916
Capital expenditures	481	67	—	548
Depreciation and amortization	2,045	204	—	2,249

	Six Months Ended March 31, 2013
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$391,901	$96,341	$(51,209)	$437,033
Gross profit	129,664	29,587	(3,843)	155,408
Income from operations	71,641	14,094	52	85,787
Interest expense, net	(13,367)	(2,701)	(—)	(16,068)
Provision for income taxes	20,480	3,159	—	23,639
Total assets	1,766,404	282,796	(479,129)	1,570,071
Goodwill	556,337	6,381	—	562,718
Capital expenditures	1,021	168	—	1,189
Depreciation and amortization	5,267	453	—	5,720

	Six Months Ended March 31, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$333,440	$72,421	$(31,164)	$374,697
Gross profit	117,887	22,611	(3,151)	137,347
Income from operations	73,369	7,665	410	81,444
Interest expense, net	(11,978)	(367)	(—)	(12,345)
Provision for income taxes	23,701	1,956	—	25,657
Total assets	1,265,911	125,876	(54,087)	1,337,700
Goodwill	498,200	6,716	—	504,916
Capital expenditures	1,010	182	—	1,192
Depreciation and amortization	4,204	427	—	4,631

Geographic Information

The Company operates principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the three and six months ended March 31, 2013 and March 31, 2012 were as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2013		2012		2013		2012
		% of		% of		% of		% of
	Sales	Sales	Sales	Sales	Sales	Sales	Sales	Sales
North America	$177,273	78.5%	$145,848	80.0%	$346,684	79.3%	$307,149	82.0%
Europe	47,877	21.2	36,018	19.8	89,059	20.4	66,999	17.9
Asia, Pacific Rim, Middle East and other	712	0.3	277	0.2	1,290	0.3	549	0.1
	$225,862	100.0%	$182,143	100.0%	$437,033	100.0%	$374,697	100.0%

The Company determines the geographic area based on where the sale was originated from. Export sales from North America to customers in foreign countries amounted to $69,105 and $55,644 for the six months ended March 31, 2013 and 2012, respectively.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part II, Item 1A. “Risk Factors” and “—Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

On September 29, 2006, 100% of the outstanding stock of Wesco Aircraft Hardware Corp., or Wesco Aircraft Hardware, Wesco Aircraft Israel and the European entities of Flintbrook Ltd., Wesco Aircraft France and Wesco Aircraft Germany were acquired by Wesco Aircraft Holdings, Inc. The acquisition was completed in a leveraged transaction in which affiliates of The Carlyle Group, or Carlyle, the prior owner and certain employees of Wesco contributed the equity portion of the purchase price. The prior owner’s and certain employees’ investment represented a contribution of ownership in the predecessor company to the newly formed holding company. In accordance with Accounting Standards Codification, or ASC 805, Business Combinations, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for the continuing investors.

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

On July 3, 2012, the Company, together with Wesco Europe, acquired substantially all of the assets of Interfast, Inc., or Interfast, a Toronto based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace, electronics and general industrial markets, which we refer to as the Interfast Acquisition.  The Interfast Acquisition was funded with a combination of cash and borrowings under the Company’s old revolving credit facility.

Industry Trends Affecting Our Business

Commercial Aerospace Market

We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, the introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

During 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During 2011, 2012 and the first six months of fiscal 2013, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, coupled with the sustained high fuel prices and the need to replace aging aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft increased in 2011, 2012 and the first six months of fiscal 2013, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial maintenance, repair and overhaul, or MRO, providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

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

We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding relationships with our existing JIT customers to include additional customer sites and additional SKUs. We believe this strategy serves to mitigate fluctuations in our net sales. However, our sales to JIT customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected. Although our ad hoc sales as a percentage of net sales increased from 37% in 2010 to 39% in fiscal 2011 then decreased to 38% during fiscal 2012 and increased to 40% for the six months ended March 31, 2013, we do not believe that this recent upward trend in ad hoc sales is inconsistent with our strategy of transitioning customers to JIT contracts and LTAs. Instead, we believe that an increase in ad hoc sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases. Accordingly, even though we believe that our ad hoc sales will continue at the current level throughout fiscal 2013, we do not believe that this trend will impact our long-term JIT and LTA strategy.

During 2011, we were notified by Boeing of its intent to perform certain supply chain management functions in-house that we had been providing at two Boeing facilities under JIT contracts that were awarded to us when these particular facilities were under different ownership. In fiscal 2011, JIT sales under these contracts accounted for approximately 3.1% of our net sales and our total sales to these two Boeing facilities accounted for approximately 7.2% of our total sales during the same period. If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under JIT contracts and LTAs help to mitigate fluctuations in our financial results, as JIT and LTA customers tend to have steadier purchasing patterns than ad hoc customers. However, our sales to JIT and LTA customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated part-by-part usage rates are actually lower. In addition, as is noted above, our ad hoc sales as a percentage of net sales increased during fiscal 2011, decreased slightly during fiscal 2012 and increased again during the six months ended March 31, 2013. We expect that our ad hoc sales will remain at the current level throughout fiscal 2013 as we continue to help our contract customers lower their inventory levels.

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

We believe that our strategy of growing our JIT and LTA sales and converting ad hoc customers into JIT and LTA customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are in JIT and LTA-related sales. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to JIT contracts and LTAs. During fiscal 2012 and the six months ended March 31, 2013, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain relatively consistent throughout fiscal 2013. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

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

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected. As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2012 and the six months ended March 31, 2013, we experienced modest inventory builds of approximately $32.3 million and $36.5 million, respectively, which were primarily driven by purchases to support new contracts as well as strategic investments made in anticipation of the expected industry growth cycle. We would expect inventory to continue to grow as net sales increase.

Segment Presentation

We conduct our business through two reportable segments: North America and Rest of World. We evaluate segment performance based on segment operating earnings or losses. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision maker, or CODM. Our Chief Executive Officer serves as our CODM. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their respective customers.

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

We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis. In fiscal 2010 and 2009, we experienced a decrease in ad hoc sales due to a weakening aerospace market that resulted in customers reducing their on-hand inventory and our strategy of transitioning ad hoc sales to JIT contracts or LTAs in an effort to achieve a more predictable revenue stream. JIT contracts and LTAs typically run for three to five years. However, in fiscal 2012 and 2011 and the six months ended March 31, 2013, we experienced an increase in both ad hoc and LTA sales.

Cost of Sales

The principal component of our cost of sales is product cost, which was approximately 97% of our total cost of sales for the six months ended March 31, 2013. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 3% of our total cost of sales for the six months ended March 31, 2013.

Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. The current weighted average cost is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers’ available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2012 and the six months ended March 31, 2013, as a result of the economic downturn and its effect on the global aerospace industry, our suppliers’ collective production capacity increased, which generally resulted in a decrease in per part prices and therefore a decrease in our product costs. We expect as conditions within the aerospace industry improve per part prices will increase as our suppliers’ capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such future price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down quarterly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.”

As of March 31, 2013 and 2012, we had recorded an aggregate of approximately $116.4 million and $105.5 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $6 million and $8.5 million were recorded during the six months ended March 31, 2013 and 2012, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves we recorded during the periods covered by this report, including disclosure relating to our inventory that was comprised of units for which there have been no sales in the prior 12 months, see Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Selling, general and administrative expenses, as a percentage of net sales, have continued to decline as we have leveraged the fixed cost and labor component of our infrastructure while consolidated net sales have grown. However, for the year ended September 30, 2012 and the six months ended March 31, 2013, we experienced an increase in selling, general and administrative expenses as a percentage of net sales in part as a result of the recent Interfast Acquisition and initial recurring and non-recurring public company costs. We continue to expect that selling, general and administrative expenses, as a percentage of net sales, will decline over time as we continue to leverage our current infrastructure.

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

We reviewed the carrying value of our indefinite lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2012, 2011 and 2010, the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of March 31, 2013 related to either goodwill or the indefinite-lived intangible asset.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Non-cash stock-based compensation	$887	$26	$1,875	$691

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

Results of Operations

	Three Months Ended		Six Months Ended
	March 31		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Consolidated statements of income:
Net sales:
North America	$200,296	$159,717	$391,901	$333,440
Rest of World	51,415	38,614	96,341	72,421
Intercompany elimination	(25,849)	(16,188)	(51,209)	(31,164)
Net sales	225,862	182,143	437,033	374,697
Gross profit:
North America	67,305	53,253	129,664	117,887
Rest of World	15,937	12,223	29,587	22,611
Intercompany elimination	(1,934)	(1,401)	(3,843)	(3,151)
Gross profit	81,308	64,075	155,408	137,347
Selling, general and administrative expenses:
North America	29,423	21,822	58,024	44,518
Rest of World	5,473	5,888	11,597	11,385
Selling, general and administrative expenses	34,896	27,710	69,621	55,903
Income from operations	46,412	36,365	85,787	81,444
Interest expense, net	(4,691)	(5,831)	(16,068)	(12,345)
Other income (expense), net	1,889	(519)	1,734	(541)
Income before provision for income taxes	43,610	30,015	71,453	68,558
Provision for income taxes	(14,222)	(10,292)	(23,639)	(25,657)
Net income	$29,388	$19,723	$47,814	$42,901

	Three Months Ended		Six Months Ended
	March 31		March 31,
(as a % of total net sales; numbers have been rounded)	2013	2012	2013	2012

Consolidated statements of income:
Net sales:
North America	88.7%	87.7%	89.7%	89.0%
Rest of World	22.8	21.2	22.0	19.3
Intercompany elimination	(11.5)	(8.9)	(11.7)	(8.3)
Net sales	100.0	100.0	100.0	100.0
Gross profit:
North America	29.8	29.2	29.7	31.5
Rest of World	7.1	6.7	6.8	6.0
Intercompany elimination	(0.9)	(0.8)	(0.9)	(0.8)
Gross profit	36.0	35.2	35.6	36.7
Selling, general and administrative expenses:
North America	13.0	12.0	13.3	11.9
Rest of World	2.5	3.2	2.6	3.0
Selling, general and administrative expenses	15.5	15.2	15.9	14.9
Income from operations	20.5	20.0	19.6	21.7
Interest expense, net	(2.0)	(3.2)	(3.7)	(3.3)
Other income (expense), net	0.8	(0.3)	0.4	(0.1)
Income before provision for income taxes	19.3	16.5	16.3	18.3
Provision for income taxes	(6.3)	(5.7)	(5.4)	(6.8)
Net income	13.0%	10.8%	10.9%	11.4%

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

Net Sales

Consolidated net sales of $225.9 million for the three months ended March 31, 2013 increased approximately $43.7 million, or 24%, compared to the three months ended March 31, 2012. This growth in net sales includes the Interfast Acquisition, which occurred on July 3, 2012. Ad hoc, JIT and LTA sales as a percentage of net sales represented 41%, 25% and 34%, respectively, for the three months ended March 31, 2013, as compared to 40%, 23% and 37%, respectively, for the three months ended March 31, 2012.

Net sales of $200.3 million in our North America segment for the three months ended March 31, 2013 increased approximately $40.6 million, or 25.4%, compared to the three months ended March 31, 2012. Ad hoc, JIT and LTA net sales increased by $16.1 million, $8.6 million and $6.6 million, respectively for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in ad hoc net sales is primarily due to general growth across numerous customers. The increase in JIT net sales was primarily driven by new JIT contracts, as well as general growth across the customer base. The increase in LTA net sales was also attributable to general growth across numerous customers, as no new material LTA contracts were added during the period.

Net sales of $51.4 million in our Rest of World segment for the three months ended March 31, 2013 increased approximately $12.8 million, or 33.2%, compared to the three months ended March 31, 2012. Ad hoc, JIT and LTA net sales increased by $3.1 million, $7.2 million and $2.1 million, respectively, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Ad hoc net sales growth was attributable to increases in European production and growth across the customer base. JIT growth reflected the continued ramp up of Boeing 787 production along with higher build rates among European commercial customers. The LTA increase was primarily due to growth in military programs with core customers.

Gross Profit

Consolidated gross profit of $81.3 million for the three months ended March 31, 2013 increased approximately $17.2 million, or 26.9%, compared to the three months ended March 31, 2012. Gross profit as a percentage of net sales was 36.0% for the three months ended March 31, 2013, compared to 35.2% for the three months ended March 31, 2012.

Gross profit of $67.3 million in our North America segment for the three months ended March 31, 2013 increased approximately $14.1 million, or 26.4%, compared to the three months ended March 31, 2012. Gross profit as a percentage of net sales in our North America segment was 29.8% for the three months ended March 31, 2013 compared to 29.2% for the three months ended March 31, 2012. The increase in gross profit as a percentage of net sales was primarily a result of changes in our sales mix including higher ad hoc net sales.

Gross profit of $15.9 million in our Rest of World segment for the three months ended March 31, 2013 increased approximately $3.7 million, or 30.4%, compared to the three months ended March 31, 2012. Gross profit as a percentage of net sales in our Rest of World segment was 7.1% for the three months ended March 31, 2013 compared to 6.7% for the three months ended March 31, 2012.  The decrease in gross profit as a percentage of net sales was driven primarily by an increase year over year in lower margin JIT and LTA net sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $34.9 million for the three months ended March 31, 2013 increased approximately $7.2 million, or 25.9%, compared to the three months ended March 31, 2012. Total selling, general and administrative expenses as a percentage of net sales increased by 0.3% during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  Selling, general and administrative expenses increased as a percentage of net sales of net sales due primarily to $2.7 million of additional selling, general and administrative expenses associated with the Interfast Acquisition, as well increases in payroll costs, stock based compensation, commissions, professional fees and bad debt of $2.2 million, $0.9 million, $0.4 million, $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Selling, general and administrative expenses of $29.4 million in our North America segment for the three months ended March 31, 2013 increased approximately $7.6 million, or 34.8%, compared to the three months ended March 31, 2012. This increase was primarily driven by $2.7 million of additional selling, general and administrative expenses resulting from the Interfast Acquisition. Payroll costs, stock based compensation and bad debt also increased by $2.4 million, $0.9 million and  $0.6 million, respectively, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  Other drivers were $0.2 million of increases each for legal fees, rent and group insurance, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Selling, general and administrative expenses of $5.5 million in our Rest of World segment for the three months ended March 31, 2013 decreased approximately $0.4 million, or 7.0%, compared to the three months ended March 31, 2012. This decrease was primarily driven by a decrease in payroll costs and bad debt of $0.3 million and $0.4 million, respectively, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. These decreases were partially offset by an increase in commissions of $0.2 million.  The decrease in payroll costs was driven by $0.4 million payroll tax charge related to the exercise of stock options that occurred during the three months ended March 31, 2012.

Other Expenses

Interest Expense, Net

Interest expense, net of $4.7 million for the three months ended March 31, 2013 decreased approximately $1.1 million, or 19.6%, compared to the three months ended March 31, 2012. This decrease was primarily the result of a reduction in the outstanding debt interest rate of 1.24%, partially offset by an increase of $84.0 million in the outstanding debt balances for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other Income (Expense), Net

Other expense, net of $1.9 million for the three months ended March 31, 2013 increased by $2.4 million compared to the three months ended March 31, 2012. This change was primarily due to realized and unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $14.2 million for the three months ended March 31, 2013 increased approximately $3.9 million, or 37.9%, compared to the three months ended March 31, 2012. Our effective tax rate was 32.6% and 34.3% during the three months ended March 31, 2013 and 2012, respectively. The decrease in our effective tax rate was primarily the result of the Company’s increase in foreign source income in territories which have lower tax rates than the United States, as well as S199 claims for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, which reduced the effective tax rate for the period.

Net Income

Due to the factors described above, we reported a net income of $29.4 million for the three months ended March 31, 2013, compared to net income of $19.7 million for the three months ended March 31, 2012. Net income as a percentage of net sales increased 2.2% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due to net sales, higher gross profit margins due to sales mix, lower interest expense and a lower tax rate during the quarter ended March 31, 2013 as compared to the prior year period, which was partially offset by a higher selling, general and administrative cost structure as a result of the Interfast Acquisition and integration costs.

Six months ended March 31, 2013 compared with the six months ended March 31, 2012

Net Sales

Consolidated net sales of $437.0 million for the six months ended March 31, 2013 increased approximately $62.3 million, or 16.6%, compared to the six months ended March 31, 2012. This growth in net sales includes the Interfast Acquisition, which occurred on July 3, 2012. Ad hoc, JIT and LTA sales as a percentage of net sales represented 40%, 26% and 34%, respectively, for the six months ended March 31, 2013, as compared to 38%, 27% and 35%, respectively, for the six months ended March 31, 2012.

Net sales of $391.9 million in our North America segment for the six months ended March 31, 2013 increased approximately $58.5 million, or 17.5%, compared to the six months ended March 31, 2012. This growth was partially driven by sales related to the Interfast Acquisition. Ad hoc and LTA net sales increased by $30.8 million and $10.7 million, respectively, while JIT net sales decreased by $1.4 million for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The increase in ad hoc net sales is primarily due to general growth across numerous customers. The increase in LTA net sales was also attributable to general growth across numerous customers, as no new material LTA contracts were added during the period. The decrease in JIT net sales was primarily related to a non-recurring contract sale with a customer that took place during the three months ended December 31, 2011. This decrease was partially offset by new JIT contracts, as well as general growth across the customer base.

Net sales of $96.3 million in our Rest of World segment for the six months ended March 31, 2013 increased approximately $23.9 million, or 33.0%, compared to the six months ended March 31, 2012. Ad hoc, JIT and LTA net sales increased by $5.4 million, $13.7 million and $3.0 million, respectively, for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. Ad hoc net sales growth was from sales across the customer base. JIT growth reflected the continued ramp up of Boeing 787 production, higher content and higher build rates among European commercial customers. The LTA increase was primarily due to growth in military programs with core customers.

Gross Profit

Consolidated gross profit of $155.4 million for the six months ended March 31, 2013 increased approximately $18.1 million, or 13.1%, compared to the six months ended March 31, 2012. Gross profit as a percentage of net sales was 35.6% for the six months ended March 31, 2013, compared to 36.7% for the six months ended March 31, 2012.

Gross profit of $129.7 million in our North America segment for the six months ended March 31, 2013 increased approximately $11.8 million, or 10.0%, compared to the six months ended March 31, 2012. Gross profit as a percentage of net sales in our North America segment was 29.7% for the six months ended March 31, 2013 compared to 31.5% for the six months ended March 31, 2012. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix and a decline in our ad hoc margins due to a competitive market and the effect of the Interfast Acquisition.

Gross profit of $29.6 million in our Rest of World segment for the six months ended March 31, 2013 increased approximately $7.0 million, or 30.9%, compared to the six months ended March 31, 2012. Gross profit as a percentage of net sales in our Rest of World segment was 6.8% for the six months ended March 31, 2013 compared to 6.0% for the six months ended March 31, 2012. The decrease in gross profit as a percentage of net sales was driven by an increase year over year in lower margin JIT and LTA net sales as well as a competitive ad hoc market and the pursuit of MRO sales which are typically lower margin sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $69.6 million for the six months ended March 31, 2013 increased approximately $13.7 million, or 24.5%, compared to the six months ended March 31, 2012. Selling, general and administrative expenses increased primarily due to $5.7 million of additional selling, general and administrative expenses associated with the Interfast Acquisition, as well increases in payroll costs, stock based compensation, professional fees, commissions, bad debt and group insurance of $3.7 million, $1.2 million, $0.9 million, $0.7 million,  $0.3 million and $0.3 million, respectively, for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.

Selling, general and administrative expenses of $58.0 million in our North America segment for the six months ended March 31, 2013 increased approximately $13.5 million, or 30.3%, compared to the six months ended March 31, 2012. This increase was primarily driven by $5.7 million of additional selling, general and administrative expenses resulting from the Interfast Acquisition. Other drivers were increases in payroll costs, stock based compensation, professional fees mainly related to audit and tax fees, as well as legal costs, bad debt and commissions of $3.8 million, $1.2 million, $1.0 million, $0.5 million and $0.4 million, respectively, for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.

Selling, general and administrative expenses of $11.6 million in our Rest of World segment for the six months ended March 31, 2013 increased approximately $0.2 million, or 1.9%, compared to the six months ended March 31, 2012. This increase was primarily driven by a $0.3 million increase in commission costs partially offset by a $0.2 million decrease in bad debt for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.  Payroll costs also increased by $0.5 million as a result of an increase in headcount but this increase was offset by a $0.4 million payroll tax benefit related to the exercise of stock options that occurred during the three months ended March 31, 2012.

Other Expenses

Interest Expense, Net

Interest expense, net of $16.1 million for the six months ended March 31, 2013 increased approximately $3.7 million, or 30%, compared to the six months ended March 31, 2012. This increase was primarily the result of an increase of $84.0 million in the outstanding debt balances and a $5.0 million write-off of deferred financing charges related to the refinancing of the old senior secured credit facilities during the six months ended December 31, 2012.  These increases were partially offset by a 1.25% interest rate reduction due to the debt refinance that occurred during the six months ended March 31, 2012.

Other Income (Expense), Net

Other income, net of $1.7 million for the six months ended March 31, 2013 increased by $2.3 million compared to the six months ended March 31, 2012. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $23.6 million for the six months ended March 31, 2013 decreased approximately $2.1 million, or 8.2%, compared to the six months ended March 31, 2012. Our effective tax rate was 33.1% and 37.4% during the six months ended March 31, 2013 and 2012, respectively. The decrease in provision for income taxes was primarily the result of the Company’s increase in foreign source income in territories which have lower tax rates than the United States, as well as S199 claims for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012, which reduced the effective tax rate for the period.

Net Income

Due to the factors described above, we reported a net income of $47.8 million for the six months ended March 31, 2013, compared to net income of $42.9 million for the six months ended March 31, 2012. Net income as a percentage of net sales decreased 0.5% for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012, due to lower gross profit margins percentage primarily due to sales mix, a higher selling, general and administrative cost structure as a result of the Interfast Acquisition and integration costs and higher interest expense as a result of a $5.0 million write-off of deferred financing charges related to the old senior secured credit facilities.  This was partially offset by a lower tax rate during the six months ended March 31, 2013 as compared to six months ended March 31, 2012.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our new revolving facility (as defined below under “—Credit Facilities—New Senior Secured Credit Facilities”). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $53.9 million and $55.2 million as of March 31, 2013 and 2012, respectively, of which approximately $11.7 million, or 21.7%, and $5.4 million, or 9.8%, was held by our foreign subsidiaries as of March 31, 2013 and 2012, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of March 31, 2013 or 2012. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•                  operating expenses;

•                  working capital requirements to fund the growth of our business;

•                  capital expenditures that primarily relate to IT equipment and our warehouse operations; and

•                  debt service requirements for borrowings under the new senior secured credit facilities (as defined below under “—Credit Facilities—New Senior Secured Credit Facilities”).

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our new revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our new revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of March 31, 2013, we did not have any material capital expenditure commitments.

Credit Facilities

New Senior Secured Credit Facilities

On December 7, 2012, the Company and Wesco Aircraft Hardware entered into a credit agreement with Barclays Bank PLC, or Barclays, as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint lead arrangers, and the lenders party thereto, to provide for a new (i) $625.0 million term loan facility, which we refer to as the new term loan facility, and (ii) $200.0 million revolving credit facility, which we refer to as the new revolving facility, and together with the new term loan facility, the new senior secured credit facilities.  Proceeds from the new senior secured credit facilities were used to refinance approximately $626.0 million of outstanding borrowings under the old senior secured credit facilities and to pay fees and expenses related to the entry into the new senior secured credit facilities. As of March 31, 2013, our outstanding indebtedness under the new senior secured credit facilities was approximately $601.5 million, all of which consisted of indebtedness under the new term loan facility.

The interest rate for the new term loan facility is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The new term loan facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the final payment due on December 7, 2017.

The interest rate for the new revolving facility is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The new revolving facility expires on December 7, 2017.

The obligations under the new senior secured credit facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The new senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The new senior secured credit facilities also require that our Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) not be in excess of 4.00 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the new senior secured credit facilities) not be less than 2.25. As of March 31, 2013, our pro forma Consolidated Total Leverage Ratio was 2.91 and our pro forma Consolidated Net Interest Coverage Ratio was 8.77.

Old Senior Secured Credit Facilities

The old senior secured credit facilities, which were repaid on December 7, 2012 in connection with our entry into the new senior secured credit facilities described above, consisted of a (i) $150.0 million revolving facility, which we refer to as the old revolving credit facility, (ii) $265.0 million term loan A facility, which we refer to as the old term loan A facility, and (iii) $350.0 million term loan B facility, which we refer to as the old term loan B facility. As of December 7, 2012, the date on which the old senior secured credit facilities were repaid, we had approximately $626.0 million of indebtedness outstanding, of which (a) $228.8 million consisted of indebtedness under the old term loan A facility, (b) $302.2 million consisted of indebtedness under the old term loan B facility and (c) $95.0 million consisted of indebtedness under the old revolving credit facility.

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

The old revolving credit facility would have expired on April 7, 2016. The applicable margin was based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR loans and 2.25% to 3.25% for the Eurocurrency loans. From September 30, 2012 through December 7, 2012, we paid approximately $132 in commitment fees for this line of credit.

The obligations under the old senior secured credit facilities were guaranteed by us and all of our direct and indirect, wholly owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The old senior secured credit facilities contained customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The old senior secured credit facilities also required that our Consolidated Total Leverage Ratio (as such ratio was defined in the old senior secured credit facilities) not be in excess of 4.00 (with step-downs on such ratio during subsequent periods) and that our Consolidated Interest Coverage Ratio (as such ratio was defined in the old senior secured credit facilities) not be less than 2.25.

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

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe, has available a £7 million ($10.6 million based on the March 31, 2013 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 as of March 31, 2013.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Six Months Ended March 31,
(In thousands)	2013	2012
Consolidated statements of cash flows data:
Net cash provided by operating activities	$31,993	$27,527
Net cash (used in) provided by investing activities	(1,189)	1,567
Net cash used in financing activities	(36,881)	(19,477)

Operating Activities

Our operating activities generated $32.0 million of cash in the six months ended March 31, 2013, an increase of $4.5 million compared to the six months ended March 31, 2012. This increase was primarily the result of a $14.1 million favorable change in income tax receivable and a $3.2 million decrease in taxes payable. The income tax receivable of $45.3 million as of September 30, 2012 continues to be utilized to offset required tax payments, as of March 31, 2013 the incomes tax receivable balance remains at $35.2 million.  Offsetting these increases in cash generation was a $12.1 million increase in the accounts receivable balance.  This increase was driven by a $43.7 million or 24% increase in sales during the three months ended March 31, 2013 as compared to March 31, 2012.

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

Investing Activities

Our investing activities used approximately $1.2 million and generated $1.6 million of cash in the six months ended March 31, 2013 and 2012, respectively. This decrease was primarily the result of a $2.8 million sale of tooling equipment during the six months ended March 31, 2012.

Financing Activities

Our financing activities used $36.9 million of cash in the six months ended March 31, 2013. This amount consisted of the repayment of $649.5 million of the old senior secured credit facilities, $7.3 million in financing fees, and $8.5 million used for the settlement of shares of common stock underlying certain restricted stock with awards in cash, offset by $625.0 million of proceeds from issuance of the new senior secured credit facilities and $3.0 million of proceeds received in connection with the exercise of stock options.

Our financing activities used approximately $19.5 million of cash in the six months ended March 31, 2012. This amount primarily consisted of $25.0 million used to repay principal against the old senior secured credit facilities.  The remaining amount was used to make repayments under our capital lease obligations.  These cash outflows were principally offset by proceeds received in connection with the exercise of stock options.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: general economic and industry conditions; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively manage our inventory; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain an effective IT system; our ability to retain key personnel; risks associated with our international operations; fluctuations in our financial results from period-to-period; Carlyle’s ability to control the majority of the voting power of our outstanding common stock; our ability to effectively compete in our industry; risks related to our indebtedness; and other risks and uncertainties.

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

Foreign Currency Exposure

Currency Translation

During the six-month periods ended March 31, 2013 and March 31, 2012, approximately 31% and 19%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 42% and 33%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar and the Euro.

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

A hypothetical 5% increase in the value of the British pound, the Euro and the Canadian dollar relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012, and $0.6 million, less than $0.1 million and $0.2 million, respectively, during the six months ended March 31, 2013. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012 and $0.6 million, less than $0.1 million and $0.2 million, respectively, during the six months ended March 31, 2013.

Currency Transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2012, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $116.3 million and €11.0 million, respectively, and had purchases in U.S. dollars and Euros of approximately $55.1 million and €14.9 million, respectively. During the six months ended March 31, 2013, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $72.8 million and €6.0 million, respectively, and had purchases in U.S. dollars and Euros of approximately $42.6 million and €11.5 million, respectively. During the year ended September 30, 2012, our subsidiary in Canada, which we acquired in connection with the Interfast Acquisition, had sales in U.S. dollars of approximately $16.2 million and had purchases in U.S. dollars of approximately $11.9 million. During the six months ended March 31, 2013, our subsidiary in Canada had sales in U.S. dollars of approximately $33.3 million and had purchases in U.S. dollars of approximately $23.8 million. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2012 to March 31, 2013, the U.S dollar remained stable against the pound at $1.58.  A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds, whereas a weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds.  However, as a result of the slight movement of the U.S. dollar against the pound during fiscal 2011, fiscal 2012 and the six months ended March 31, 2013, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.6 million and $0.8 million during the six months ended March 31, 2013 and fiscal 2012, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.6 million and $0.8 million during the six months ended March 31, 2013 and fiscal 2012, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of March 31, 2013, we had no outstanding currency forward and option contracts.

Interest Rate Risk

Our principal interest rate exposure relates to the new senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—New Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the new senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of March 31, 2013, annual cash interest expense, including fees under our new revolving facility, would have been approximately $15.5 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $6.0 million per year, without taking into account the effect of any hedging instruments.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. Upon the maturity of our previous interest rate swap agreements, we entered into two interest rate swap agreements—one that expired in February 2012 and one that expired in June 2012—which we refer to collectively as the Swaps. Each Swap converted the interest rate on approximately $200.0 million (notional amount) of our outstanding indebtedness from variable rates to a fixed interest rate. During the six months ended March 31, 2013 and March 31, 2012, we recorded a gain in the amount of approximately $0 and $1.3 million, respectively, as a result of changes in fair value of derivative financial instruments. These gains are recorded as a component of interest expense. The Company is not currently a party to any swap agreements.

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

ITEM 1A.  RISK FACTORS.

The risk factor presented below amends and restates the corresponding risk factor previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012:

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

In particular, military spending may be negatively impacted by the Budget Control Act of 2011, or the Budget Act, which was passed in August 2011, and the related American Taxpayer Relief Act of 2012, or the Relief Act, which was passed in January 2013. The Budget Act called for a $917.0 billion reduction in discretionary spending over the next decade, and also created a joint committee of Congress, or the Super Committee, that was responsible for identifying up to an additional $1.5 trillion in deficit reductions by November 23, 2011. The Super Committee failed to reach an agreement by the November 23, 2011 deadline. As a result, $1.2 trillion in automatic spending cuts over a nine-year period, split between defense and non-defense programs, which we collectively refer to as Sequestration, were scheduled to be triggered beginning in January 2013. The threat of Sequestration, along with the expiration of certain tax cuts on December 31, 2012, was collectively referred to as the “Fiscal Cliff.” On January 2, 2013, President Obama signed the Relief Act, which partially resolved the Fiscal Cliff, but did not eliminate the threat of Sequestration, instead moving the applicable trigger date to March 1, 2013, which we refer to as the Sequester Deadline. No alternative resolution was reached prior to the Sequester Deadline, and as a result, Sequestration went into effect at that time. We are unable to predict the impact the cuts associated with Sequestration will ultimately have on funding for the military programs which we support. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

There have been no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.              OTHER INFORMATION.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act, as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, or the Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engage in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, our affiliates include any entity controlled by us as well as any person or entity that controls us or is under common control with us. The Carlyle Group L.P., an entity that may be considered to be affiliated with us, has informed us that it intends to include disclosure in substantially the following form, which we refer to as the Applus Disclosure, in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. We have no involvement in or control over the activities of Applus Servicios Technologicos S.L.U., any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the following Applus Disclosure. The Applus Disclosure does not relate to any activities conducted by us and does not involve us or our management. Carlyle has also advised us that the final Applus Disclosure, which will be contained in its Form 10-Q for the quarter ended March 31, 2013, may be modified or otherwise change depending on additional information provided to Carlyle between the date hereof and the filing of its Form 10-Q.

“We [Carlyle] have been advised by Applus Servicios Technologicos S.L.U. (“Applus”), a European company in which our private equity funds have invested and which may be considered our affiliate, that during the period January 1, 2013 until March 31, 2013, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (IDRO), which has been designated as an agency of the Government of Iran. For this period, gross revenue attributable to such sales was €86,633, with estimated net profits to Applus of approximately €15,593.  At this time, we are unable to determine whether the IDRO, directly or indirectly, controls these customers. Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised us that its subsidiary has discontinued its dealings with such customers, and that it does not otherwise intend to continue or enter into any Iran-related activity.  All such dealings (including limited wind-down activities) were discontinued prior to March 8, 2013, in accordance with the requirements of Section 218 of the Iran Threat Reduction and Syria Human Rights Act of 2012, as amended.”

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

3.2	Amended and Restated Bylaws of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))

10.1

Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., RBC Capital Markets, KeyBank National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., BBVA Compass Bank, PNC Bank, National Association, Raymond James Bank, N.A. and the lenders party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.2

Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.3

Credit Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, Royal Bank of Canada, Bank of America, N.A. and the lenders party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))

10.4

First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2012)

10.5

Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.6

Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.7

Management Annual Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.8

Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of July 23, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.9

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1

dated April 8, 2011 (Registration No. 333-173381))

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

Date: May 9, 2013	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and
Chief Executive Officer

Date: May 9, 2013	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)