Form 10-Q
period 2013-06-30
Wesco Aircraft Holdings, Inc
filed 2013-08-06
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of August 2, 2013 was 94,167,476.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	September 30,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$60,959	$60,856
Accounts receivable, net of allowance for doubtful accounts of $4,088 at June 30, 2013 and $4,067 at September 30, 2012, respectively	145,631	130,013
Inventories, net	611,029	558,466
Prepaid expenses and other current assets	13,214	8,683
Income taxes receivable	25,875	45,261
Deferred income taxes	32,022	32,872
Total current assets	888,730	836,151

Property and equipment, net	21,036	20,769
Deferred financing costs, net	9,371	9,255
Goodwill	562,103	563,896
Intangible assets, net	100,996	106,808
Other assets	556	537
Total assets	$1,582,792	$1,537,416
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$87,804	$79,940
Accrued expenses and other current liabilities	18,386	19,788
Income taxes payable	2,833	2,078
Capital lease obligations—current portion	1,119	593
Total current liabilities	110,142	102,399
Long-term debt	578,000	626,000
Capital lease obligations	844	205
Deferred income taxes	65,386	55,445
Total liabilities	754,372	784,049
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share: 950,000,000 shares authorized; 93,912,729 and 93,087,049 shares issued and outstanding as of June 30, 2013 and September 30, 2012 respectively	93	93
Class B convertible redeemable common stock, $0.001 par value per share: 2,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	—	—
Additional paid-in capital	380,478	367,470
Accumulated other comprehensive loss	(10,073)	(5,730)
Retained earnings	466,374	391,534
Less treasury stock, at cost, 626,225 shares as of June 30, 2013	(8,452)	—
Total stockholders’ equity	828,420	753,367
Total liabilities and stockholders’ equity	$1,582,792	$1,537,416

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$230,236	$189,346	$667,269	$564,044
Cost of sales	148,345	122,067	429,970	359,417
Gross profit	81,891	67,279	237,299	204,627
Selling, general and administrative expenses	35,756	32,327	105,377	88,231
Income from operations	46,135	34,952	131,922	116,396
Interest expense, net	(4,680)	(5,836)	(20,748)	(18,181)
Other income (expense), net	(563)	1,157	1,170	616
Income before provision for income taxes	40,892	30,273	112,344	98,831
Provision for income taxes	(13,866)	(7,980)	(37,504)	(33,637)
Net income	$27,026	$22,293	$74,840	$65,194
Other Comprehensive Income, net	1,098	(76)	(4,343)	(389)
Comprehensive income	$28,124	$22,217	$70,497	$64,805
Net income per share:
Basic	$0.29	$0.24	$0.80	$0.71
Diluted	$0.28	$0.23	$0.78	$0.68
Weighted average shares outstanding:
Basic	93,556	92,486	92,985	91,815
Diluted	95,924	96,068	95,579	95,554

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$74,840	$65,194
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	4,952	2,769
Depreciation	3,543	4,132
Amortization of deferred financing costs	7,158	2,201
Bad debt and sales return reserve	64	(498)
Non-cash foreign currency exchange	1,077	14
Non-cash stock-based compensation	2,712	1,148
Excess tax benefit related to stock options exercised	(3,120)	(1,778)
Change in fair value of derivative	—	(1,703)
Deferred income tax provision	10,771	11,743
Loss on fixed asset disposal	—	354
Changes in assets and liabilities
Accounts receivable	(22,344)	(18,467)
Inventories	(53,733)	(23,148)
Income taxes receivable	22,508	(8,745)
Prepaid expenses and other assets	(4,888)	(2,789)
Accounts payable	13,656	14,758
Accrued expenses and other liabilities	(1,195)	(570)
Income taxes payable	900	1,401
Net cash provided by operating activities	56,901	46,016
Cash flows from investing activities
Purchases of property and equipment	(1,844)	(6,074)
Proceeds from sale of equipment	—	2,737
Net cash used in investing activities	(1,844)	(3,337)
Cash flows from financing activities
Proceeds from issuance of long-term debt	625,000	95,000
Repayment of long-term debt	(673,000)	(25,000)
Financing Fees	(7,275)	—
Repayment of capital lease obligations	(910)	(1,559)
Excess tax benefit related to stock options exercised	3,120	1,778
Proceeds from exercise of stock options	7,178	5,661
Payment for treasury stock	(8,452)	—
Net cash provided by (used in) financing activities	(54,339)	75,880
Effect of foreign currency exchange rates on cash and cash equivalents	(615)	(44)
Net increase in cash and cash equivalents	103	118,515
Cash and cash equivalents, beginning of period	60,856	45,525
Cash and cash equivalents, end of period	$60,959	$164,040

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

During the third quarter of 2013, the Company considered the adoption of ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which amends FASB ASC 830, Foreign Currency Matters.  This guidance requires the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The Company has not yet adopted ASU 2013-05 as it did not have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2013 and 2012, the Company’s excess and obsolete reserve was approximately $118,415 and $107,996, respectively. Of these amounts, approximately $8,305 and $11,496 was recorded during the nine months ended June 30, 2013 and 2012, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess and slow-moving quantities of inventories.

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

A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $16,679 of its inventory. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual parts can be sold and customer buying patterns, the Company maintains an unreserved slow-moving inventory of $17,854 which it believes based on historical and anticipated sell through rates will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it’s necessary to reserve for a portion of this $17,854 of inventory.

Note 4. Goodwill

During the quarter ended June 30, 2013, the Company recorded a $1,250 decrease to goodwill associated with their finalization of Interfast’s excess and obsolete inventory reserve. This adjustment was made within the one year measurement period and has been recorded retroactively to the acquisition date, July 3, 2012.

	June 30, 2013	September 30, 2012
Beginning balance	$563,896	$504,764
Foreign currency translation	(1,793)	1,911
Purchase accounting adjustment	—	57,221
Ending balance	$562,103	$563,896

Note 5. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. As of June 30, 2013 the carrying amounts of the $625,000 term loan approximated its respective fair value.

Note 6. Long-Term Debt

	June 30,	September 30,
	2013	2012
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

	—	302,195

$150,000 revolving line of credit, bearing interest based on the “ABR” (defined as Prime Rate plus an applicable margin rate ranging from 1.25%-2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin ranging from 2.25%- 3.25%), whichever was greater. The applicable margin rates were indexed to the Company’s consolidated leverage ratio and adjusted each reporting period based on operating results. The revolver would have been due on April 7, 2016.	—	95,000

$

 625,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%), whichever is greater. The applicable margin rates are indexed to the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 2.50% by the fifth year of the principal amount of $625,000 with the final payment due on December 7, 2017. Interest rate was 2.45% at June 30, 2013

	578,000	—

$

 200,000 revolving line of credit, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%), whichever is greater. The applicable margin rates are indexed to the Company’s Consolidated Leverage Ratio and (as such ratio is defined in the new senior secured credit facilities) adjusted each reporting period based on operating results. The revolver is due on December 7, 2017. Interest rate was 2.45% at June 30, 2013.

	—	—

Less: current portion	—	—
Long-term debt	$578,000	$626,000

On December 7, 2012, the Company completed a refinancing of its existing debt facilities for the purpose of reducing the applicable interest rate on all loans. The new debt consists of a $200,000 revolving line of credit and a $625,000 term loan. The revolving line of credit and the term loan, which together we refer to as the new senior secured credit facilities, mature on December 7, 2017.

Under the terms and definitions of the new senior secured credit facilities as of June 30, 2013, the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) cannot exceed 4.00 and its Consolidated Net Interest Coverage Ratio (as such ratio is defined in the new senior secured credit facilities) cannot be less than 2.25. The new senior secured credit facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2013.  Borrowings under the new senior secured credit facilities are guaranteed by the Company and all of its direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of the Company’s assets and the assets of its guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

As of June 30, 2013, the Company has made voluntary prepayments totaling approximately $31,375 on the new $625,000 term loan that have been applied to future required quarterly payments. As of June 30, 2013, there were no outstanding borrowings under the $200,000 revolving line of credit.

The Company’s subsidiary, Wesco Aircraft Europe Limited, has available a £7.0 million ($10.6 million based on the June 30, 2013 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of June 30, 2013.

As a result of the refinancing, the Company recorded a loss on extinguishment of debt in the amount of $4,960. The loss on extinguishment was recorded as a component of interest expense, net in the consolidated statements of earnings and comprehensive income during the three months ended December 31, 2012.  Additionally, $3,894 of unamortized debt issuance costs remains capitalized and new creditor fees associated with the December 7, 2012 refinancing in the amount of $6,449 were capitalized. These fees will be amortized over the term of the debt using the effective interest rate method.  The total deferred financing costs capitalized at the close of the transaction on December 7, 2012 totaled $10,343.

Note 7. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$27,026	$22,293	$74,840	$65,194
Foreign exchange translation adjustment	1,098	(76)	(4,343)	(389)
Total comprehensive income	$28,124	$22,217	$70,497	$64,805

Note 8. Net Income Per Share

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income	$27,026	$22,293	$74,840	$65,194
Basic weighted average shares outstanding	93,556	92,486	92,985	91,815
Dilutive effect of stock options and restricted stock awards/units	2,368	3,582	2,594	3,739
Dilutive weighted average shares outstanding	95,924	96,068	95,579	95,554
Basic net income per share	$0.29	$0.24	$0.80	$0.71
Diluted net income per share	$0.28	$0.23	$0.78	$0.68

There were 0 and 214,990 shares of common stock equivalents for the three and nine months ended June 30, 2013 and June 30, 2012, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

Note 9. Segment Reporting

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

The following table presents net sales and operating income by business segment:

	Three Months Ended June 30, 2013
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$208,129	$53,749	$(31,642)	$230,236
Gross profit	67,736	16,129	(1,974)	81,891
Income from operations	38,185	7,918	32	46,135
Interest expense, net	(3,377)	(1,303)	(—)	(4,680)
Provision for income taxes	12,319	1,539	8	13,866
Total assets	1,771,208	293,118	(481,534)	1,582,792
Goodwill	555,714	6,389	—	562,103
Capital expenditures	342	313	—	655
Depreciation and amortization	2,540	235	—	2,775

	Three Months Ended June 30, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$166,918	$41,605	$(19,177)	$189,346
Gross profit	55,653	13,175	(1,549)	67,279
Income from operations	28,946	5,826	180	34,952
Interest expense, net	(5,642)	(194)	(—)	(5,836)
Provision for income taxes	6,241	1,671	68	7,980
Total assets	1,394,019	132,918	(59,595)	1,467,342
Goodwill	498,200	6,560	—	504,760
Capital expenditures	4,765	117	—	4,882
Depreciation and amortization	2,057	212	—	2,269

	Nine Months Ended June 30, 2013
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$600,030	$150,090	$(82,851)	$667,269
Gross profit	197,400	45,715	(5,816)	237,299
Income from operations	109,826	22,012	84	131,922
Interest expense, net	(16,743)	(4,005)	(—)	(20,748)
Provision for income taxes	32,792	4,683	29	37,504
Total assets	1,771,208	293,118	(481,534)	1,582,792
Goodwill	555,714	6,389	—	562,103
Capital expenditures	1,362	482	—	1,844
Depreciation and amortization	7,807	688	—	8,495

	Nine Months Ended June 30, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$500,358	$114,026	$(50,340)	$564,044
Gross profit	173,540	35,787	(4,700)	204,627
Income from operations	102,315	13,491	590	116,396
Interest expense, net	(17,619)	(562)	(—)	(18,181)
Provision for income taxes	29,797	3,615	225	33,637
Total assets	1,394,019	132,918	(59,595)	1,467,342
Goodwill	498,200	6,560	—	504,760
Capital expenditures	5,774	300	—	6,074
Depreciation and amortization	6,261	640	—	6,901

Geographic Information

The Company operates principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the three and nine months ended June 30, 2013 and June 30, 2012 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2013		2012		2013		2012
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
United States of America	159,074	69.1%	144,403	76.2%	461,965	69.2%	440,216	78.1%
Canada	18,305	8.0%	3,938	2.1%	57,612	8.6%	10,696	1.9%
United Kingdom	37,269	16.2%	37,441	19.8%	108,192	16.2%	95,558	16.9%
Other European countries	12,019	5.2%	1,270	0.7%	30,276	4.6%	10,225	1.8%
Asia, Pacific Rim, Middle East and other	3,569	1.5%	2,294	1.2%	9,224	1.4%	7,349	1.3%
	230,236	100.0%	189,346	100.0%	667,269	100.0%	564,044	100.0%

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

Executive Overview

We are one of the world’s largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, or JIT, delivery and point-of-use inventory management. We supply approximately 525,000 different stock-keeping units, or SKUs, including hardware, bearings, tools and more recently, electronic components and machined parts. We serve our customers under three types of arrangements: JIT contracts, which govern comprehensive outsourced supply chain management services; long-term agreements, or LTAs, which set prices for specific parts; and ad hoc sales. JIT contracts and LTAs, which together comprised approximately 62% of our fiscal 2012 net sales, are multi-year arrangements that provide us with significant visibility into our future sales.

Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 7,400 customers in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs, and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 14.8% compounded annual growth rate over the past 20 years to $776.2 million in fiscal 2012. We have more than 1,200 employees and operate across 42 locations in 12 countries.

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

During 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During 2011, 2012 and the first nine months of fiscal 2013, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, coupled with the sustained high fuel prices and the need to replace aging aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft increased in 2011, 2012 and the first nine months of fiscal 2013, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial maintenance, repair and overhaul, or MRO, providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

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

We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding relationships with our existing JIT customers to include additional customer sites and additional SKUs. We believe this strategy serves to mitigate fluctuations in our net sales. However, our sales to JIT customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected. Although our ad hoc sales as a percentage of net sales increased from 37% in 2010 to 39% in fiscal 2011 then decreased to 38% during fiscal 2012 and increased to 40% for the nine months ended June 30, 2013, we do not believe that this recent upward trend in ad hoc sales is inconsistent with our strategy of transitioning customers to JIT contracts and LTAs. Instead, we believe that an increase in ad hoc sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases. Accordingly, even though we believe that our ad hoc sales will continue at the current level throughout fiscal 2013, we do not believe that this trend will impact our long-term JIT and LTA strategy.

During 2011, we were notified by Boeing of its intent to perform certain supply chain management functions in-house that we had been providing at two Boeing facilities under JIT contracts that were awarded to us when these particular facilities were under different ownership. In fiscal 2011, JIT sales under these contracts accounted for approximately 3.1% of our net sales and our total sales to these two Boeing facilities accounted for approximately 7.2% of our total sales during the same period. If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under JIT contracts and LTAs help to mitigate fluctuations in our financial results, as JIT and LTA customers tend to have steadier purchasing patterns than ad hoc customers. However, our sales to JIT and LTA customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated part-by-part usage rates are actually lower. In addition, as is noted above, our ad hoc sales as a percentage of net sales increased during fiscal 2011, decreased slightly during fiscal 2012 and increased again during the nine months ended June 30, 2013.

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

We believe that our strategy of growing our JIT and LTA sales and converting ad hoc customers into JIT and LTA customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are in JIT and LTA-related sales. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to JIT contracts and LTAs. During fiscal 2012 and the nine months ended June 30, 2013, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain relatively consistent throughout fiscal 2013. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

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

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected. As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2012 and the nine months ended June 30, 2013, we experienced modest inventory builds of approximately $32.3 million and $53.7 million, respectively, which were primarily driven by purchases to support new contracts as well as strategic investments made in anticipation of the expected industry growth cycle. We would expect inventory to continue to grow as net sales increase.  However, given that growth in our business typically requires us to procure additional inventory, which has a negative impact on our cash flows, we believe that cost of sales as a percentage of inventory is a useful additional metric to use when analyzing our inventory management relative to the growth of our business.  For example, our cost of sales as a percentage of inventory increased from 90.2% during fiscal 2011 to 93.7% during fiscal 2012 (exclusive of any sales or inventory attributable to the Interfast business) and also increased from 63.7% during the nine months ended June 30, 2012 to 64.4% during the nine months ended June 30, 2013, in both cases reflecting an increase in our inventory turns when compared to the prior year period.  In addition, although we believe that our cost of sales as a percentage of inventory reflects a positive trend in inventory management, as disclosed above, our recent inventory build also related to strategic purchases made in anticipation of an expected industry growth cycle. Although we believe that during fiscal 2012 and the nine months ended June 30, 2013, the aerospace industry was in the early stages of a growth cycle, and accordingly made strategic inventory purchases, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected timeframe. We believe that this lower than expected demand is the result of inventory purchases that remain in the supply chain from the last downturn and is taking longer for those parties to sell-off. Accordingly, we believe that the strategic inventory purchases we made during fiscal 2012 and the nine months ended June 30, 2013, combined with this lower than expected demand, has had a modest negative impact on our cash flows, slightly offsetting the overall positive trend in inventory management, as reflected in the comparison of cost of sales as a percentage of inventory.

Segment Presentation

We conduct our business through two reportable segments: North America and Rest of World. We evaluate segment performance based on segment operating earnings or losses. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision maker, or CODM. Our Chief Executive Officer serves as our CODM. Each reportable segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their respective customers.

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

We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis. In fiscal 2010 and 2009, we experienced a decrease in ad hoc sales due to a weakening aerospace market that resulted in customers reducing their on-hand inventory and our strategy of transitioning ad hoc sales to JIT contracts or LTAs in an effort to achieve a more predictable revenue stream. JIT contracts and LTAs typically run for three to five years. However, in fiscal 2012 and 2011 and the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012, we experienced an increase in both ad hoc and LTA sales.

Cost of Sales

The principal component of our cost of sales is product cost, which was approximately 96% of our total cost of sales for the nine months ended June 30, 2013. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 4% of our total cost of sales for the nine months ended June 30, 2013.

Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. The current weighted average cost is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers’ available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2012, as a result of the economic downturn and its effect on the global aerospace industry, our suppliers’ collective production capacity increased, which generally resulted in a decrease in per part prices and therefore a decrease in our product costs. We expect as conditions within the aerospace industry continue to improve per part prices will increase as our suppliers’ capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such future price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down quarterly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.”

As of June 30, 2013 and 2012, we had recorded an aggregate of approximately $118.4 million and $108.0 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $8.3 million and $11.5 million were recorded during the nine months ended June 30, 2013 and 2012, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves we recorded during the periods covered by this report, including disclosure relating to our inventory that was comprised of units for which there have been no sales in the prior 12 months, see Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Selling, general and administrative expenses, as a percentage of net sales, have generally continued to decline as we have leveraged the fixed cost and labor component of our infrastructure while consolidated net sales have grown. However, for the year ended September 30, 2012 and the nine months ended June 30, 2013, we experienced an increase in selling, general and administrative expenses as a percentage of net sales in part as a result of the recent Interfast Acquisition and initial recurring and non-recurring public company costs. We continue to expect that selling, general and administrative expenses, as a percentage of net sales, will decline over time as we continue to leverage our current infrastructure.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets acquired in a business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill and indefinite lived intangibles impairment testing is performed at the reporting unit level on July 1 of each year.

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

We reviewed the carrying value of our reporting units and indefinite lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2012, 2011 and 2010, the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of June 30, 2013 related to either goodwill or the indefinite-lived intangible asset.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Non-cash stock-based compensation	$837	$457	$2,712	$1,148

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

Results of Operations

	Three Months Ended		Nine Months Ended
	June 30		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Consolidated statements of income:
Net sales:
North America	$208,129	$166,918	$600,030	$500,358
Rest of World	53,749	41,605	150,090	114,026
Intercompany elimination	(31,642)	(19,177)	(82,851)	(50,340)
Net sales	230,236	189,346	667,269	564,044
Gross profit:
North America	67,736	55,653	197,400	173,540
Rest of World	16,129	13,175	45,715	35,787
Intercompany elimination	(1,974)	(1,549)	(5,816)	(4,700)
Gross profit	81,891	67,279	237,299	204,627
Selling, general and administrative expenses:
North America	29,551	26,706	87,575	71,225
Rest of World	6,205	5,621	17,802	17,006
Selling, general and administrative expenses	35,756	32,327	105,377	88,231
Income from operations	46,135	34,952	131,922	116,396
Interest expense, net	(4,680)	(5,836)	(20,748)	(18,181)
Other income (expense), net	(563)	1,157	1,170	616
Income before provision for income taxes	40,892	30,273	112,344	98,831
Provision for income taxes	(13,866)	(7,980)	(37,504)	(33,637)
Net income	$27,026	$22,293	$74,840	$65,194

	Three Months Ended		Nine Months Ended
	June 30		June 30,
(as a % of total net sales; numbers have been rounded)	2013	2012	2013	2012

Consolidated statements of income:
Net sales:
North America	90.4%	88.1%	89.9%	88.7%
Rest of World	23.3	21.9	22.5	20.2
Intercompany elimination	(13.7)	(10.1)	(12.4)	(8.9)
Net sales	100.0	100.0	100.0	100.0
Gross profit:
North America	29.5	29.4	29.6	30.8
Rest of World	7.0	7.0	6.9	6.3
Intercompany elimination	(0.9)	(0.8)	(0.9)	(0.8)
Gross profit	35.6	35.5	35.6	36.3
Selling, general and administrative expenses:
North America	12.9	14.1	13.1	12.6
Rest of World	2.7	3.0	2.7	3.0
Selling, general and administrative expenses	15.6	17.1	15.8	15.6
Income from operations	20.0	18.5	19.8	20.6
Interest expense, net	(2.1)	(3.1)	(3.2)	(3.2)
Other income (expense), net	(0.2)	0.6	0.2	(0.1)
Income before provision for income taxes	17.7	16.0	16.8	17.5
Provision for income taxes	(6.0)	(4.2)	(5.6)	(6.0)
Net income	11.7%	11.8%	11.2%	11.5%

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

Net Sales

Consolidated net sales of $230.2 million for the three months ended June 30, 2013 increased approximately $40.9 million, or 21.6%, compared to the three months ended June 30, 2012. This growth in net sales includes the Interfast Acquisition, which occurred on July 3, 2012. Ad hoc, JIT and LTA sales as a percentage of net sales represented 40%, 27% and 33%, respectively, for the three months ended June 30, 2013, as compared to 39%, 24% and 37%, respectively, for the three months ended June 30, 2012.

Net sales of $208.1 million in our North America segment for the three months ended June 30, 2013 increased approximately $41.2 million, or 24.7%, compared to the three months ended June 30, 2012. Ad hoc, JIT, and LTA net sales increased by $15.3 million, $6.8 million and $8.4 million, respectively, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in ad hoc net sales is primarily due to general growth across numerous customers. The increase in JIT net sales was primarily driven by the maturation of our existing JIT contracts, as well as the additions of new locations for some of  our major customers and general growth across the customer base. The increase in LTA net sales was also attributable to general growth across numerous customers, as no new material LTA contracts were added during the period.

Net sales of $53.7 million in our Rest of World segment for the three months ended June 30, 2013 increased approximately $12.1 million, or 29.2%, compared to the three months ended June 30, 2012. Ad hoc and JIT net sales increased by $2.5 million and $9.2 million, respectively, while LTA net sales decreased by $2.3 million, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Ad hoc net sales growth was attributable to increases in European production and growth across the customer base due to build rate increases. The JIT increase was driven by further growth of the Boeing 787 production and higher build rates with European commercial customers. The decrease in LTA sales was primarily due to a ramp up in military contracts that took place during the three months ended June 30, 2012.

Gross Profit

Consolidated gross profit of $81.9 million for the three months ended June 30, 2013 increased approximately $14.6 million, or 21.7%, compared to the three months ended June 30, 2012. Gross profit as a percentage of net sales was 35.6% for the three months ended June 30, 2013, compared to 35.5% for the three months ended June 30, 2012.

Gross profit of $67.7 million in our North America segment for the three months ended June 30, 2013 increased approximately $12.1 million, or 21.7%, compared to the three months ended June 30, 2012. Gross profit as a percentage of net sales in our North America segment was 32.5% for the three months ended June 30, 2013 compared to 33.3% for the three months ended June 30, 2012. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix including higher EPG sales, which have lower margins than hardware sales.

Gross profit of $16.1 million in our Rest of World segment for the three months ended June 30, 2013 increased approximately $3.0 million, or 22.4%, compared to the three months ended June 30, 2012. Gross profit as a percentage of net sales in our Rest of World segment was 30.0% for the three months ended June 30, 2013 compared to 31.7% for the three months ended June 30, 2012.  The decrease in gross profit as a percentage of net sales was driven by an increase year over year in lower margin JIT net sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $35.8 million for the three months ended June 30, 2013 increased approximately $3.4 million, or 10.6%, compared to the three months ended June 30, 2012. Total selling, general and administrative expenses as a percentage of net sales decreased by 1.5% during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  Selling, general and administrative expenses decreased as a percentage of net sales due to the leveraging of our current infrastructure as we integrate the Interfast Acquisition and utilize our current operating capacity.

Selling, general and administrative expenses of $29.6 million in our North America segment for the three months ended June 30, 2013 increased approximately $2.8 million, or 10.7%, compared to the three months ended June 30, 2012. This increase was primarily driven by $2.8 million of additional selling, general and administrative expenses resulting from the Interfast Acquisition, as well as, increases in payroll costs, secondary offering costs, bad debt and stock based compensation of $1.5 million, $0.5 million, $0.5 million and $0.4 million, respectively, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  The increase in payroll costs were related to a 10.2% increase in headcount in order to support the 24.7% sales growth for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  These increases were partially offset by a decrease in integration costs of $2.6 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Selling, general and administrative expenses of $6.2 million in our Rest of World segment for the three months ended June 30, 2013 increased by approximately $0.6 million, or 10.4%, compared to the three months ended June 30, 2012. This was primarily due to an increase in commissions and payroll costs of $0.4 million and $0.1 million, respectively, million to support the 29.2% net sales growth for the three months ended June 30, 2013 as compared to June 30, 2012.

Other Expenses

Interest Expense, Net

Interest expense, net of $4.7 million for the three months ended June 30, 2013 decreased approximately $1.2 million, or 19.8%, compared to the three months ended June 30, 2012. This decrease was primarily the result of a reduction in the outstanding debt interest rate of 1.15%, and a $48.0 million decrease the outstanding debt balances for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other Income (Expense), Net

Other expense, net of $0.6 million for the three months ended June 30, 2013 increased by $1.7 million compared to the three months ended June 30, 2012. This change was primarily due to realized and unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $13.9 million for the three months ended June 30, 2013 increased approximately $5.9 million, or 73.8%, compared to the three months ended June 30, 2012. Our effective tax rate was 33.9% and 26.4% during the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2012, the lower tax rate was primarily the result of a $2.3 million S199 and S41 claims which reduced the effective tax rate for the period.

Net Income

Due to the factors described above, we reported a net income of $27.0 million for the three months ended June 30, 2013, compared to net income of $22.3 million for the three months ended June 30, 2012. Net income as a percentage of net sales decreased 0.1% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, due to a slightly higher tax rate during the quarter ended June 30, 2013 as compared to the prior year period.

Nine months ended June 30, 2013 compared with the nine months ended June 30, 2012

Net Sales

Consolidated net sales of $667.3 million for the nine months ended June 30, 2013 increased approximately $103.2 million, or 18.3%, compared to the nine months ended June 30, 2012. This growth in net sales includes the Interfast Acquisition, which occurred on July 3, 2012. Ad hoc, JIT and LTA sales as a percentage of net sales represented 40%, 26% and 34%, respectively, for the nine months ended June 30, 2013, as compared to 38%, 26% and 36%, respectively, for the nine months ended June 30, 2012.

Net sales of $600.0 million in our North America segment for the nine months ended June 30, 2013 increased approximately $99.7 million, or 19.9%, compared to the nine months ended June 30, 2012. This growth was partially driven by sales related to the Interfast Acquisition. Ad hoc, JIT, and LTA net sales increased by $46.1 million, $5.4 million and $19.1 million, respectively, for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase in ad hoc net sales is primarily due to general growth across numerous customers. The increase in JIT net sales was primarily due to the maturity of our existing contracts, as well as general growth across the customer base partially offset by a non-recurring contract sale with a customer that took place during the three months ended December 31, 2011. The increase in LTA net sales was also attributable to general growth across numerous customers, as no new material LTA contracts were added during the period.

Net sales of $150.1 million in our Rest of World segment for the nine months ended June 30, 2013 increased approximately $36.1 million, or 31.6%, compared to the nine months ended June 30, 2012. Ad hoc, JIT, and LTA net sales increased by $7.9 million, $22.8 million and $0.8 million, respectively, for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. Ad hoc net sales growth was from sales across the customer base. JIT growth reflected the continued ramp up of Boeing 787 production, higher content and higher build rates among European commercial customers. The slight LTA increase was primarily the result of increased orders from helicopter manufacturers.

Gross Profit

Consolidated gross profit of $237.3 million for the nine months ended June 30, 2013 increased approximately $32.7 million, or 16.0%, compared to the nine months ended June 30, 2012. Gross profit as a percentage of net sales was 35.6% for the nine months ended June 30, 2013, compared to 36.3% for the nine months ended June 30, 2012.

Gross profit of $197.4 million in our North America segment for the nine months ended June 30, 2013 increased approximately $23.9 million, or 13.7%, compared to the nine months ended June 30, 2012. Gross profit as a percentage of net sales in our North America segment was 32.9% for the nine months ended June 30, 2013 compared to 34.7% for the nine months ended June 30, 2012. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix and a decline in our ad hoc margins due to a competitive market and the Interfast Acquisition.

Gross profit of $45.7 million in our Rest of World segment for the nine months ended June 30, 2013 increased approximately $9.9 million, or 27.7%, compared to the nine months ended June 30, 2012. Gross profit as a percentage of net sales in our Rest of World segment was 30.5% for the nine months ended June 30, 2013 compared to 31.4% for the nine months ended June 30, 2012. The decrease in gross profit as a percentage of net sales was mainly due to the strong growth in low margin JIT sales as well as pressure on ad hoc margins and a competitive market.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $105.4 million for the nine months ended June 30, 2013 increased approximately $17.1 million, or 19.4%, compared to the nine months ended June 30, 2012. Selling, general and administrative expenses increased primarily due to $8.5 million of additional selling, general and administrative expenses associated with the Interfast Acquisition. Total selling, general and administrative expenses as a percentage of net sales increased slightly by 0.2% during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.

Selling, general and administrative expenses of $87.6 million in our North America segment for the nine months ended June 30, 2013 increased approximately $16.4 million, or 23.0%, compared to the nine months ended June 30, 2012. This increase was primarily driven by $8.5 million of additional selling, general and administrative expenses resulting from the Interfast Acquisition. Other drivers were increases in payroll costs, stock based compensation, bad debt, secondary offering costs and commissions of $5.3 million, $1.6 million, $1.0 million, $0.5 million and $0.3 million, respectively, for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.  The increase in payroll costs were related to a 10.2% increase in headcount in order to support the 19.9% sales growth for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.  These increases were partially offset by a decrease in integration costs of $2.4 million for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.

Selling, general and administrative expenses of $17.8 million in our Rest of World segment for the nine months ended June 30, 2013 increased approximately $0.8 million, or 4.7%, compared to the nine months ended June 30, 2012. This increase was primarily driven by a $0.7 million increase in commission to support a 31.6% growth in net sales during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.

Other Expenses

Interest Expense, Net

Interest expense, net of $20.7 million for the nine months ended June 30, 2013 increased approximately $2.6 million, or 14.1%, compared to the nine months ended June 30, 2012. This increase was primarily the result of an increase of $51.0 million in the average outstanding debt balances and a $5.0 million write-off of deferred financing charges related to the refinancing of the old senior secured credit facilities during the nine months ended June 30, 2013.  These increases were partially offset by a 1.15% interest rate reduction due to the debt refinance that occurred during the nine months ended June 30, 2013 as compared to June 30, 2012.

Other Income (Expense), Net

Other income, net of $1.2 million for the nine months ended June 30, 2013 increased by $0.6 million compared to the nine months ended June 30, 2012. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $37.5 million for the nine months ended June 30, 2013 increased approximately $3.9 million, or 11.5%, compared to the nine months ended June 30, 2012. Our effective tax rate was 33.4% and 34.0% during the nine months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate was primarily the result of the Company’s increase in foreign source income in territories which have lower tax rates than the United States, as well as the benefit related to the exercise of incentive stock options, specifically the non-qualifying disposition of incentive stock options for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.

Net Income

Due to the factors described above, we reported net income of $74.8 million for the nine months ended June 30, 2013, compared to net income of $65.2 million for the nine months ended June 30, 2012. Net income as a percent of net sales decreased 0.3% for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012, due to lower gross profit margins percentage primarily due to sales mix, a higher selling, general and administrative cost structure as a result of the Interfast Acquisition and higher interest expense as a result of a $5.0 million write-off of deferred financing charges related to the old senior secured credit facilities. This was partially offset by a lower tax rate during the nine months ended June 30, 2013 as compared to nine months ended June 30, 2012.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our new revolving facility (as defined below under “—Credit Facilities—New Senior Secured Credit Facilities”). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $61.0 million and $164.0 million as of June 30, 2013 and 2012, respectively, of which approximately $11.9 million, or 19.5%, and $7.1 million, or 4.3%, was held by our foreign subsidiaries as of June 30, 2013 and 2012, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of June 30, 2013 or 2012. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

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

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our new revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our new revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of June 30, 2013, we did not have any material capital expenditure commitments.

Credit Facilities

New Senior Secured Credit Facilities

On December 7, 2012, the Company and Wesco Aircraft Hardware entered into a credit agreement with Barclays Bank PLC, or Barclays, as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint lead arrangers, and the lenders party thereto, to provide for a new (i) $625.0 million term loan facility, which we refer to as the new term loan facility, and (ii) $200.0 million revolving credit facility, which we refer to as the new revolving facility, and together with the new term loan facility, the new senior secured credit facilities.  Proceeds from the new senior secured credit facilities were used to refinance approximately $626.0 million of outstanding borrowings under the old senior secured credit facilities and to pay fees and expenses related to the entry into the new senior secured credit facilities. As of June 30, 2013, our outstanding indebtedness under the new senior secured credit facilities was approximately $578 million, all of which consisted of indebtedness under the new term loan facility. As of June 30, 2013, the full $200.0 million was available for borrowing under the Company’s $200.0 million revolving credit facility and the full £7.0 million (or approximately $10.6 million using the June 30, 2013 exchange rate of $1.5208 per British pound) was available for borrowing under Wesco Aircraft Europe, Ltd.’s £7.0 million line of credit , in each case without breaching any covenants contained in the agreements governing the Company’s indebtedness.

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

The new senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The new senior secured credit facilities also require that our Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) not be in excess of 4.00 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the new senior secured credit facilities) not be less than 2.25. As of June 30, 2013, our Consolidated Total Leverage Ratio was 2.66 and our Consolidated Net Interest Coverage Ratio was 10.02.

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

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe, has available a £7 million ($10.6 million based on the June 30, 2013 exchange rate) line of credit that automatically renews annually on October 1; which we refer to as the UK Line of Credit. The UK Line of Credit bears interest based on the base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 as of June 30, 2013. As of June 30, 2013, the full ₤7 million was available for borrowing under the UK Line of Credit without breaching any covenants contained in the agreements governing our indebtedness.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Nine Months Ended June 30,
(In thousands)	2013	2012
Consolidated statements of cash flows data:
Net cash provided by operating activities	$56,901	$46,016
Net cash used in investing activities	(1,844)	(3,337)
Net cash provided by (used in) financing activities	(54,339)	75,880

Operating Activities

Our operating activities generated $56.9 million of cash in the nine months ended June 30, 2013, an increase of $10.9 million as compared to the nine months ended June 30, 2012. This increase was primarily the result of a $9.6 million increase in net income and a $31.3 million favorable change in income tax receivable. The income tax receivable of $45.3 million as of September 30, 2012 continues to be utilized to offset required tax payments, and as of June 30, 2013 the income tax receivable balance remains at $25.9 million.  Offsetting these increases in cash generation was a $30.6 million increase in the change in inventory driven by an increase of 21% in inventory receipts during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.  The increase in inventory receipts was driven by strategic purchases for future growth as well as to support the current growth in net sales of $103.2 million or 18.3% during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.

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

Investing Activities

Our investing activities used approximately $1.8 million and $3.3 million of cash in the nine months ended June 30, 2013 and in the nine months ended June 30, 2012, respectively. These amounts were used for investments in various capital expenditures and to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers. During the nine months ended June 30, 2012, the amount invested was offset by a $2.8 million sale of tooling equipment.

Financing Activities

Our financing activities used $54.3 million of cash in the nine months ended June 30, 2013. This amount consisted of the repayment of $673.0 million of the old senior secured credit facilities, $7.3 million in financing fees, and $8.5 million used for the settlement of shares of common stock underlying certain restricted stock with awards in cash, offset by $625.0 million of proceeds from issuance of the new senior secured credit facilities and $7.2 million of proceeds received in connection with the exercise of stock options.

Our financing activities generated approximately $75.9 million of cash in the nine months ended June 30, 2012. These cash inflows were driven by proceeds received in connection with the exercise of stock options of $5.7 million and proceeds of $95.0 million from the old revolving credit facility to partially fund the Interfast Acquisition. The cash generation was partially offset by $25.0 million used to repay principal against the old senior secured credit facilities and $1.6 million used to make principal payments under our capital lease obligations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: general economic and industry conditions; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively manage our inventory; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain an effective IT system; our ability to retain key personnel; risks associated with our international operations; fluctuations in our financial results from period-to-period; Carlyle’s and certain affiliated stockholder’s ability to control the majority of the voting power of our outstanding common stock; our ability to effectively compete in our industry; risks related to our indebtedness; and other risks and uncertainties.

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

Foreign Currency Exposure

Currency Translation

During the nine-month periods ended June 30, 2013 and June 30, 2012, approximately 23% and 20%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 42% and 34%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar and the Euro.

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

A hypothetical 5% increase in the value of the British pound, the Euro and the Canadian dollar relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012, and $0.9 million, less than $0.1 million and $0.2 million, respectively, during the nine months ended June 30, 2013. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012 and $0.9 million, less than $0.1 million and $0.2 million, respectively, during the nine months ended June 30, 2013.

Currency Transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2012, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $116.3 million and €11.0 million, respectively, and had purchases in U.S. dollars and Euros of approximately $55.1 million and €14.9 million, respectively. During the nine months ended June 30, 2013, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $115.9 million and €9.5 million, respectively, and had purchases in U.S. dollars and Euros of approximately $69.5 million and €17.5 million, respectively. During the year ended September 30, 2012, our subsidiary in Canada, which we acquired in connection with the Interfast Acquisition, had sales in U.S. dollars of approximately $16.2 million and had purchases in U.S. dollars of approximately $11.9 million. During the nine months ended June 30, 2013, our subsidiary in Canada had sales in U.S. dollars of approximately $45.5 million and had purchases in U.S. dollars of approximately $33.2 million. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2012 to June 30, 2013, the U.S dollar strengthened slightly against the pound (from $1.58 to $1.57).  A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds, whereas a weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds.  However, as a result of the slight movement of the U.S. dollar against the pound during fiscal 2011, fiscal 2012 and the nine months ended June 30, 2013, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.9 million and $0.8 million during the nine months ended June 30, 2013 and fiscal 2012, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.9 million and $0.8 million during the nine months ended June 30, 2013 and fiscal 2012, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of June 30, 2013, we had no outstanding currency forward and option contracts.

Interest Rate Risk

Our principal interest rate exposure relates to the new senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—New Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the new senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of June 30, 2013, annual cash interest expense, including fees under our new revolving facility, would have been approximately $14.9 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $5.8 million per year, without taking into account the effect of any hedging instruments.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. Upon the maturity of our previous interest rate swap agreements, we entered into two interest rate swap agreements—one that expired in February 2012 and one that expired in June 2012—which we refer to collectively as the Swaps. Each Swap converted the interest rate on approximately $200.0 million (notional amount) of our outstanding indebtedness from variable rates to a fixed interest rate. During the nine months ended June 30, 2013 and June 30, 2012, we recorded a gain in the amount of approximately $0 and $1.7 million, respectively, as a result of changes in fair value of derivative financial instruments. These gains are recorded as a component of interest expense. The Company is not currently a party to any swap agreements.

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs are approximately $3.0 million, and, as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. We do not use derivatives to manage our exposure to fuel prices.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as supplemented by our Quarterly Report on Form 10-Q for the quarterly periods ended December 31, 2012 and March 31, 2013.

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

10.1

Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., RBC Capital Markets, KeyBank National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., BBVA Compass Bank, PNC Bank, National Association, Raymond James Bank, N.A. and the lenders party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.2

Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.3

Credit Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, Royal Bank of Canada, Bank of America, N.A. and the lenders party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))

10.4

First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2012)

10.5

Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.6

Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.7

Management Annual Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.8

Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of July 23, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.9

Amendment to the Employment Agreement between Wesco Aircraft Hardware Corp. and Randy Snyder, dated as of December 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1

dated April 8, 2011 (Registration No. 333-173381))

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

Date: August 5, 2013	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and
Chief Executive Officer

Date: August 5, 2013	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)