Form 10-K
period 2013-09-30
Wesco Aircraft Holdings, Inc
filed 2013-12-10
CIK 1378718

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of March 31, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $410,303,528.

         The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of December 9, 2013 was 95,294,510.

Documents Incorporated by Reference

         Part III of this annual report on Form 10-K incorporates by reference certain information from the registrants' definitive proxy statement for the 2014 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 2013. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

CERTAIN DEFINITIONS

        Unless otherwise noted in this Annual Report, the term "Wesco Aircraft" means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms "Wesco," "the Company," "we," "us," "our" and "our company" mean Wesco Aircraft and its subsidiaries, including Wesco Aircraft Hardware Corp., our primary domestic operating company, or Wesco Aircraft Hardware, and Wesco Aircraft Europe, Ltd., our primary foreign operating company, or Wesco Aircraft Europe. References to "fiscal year" mean the year ending or ended September 30. For example, "fiscal year 2013" or "fiscal 2013" means the period from October 1, 2012 to September 30, 2013.

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

  •
  affiliates of The Carlyle Group's ("Carlyle") ability to control large blocks of the voting power of our outstanding common stock;

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

ITEM 1.    BUSINESS

Company Overview

        We are one of the world's largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, or JIT, delivery and point-of-use inventory management. We supply approximately 525,000 different stock keeping units, or SKUs, including hardware, bearings, tools and more recently, electronic components and machined parts. In fiscal 2013, sales of hardware represented 83% of our net sales, with highly engineered fasteners constituting 80% of that amount. We serve our customers under three types of arrangements: JIT contracts, which govern comprehensive outsourced supply chain management services; long term agreements, or LTAs, which set prices for specific parts; and ad hoc sales. JIT contracts and LTAs, which together comprised approximately 60% of our fiscal 2013 net sales, are multi-year arrangements that provide us with significant visibility into our future sales.

        Founded in 1953 by the father of our current Chief Executive Officer, or CEO, Wesco has grown to serve over 7,400 customers in the commercial, military and general aviation sectors, including the leading OEMs and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 15.6% compound annual growth rate, or CAGR, over the past 20 years to $901.6 million in fiscal 2013. We serve a large and growing global market, and believe that with more than 1,300 employees across 42 locations in 12 countries, we are well positioned to continue our track record of strong long-term growth and profitability. The following charts illustrate the composition of our 2013 net sales based on our sales data.

        We have invested in building an integrated, highly customized IT system that enables our purchasing and sales organization to make more informed decisions and our inventory management system to operate at maximum efficiency. Specifically, our customized IT system provides us visibility into inventory quantities, stocking locations and purchases across our customer base by individual SKU, enabling us to accurately fill approximately 11,000 orders per day and provide an exceptional level of customer service. The scalable nature of our IT system helps us improve productivity and financial performance as sales volume increases. We believe our customized IT system is a key competitive advantage and critical element in our unique business model that creates significant value for our customers and our suppliers.

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

Competitive Strengths

        We believe that our key competitive strengths include the following:

        Leader in Attractive Global Market.    We are one of the world's largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. We believe we offer the world's broadest inventory of aerospace parts comprised of approximately 525,000 SKUs. In addition, we fill over 11,000 orders per work day and manage over 625,000 stocking bins throughout our customers' facilities. We believe that the scale of our global distribution network, our value-added services and the depth, breadth and dollar investment in our inventory provide us with a significant competitive advantage in an attractive market.

        Compelling Value Proposition.    We offer a compelling value proposition to our customers by combining access to what we believe to be one of the world's broadest inventories of aerospace parts with our unique capabilities in comprehensive supply chain management. Our services can significantly improve on-time-delivery performance, enabling our customers to reduce their inventory while at the same time decreasing the frequency of production interruptions caused by part shortages. Due to the high levels of precision and engineering standards in the aerospace industry, our customers must ensure the highest levels of quality assurance. Many of our customers have chosen to outsource these critical quality assurance functions to us, relying on our rigorous inspection processes. Aerospace companies that do not outsource to a supply chain manager like Wesco can incur significant additional overhead and administrative costs relating to internal procurement, quality assurance, inventory stocking and other related personnel.

        Diverse Customer and Program Base.    We maintain strong relationships with over 7,400 active customers including major OEMs such as Airbus, Boeing, Bombardier, Embraer, Cessna, Gulfstream, BAE Systems, Bell Helicopter, Lockheed Martin, Northrop Grumman and Raytheon. We supply products to nearly every major Western aircraft in production, including the B-787, B-737, B-747, A320, A330, A340, F-35 Joint Strike Fighter, or JSF, V-22, F18 and all Gulfstream production aircraft inclusive of the new G650 as well as all Bombardier aircraft, inclusive of the new C Series. During fiscal 2013, no single customer or aircraft program represented more than 8% of our net sales. We have actively worked to transition our largest customers from ad hoc purchases to multi-year LTAs or comprehensive JIT supply chain management agreements, the latter two of which together represented approximately 60% of our fiscal 2013 net sales. By developing strong, long-term relationships with a diverse set of customers, we have significant visibility into our future sales.

        Superior Purchasing Capabilities and Supplier Relationships.    Our management is highly skilled in analyzing supply, demand, cost and pricing factors in order to make optimal inventory investment decisions, and we maintain close relationships with the leading suppliers in the industry. In particular, Precision Castparts and Alcoa Fastening Systems supplied approximately 20% and 19%, respectively, of the products we purchased during fiscal 2013. Our top 10 suppliers have been doing business with us for an average of more than 10 years. We believe that our business model allows our suppliers to smooth out production, improve their cash flow and reduce administrative costs. As a result of our scale and the strength of our relationships, many of our suppliers offer us attractive volume-based price discounts. Our success in making optimal inventory purchasing decisions is driven by our management's deep understanding of our industry and their skill in analyzing fundamental supply, demand, cost and pricing data. These decisions are facilitated by our highly customized IT system. Our superior inventory purchasing capabilities and the strength of our supplier relationships have contributed substantially to what we believe are our industry-leading operating margins.

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

        Win New Business from Existing Customers.    We will continue our strategy of expanding our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding our programs to include additional customer sites and SKUs. We are a key partner supplying fasteners and other C class parts to support the launch of new aircraft programs, such as the Boeing 787, Lockheed Martin JSF, and the Airbus A350. Not only will we continue to support our customers in the launch of new aircraft programs by introducing new supply chain solutions that minimize costs, improve productivity, lower inventory investment and ensure a seamless supply of parts for new production and aftermarket support, we will also expand within existing customers in support of current programs because of our ability to reduce total cost including improved working capital.

        Expand Customer Base.    We believe that our services and capabilities are attractive to potential new customers and plan to expand our customer base. For example, we have succeeded in winning business after competitors were unable to meet customer service level requirements and after customers outsourced work that was previously performed internally. Historically, we have focused our activities on the major OEMs and their subcontractors but believe there is a significant opportunity to expand our commercial maintenance, repair and overhaul, or MRO, presence in the future. We believe that with the work that has been done internally, along with the Interfast acquisition, we can have a greater presence in the commercial airline maintenance market.

        Further Expand into International Markets.    We have recently established a presence in international locations such as China, India, Mexico and Saudi Arabia to support new and existing customers. We will continue our international expansion efforts to better reach new customers and more effectively serve our existing customer base as the manufacture of aircraft and aircraft structures continues to become more global and interconnected. We believe that we mitigate many of the risks associated with international expansion by entering into customer contracts before we establish a new stocking facility.

        Selectively Pursue Strategic Acquisitions.    Our industry is highly fragmented and we believe that there are opportunities for continued consolidation. In 2008, we acquired Airtechnics, Inc., or Airtechnics, which enabled us to expand our product offering to include electronic components, as well as gain additional customers. On July 3, 2012, we acquired substantially all of the assets of Interfast, Inc., or Interfast, which we believe will provide us with a larger international presence in Canada and proven business model in the MRO space. We believe that we are well positioned to expand our product offering and geographical footprint through strategic acquisitions. Consistent with this strategy, we continue to evaluate potential acquisition opportunities.

Our Products and Services

  Our Products

        We offer more than 525,000 different SKUs, consisting of C class aerospace hardware, bearings, electronic components and machined parts, which are generally priced below $350 per part. Many of the products we sell are highly engineered, precision parts that are specified for use in particular aircraft programs.

        Our product categories include the following:

	Hardware	Electronic Components	Bearings	Machined Parts and Other
Wesco Fiscal 2013 Net Product Sales (in millions)	$745	$105	$32	$20
% of Wesco Fiscal 2013 Net Product Sales	83%	12%	3%	2%
Types of Products Offered	• Blind fasteners	• Connectors	• Airframe control bearings	• Brackets
	• Panel fasteners	• Relays	• Rod ends	• Milled parts
	• Bolts and screws	• Switches	• Spherical bearings	• Shims
	• Clamps	• Circuit breakers	• Ball bearing rod ends	• Stampings
	• Hi lok pins and collars	• Lighted products	• Roller bearings	• Turned parts
	• Hose assemblies		• Bushings	• Welded assemblies
	• Hydraulic fittings			• Installation tooling
• Inserts
• Lockbolts and collars
• Nuts
• Rivets
• Springs
• Valves
• Washers

  Hardware

        Sales of C class aerospace hardware represented approximately 83% of our fiscal 2013 product sales. Fasteners are our largest product category, comprising approximately 80% of our hardware sales in fiscal 2013. Fasteners include a wide range of highly engineered aerospace parts that are designed to hold together two or more components, such as rivets (both blind and solid), bolts (including blind bolts), screws, nuts and washers. Many of these fasteners are designed for use in specific aircraft platforms and others can be used across multiple platforms. Materials used in the manufacture of these fasteners range from standard alloys, such as aluminum, steel or stainless steel, to more advanced materials, such as titanium, Inconel and Waspalloy.

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

  Quality Assurance

        Our quality assurance, or QA, function is a key component of our service offering, with approximately 10% of our employees dedicated to this area. We believe we offer an industry-leading QA function as a result of our rigorous processes, sophisticated testing equipment and dedicated QA staff, and as evidenced by a comparison of our customers' aggregate rejection rate of the products we deliver, which was approximately 0.2% during fiscal 2013, to our rejection rate of the products we receive from our suppliers, which was approximately 1.7% during fiscal 2013.

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

  JIT Supply Chain Management

        JIT supply chain management involves the delivery of parts on an as-needed basis to the point-of-use at a customer's manufacturing line. JIT programs are designed to prevent excess inventory build-up and shortages and improve manufacturing efficiency. Each JIT contract requires us to maintain an efficient inventory tracking, analysis and replenishment program and is designed to provide high levels of stock availability and on-time delivery. We began offering JIT supply chain management services in 1993 as some OEMs began outsourcing certain support functions in an effort to cut costs at a time when defense spending was declining and the commercial aerospace industry was entering a cyclical downturn. Since that time, the popularity of our JIT programs has grown and we now support over 175 customer locations, including over 625,000 bins serviced worldwide. During fiscal 2013, our on-time delivery rate for JIT customers was approximately 98.8%. We believe customers that utilize our comprehensive JIT supply chain management services are frequently able to realize significant benefits including:

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

As the consigned inventory for each SKU is exhausted, our stock of Wesco-sourced product is then used for replenishment. Due to the reliable nature of our services, our customers typically carry approximately 45 days' worth of inventory in point-of-use bins instead of months or years' worth of such products which is typical for many aerospace manufacturers.

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

  JIT Contracts

        JIT contracts are typically three to five years in length and are structured to supply the parts requirement for specific SKUs, production lines or facilities. Given our direct involvement with JIT customers, volume requirements and purchasing frequency under these contracts is highly predictable. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. JIT contracts typically contain termination for convenience provisions, which generally allow our customers to terminate their contracts on short notice without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. JIT customers also often purchase parts from us that are not covered under their contracts on an ad hoc basis. Approximately 27% of our net sales during fiscal 2013 were generated from JIT contracts.

  Long-Term Agreements

        Like JIT contracts, LTAs also typically run for three to five years. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. The negotiated prices are typically tiered based on order size. LTAs generally obligate the customer to buy contracted SKUs from us and may obligate us to maintain stock availability for those parts. Once an LTA is in place, the customer is then able to place individual purchase orders with us for any of the contractually specified parts. LTAs typically contain termination for convenience provisions, which generally allow for our customers to terminate their contracts on short notice without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. LTA customers also frequently purchase parts from us that are not captured under the pricing arrangement on an ad hoc basis. Approximately 33% of our net sales during fiscal 2013 were derived from our LTAs.

  Ad Hoc Sales

        Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. Typically, ad hoc orders are for smaller quantities of parts than those ordered under either JIT contracts or LTAs, and are often urgent in nature. Given our breadth and volume of inventory, it is not uncommon for even our competitors to purchase parts from us on an ad hoc basis when their own stocks prove to be inadequate. In an environment of increasing aircraft production, parts shortages can become increasingly common for OEMs, subcontractors, MROs and distributors with less sophisticated forecasting abilities and procurement organizations. Approximately 40% of our net sales during fiscal 2013 were generated from ad hoc sales.

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

Customers

        We sell to over 7,400 active customers worldwide. During fiscal 2013, no single customer represented more than 8% of our net sales, and only three customers accounted for over 5% of our net sales, with each consisting of multiple independent programs. Our top 10 customers collectively accounted for 43% of our net sales during fiscal 2013.

        Approximately 88% of our fiscal 2013 net sales were derived from major OEMs, such as Airbus, Boeing, Bombardier, Embraer, Cessna, Gulfstream, BAE Systems, Bell Helicopter, Lockheed Martin, Northrop Grumman and Raytheon, and certain of their subcontractors. Government sales comprised roughly 2% of our net sales during fiscal 2013 and were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf. Aftermarket sales to airline-affiliated or independent MROs made up roughly 3% of our fiscal 2013 net sales. Airlines and airline maintenance organizations traditionally order parts in smaller quantities with greater frequency, making them more costly to serve. We are currently targeting international airlines and aircraft maintenance centers that are assuming an expanded role within the MRO market. The remaining 7% of our net sales are to other distributors on an ad hoc basis.

        During fiscal 2013, approximately 64% of our net sales were derived from customers supporting commercial programs and approximately 36% of our net sales were derived from customers supporting military programs. Our customers are principally located in the United States, comprising approximately 58% of our net sales during fiscal 2013. We also service international customers in markets that include Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Saudi Arabia, South Korea and the United Kingdom.

Suppliers

        We source our inventory from over 1,200 suppliers, including Precision Castparts, Alcoa Fastening Systems, Amphenol Corporation, Lisi Aerospace and Monogram Aerospace Fasteners. During fiscal 2013, we purchased approximately 39% of our inventory from Precision Castparts and Alcoa Fastening Systems. Suppliers typically prefer to deal with a relatively small number of large and sophisticated distributors in order to improve machine utilization, reduce finished goods inventory and maintain pricing discipline. As a result of the scale of our operations and our long-standing relationships with many of our suppliers, we are often able to take advantage of significant volume-based discounts when purchasing inventory. Given our industry position, financial strength and philosophy of cooperation with suppliers, we believe we are in an excellent position to become a distributor for new product lines as they become available.

Procurement

        We consider our procurement expertise to be one of our principal competitive advantages. Our management is highly skilled in analyzing supply, demand, cost and pricing factors to make optimal inventory investment decisions and we maintain close relationships with the leading suppliers in the industry. In particular, Precision Castparts and Alcoa Fastening Systems supplied approximately 20% and 19%, respectively, of the products we purchased during fiscal 2013. Our strong understanding of the global aerospace industry is derived from our long-term relationships with major OEMs, subcontractors and suppliers. In addition, our direct insight into our customers' production rates often allows us to detect industry trends. Furthermore, our ability to forecast demand and place purchase orders with our suppliers well in advance of our customer requirements provides us with a distinct advantage in an industry where inventory availability is critical for customers that need specific parts within a stipulated timeframe to meet their own production and delivery commitments.

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

  CSLs and FSLs

        Our warehouse operations are divided between Central Stocking Locations, or CSLs, and Forward Stocking Locations, or FSLs. Our primary CSL is located at our global headquarters in Valencia, California. We also operate a CSL in Wichita, Kansas, which primarily serves our global Electronics Products Group or EPG business, a CSL in Toronto serving primarily our Canadian customers and a CSL in Clayton West, U.K., which primarily serves Europe, India and the Middle East. Our CSLs serve as the primary supply warehouses for most of our net sales and also house our procurement, customer service, document control, IT, material support and quality assurance functions. Our CSLs are supported by sales offices throughout the U.S., Canada, United Kingdom, Germany, France, Italy and China.

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

Information Technology System

        Our scalable IT infrastructure is based on IBM servers and the Oracle JD Edwards EnterpriseOne, or JDE, ERP system. Our IT system provides a powerful, highly distributed computing environment that enables us to quickly scale on demand as business dictates. We also employ virtualization technology to increase system availability, reduce hardware and maintenance costs and respond efficiently to market dynamics. Our entire data services infrastructure runs twenty-four hours a day, seven days a week and is protected by network security technologies, an uninterrupted power supply and a backup diesel generator. Remote access to our systems is provided via separate, high speed connections. Our IT infrastructure supports our business critical applications, such as JDE, TRA/X Shipping, AIMS Warehouse Management, or AIMS, and Electronic Data Interchange, or EDI.

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

Sales and Marketing

        As of September 30, 2013, we employed 313 sales personnel with an average of over 8 years of experience at Wesco. Our sales professionals as of that date were located in the following regions: 190 in the U.S., 58 in Europe, 50 in Canada, 8 in Asia, 5 in India and 2 in Mexico. Our marketing efforts are continuing to expand into emerging markets, including a recent office opening in India. We believe that maintaining both inside and outside sales representatives who are extremely facile in the technical details of the products we sell provides a substantial competitive advantage over our smaller competitors. As of September 30, 2013, we had 283 inside sales representatives who provide access to our entire inventory, as well as technical expertise on the products we sell. In addition, as of September 30, 2013, we also had 30 outside sales representatives, or OSRs, worldwide who provide support at certain of our customer sites. The support provided by these OSRs includes making recommendations for the products best suited for specific applications, providing technical assistance with drilling and the installation of fasteners and troubleshooting issues relating to installation tooling. Our OSRs' hands-on expertise and access to the customer site allows them a unique opportunity to market additional products to our customers.

Employees

        As of September 30, 2013, we employed 1,354 personnel worldwide, 166 of which were located at customer sites. We have 301 employees located outside of North America. We are not a party to any collective bargaining agreements with our employees.

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

Available Information

        We file annual, quarterly and current reports and other information with the SEC. You may read and copy any documents that we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) through the "Investor Relations" portion of our Internet website (www.wescoair.com). We also make available on our website our (i) Corporate Governance Guidelines, (ii) Code of Conduct and Ethics, which applies to our directors, officers and employees, (iii) Whistleblower Policy, and (iv) the charters of the Audit, Compensation and Nominating Committees. Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

        Demand for the products and services we offer are directly tied to the delivery of new aircraft, aircraft utilization, and repair of existing aircraft, which, in turn, are impacted by global economic conditions. Concerns over the tightening of the corporate credit markets, sovereign debt, inflation, energy costs and the U.S. Federal Reserve's position on Quantitative Easing have contributed to the volatility in the global financial markets which create uncertainties for global economic conditions in the future. The aerospace industry is particularly sensitive to changes in economic conditions. In 2009, revenue passenger miles, or RPMs, on commercial aircraft declined due to the global recession. During the same period, the industry experienced declines in large commercial, regional jet and business jet deliveries. While demand for commercial jets has recovered business jet orders and deliveries have recovered more slowly. A slowdown in the current economic recovery or a return to a recession would negatively impact the aerospace industry, and could negatively impact our business, financial condition and results of operations.

Military spending, including spending on the products we sell, is dependent upon national defense budgets, and a reduction in military spending could have a material adverse effect on our business, financial condition and results of operations.

        During the year ended September 30, 2013, approximately 36% of our net sales were related to military aircraft. The military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense, or DoD, budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. Government's budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. A decline in U.S. military expenditures could result in a reduction in military aircraft production, which could have a material adverse effect on our business, financial condition and results of operations.

        In particular, military spending may be negatively impacted by the Budget Control Act of 2011, or the Budget Act, which was passed in August 2011, and the related American Taxpayer Relief Act of 2012, or the Relief Act, which was passed in January 2013. The Budget Act called for a $917.0 billion reduction in discretionary spending over the next decade, and also created a joint committee of Congress, or the Super Committee, that was responsible for identifying up to an additional $1.5 trillion in deficit reductions by November 23, 2011. The Super Committee failed to reach an agreement by the November 23, 2011 deadline. As a result, $1.2 trillion in automatic spending cuts over a nine-year period, split between defense and non-defense programs, which we collectively refer to as Sequestration, were scheduled to be triggered beginning in January 2013. The threat of Sequestration, along with the expiration of certain tax cuts on December 31, 2012, was collectively referred to as the "Fiscal Cliff." On January 2, 2013, President Obama signed the Relief Act, which partially resolved the Fiscal Cliff, but did not eliminate the threat of Sequestration, instead moving the applicable trigger date to March 1, 2013, which we refer to as the Sequester Deadline. No alternative resolution was reached prior to the Sequester Deadline, and as a result, Sequestration went into effect at that time. We are unable to predict the impact the cuts associated with Sequestration will ultimately have on funding for the military programs which we support. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to unique business risks as a result of supplying equipment and services to the U.S. Government directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our supply arrangements with, the U.S. Government.

        Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to business risks specific to the defense industry. We contract directly with the U.S. Government and as a subcontractor to customers contracting with the U.S. Government. These risks include the ability of the U.S. Government to unilaterally suspend or prohibit us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts and audit our contract- related costs and fees. In addition, most of our U.S. Government contracts and subcontracts can be terminated by the U.S. Government or the contracting party, as applicable, at its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

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

We do not have guaranteed future sales of the products we sell and when we enter into JIT contracts and LTAs with our customers we generally take the risk of cost overruns, and our business, financial condition, results of operations and operating margins may be negatively affected if we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new contracts or our contracts are terminated.

        Our JIT contracts and LTAs are long-term, fixed-price agreements with no guarantee of future sales volumes, and they may be terminated for convenience on short notice by our customers, often without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. In addition, we purchase inventory based on our forecasts of anticipated future customer demand. As a result, we may take the risk of having excess inventory in the event that our customers do not place orders consistent with our forecasts. We also run the risk of not being able to pass along or otherwise recover unexpected increases in our product costs, including as a result of commodity price increases, which may increase above our established prices at the time we entered into the customer contract and established prices for parts we provide. We were recently awarded a major new JIT contract. When we are awarded new contracts, particularly JIT contracts, we may incur high costs, including salary and overtime costs to hire and train on-site personnel, in the start-up phase of our performance. In the event that we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new contracts or our contracts are terminated, our business, financial condition, results of operations and operating margins could be negatively affected.

If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected.

        Our top ten customers for the year ended September 30, 2013 accounted for approximately 43% of our net sales. During fiscal years 2013 and 2012 no individual customer accounted for more than 10% of our net sales. During fiscal year 2011, Boeing was our largest customer and accounted for approximately 16% of our net sales through purchases by its various divisions and subsidiaries. A reduction in purchasing by or loss of one of our larger customers for any reason, such as changes in manufacturing practices, loss of a customer as a result of the acquisition of such customer by a purchaser who does not fully utilize a distribution model or uses a competitor, in-sourcing by customers, a transfer of business to a competitor, an economic downturn, failure to adequately service our clients, decreased production or a strike, could have a material adverse effect on our business, financial condition and results of operations.

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

        Our inventory is primarily sourced directly from manufacturing firms, and we depend on the availability of large supplies of the products we sell. Our largest supplier for the year ended September 30, 2013 was Precision Castparts. During fiscal 2013, approximately 20% of the products we purchased were from Precision Castparts and 19% were purchased from Alcoa Fastening Systems. In addition, our ten largest suppliers during fiscal 2013 accounted for approximately 52% of our purchases. These manufacturers may experience capacity constraints that result in their being unable to supply us with products in a timely manner, in adequate quantities and/or at a reasonable cost. Contributing factors to manufacturer capacity constraints include, among other things, industry or customer demands in excess of machine capacity, labor shortages and changes in raw material flows. Any significant interruption in the supply of these products or termination of our relationship with any of our suppliers could result in us being unable to meet the demands of our customers, which would have a material adverse effect on our business, financial condition and results of operations.

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

        While the majority of our operations are based in the United States, we have significant international operations, with facilities in Canada, China, France, Germany, India, Israel, Italy, Mexico, Saudi Arabia, South Korea and the United Kingdom, and customers throughout North America, Latin America, Europe, Asia and the Middle East. For the years ended September 30, 2013 and 2012, 42% and 35% of our net sales were derived from customers located outside the United States, respectively.

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

        In addition, fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. At September 30, 2013, we reported a cumulative foreign currency translation adjustment of approximately $4.5 million in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of comprehensive income at average monthly exchange rates. Moreover, to the extent that our net sales are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our facilities in the United Kingdom, Germany, France and Italy are incurred in British Pounds or Euros, but the related net sales are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. Although we at times engage in hedging transactions to manage or reduce our foreign exchange risk, our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our business, financial condition and results of operations could be materially adversely affected. In fiscal 2011, the weakening of the U.S. dollar relative to the British pound resulted in a positive impact on net sales of approximately $2.7 million, while during fiscal 2012 and 2013, the strengthening of the U.S. dollar relative to the British pound resulted in a negative impact on net sales of approximately $2.1 million and $1.5 million, respectively. Our international operations also cause our business to be subject to the U.S. Export Control regime and similar regulations in other countries, in particular in the United Kingdom. In the United States, items of a commercial nature are generally subject to regulatory control by the U.S. Department of Commerce's Bureau of Industry and Security and to Export Administration Regulations, and other international trade regulations may apply as well. Additionally, we are not permitted to export some of the products we sell. In the future, regulatory authorities may require us to obtain export licenses or other export authorizations to export the products we sell abroad, depending upon the nature of items being exported, as well as the country to which the export is to be made. We cannot assure you that any of our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license and export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our sales and significantly hinder our attempts to expand our business internationally.

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

        There are many factors, such as the cyclical nature of the aerospace industry, fluctuations in our ad hoc sales, delays in major aircraft programs, downward pressure on sales prices and changes in the volume of our customers' orders, that could cause our financial results to fluctuate from period-to-period. For example, during the year ended September 30, 2013, approximately 40% of our net sales were derived from ad hoc sales. The prices we charge for ad hoc sales are typically higher than the prices under our JIT contracts or LTAs. However, ad hoc customers may not continue to purchase the same amount of products from us as they have in the past, so we cannot assure you that in any given year we will be able to generate similar net sales from our ad hoc customers as we did in the past. We are also actively working to transition customers from ad hoc purchases to multi-year LTAs or comprehensive JIT supply chain management agreements, which may also result in a reduction in ad hoc purchases. A significant diminution in our ad hoc sales in any given period could result in fluctuations in our financial results and operating margins. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

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

        We may be exposed to liabilities for personal injury, death or property damage as a result of the failure of a product we have sold. We typically agree to indemnify our customers against certain liabilities resulting from the products we sell. Although we may seek third-party indemnification from our suppliers in the event of a product failure, we cannot guarantee that we will be successful in doing so and may ultimately be held liable. While we maintain liability insurance to protect us in these situations, our insurers may attempt to deny coverage or any coverage we have may not be adequate. We also may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability for which third-party indemnification is not available that is not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

        Our total assets reflect substantial intangible assets. At September 30, 2013, goodwill and intangible assets, net represented approximately 41% of our total assets. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from acquisitions, including the Carlyle Acquisition. Intangible assets, net represents trade names, customer backlogs, non-compete agreements and customer relationships. On at least an annual basis, we assess whether there has been impairment in the value of goodwill and indefinite-lived intangible assets. If our testing identifies impairment under generally accepted accounting principles in the United States, the impairment charge we calculate would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill and unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

Our substantial indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.

        As of September 30, 2013, our total long-term indebtedness outstanding under our senior secured credit facilities was approximately $568.0 million, which was approximately 39.6% of our total capitalization.

        In addition, we may incur substantial additional indebtedness in the future. Although the senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

        Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior secured credit facilities or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital and cannot assure you that we will be successful in implementing any such actions or that any actions we take will allow us to stay in compliance with the terms of our indebtedness.

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

        We and our existing stockholders may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions. As of September 30, 2013, we had 950,000,000 shares of common stock authorized and 94,776,683 shares of common stock outstanding. In addition, we have 4,238,026 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2013 and 4,635,705 shares of common stock reserved for issuance under our 2011 Equity Incentive Award Plan.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our global headquarters is located at 27727 Avenue Scott, Valencia, California 91355. As of September 30, 2013, we have a total of 42 administrative, sales and/or stocking facilities located in 12 countries, all of which are either leased or located at a customer site. The following table sets forth certain information regarding these facilities:

Region	Location	Purpose	Facility Size (Sq. Feet)
North America	Valencia, CA (Wesco headquarters)	Sales, CSL and Administrative	150,428
	Valencia, CA	Sales and Administrative	67,034
	Wichita, KS (EPG headquarters)	Sales, CSL and Administrative	67,500
	Auburn, WA	Sales and FSL	9,370
	Dallas, TX	FSL*	480
	Everett, WA	FSL*	110
	Fort Worth, TX	Sales and FSL	40,000
	Glen Cove, NY	Sales	3,700
	Holbrook, NY	Sales	1,050
	Indianapolis, IN	FSL	10,800
	Mesa, AZ	Sales	3,648
	Miami, FL	Sales and FSL	16,645
	Orlando, FL	Sales	4,636
	Savannah, GA	FSL	10,000
	Wallingford, CT	Sales	5,000
	St. Louis, MO	FSL	10,750
	Nashville, TN	FSL	7,200
	Decatur, AL	FSL	7,300
	Cambridge, Ontario	FSL*	400
	Toronto, Ontario	Sales, CSL and Administrative	40,629
	Toronto, Ontario	Sales	8,950
	Lachine, Quebec	Sales and FSL	31,037
	Calgary, Alberta	Sales and FSL	1,933
	Richmond, British Columbia	Sales and FSL	3,684
	Chihuahua, Mexico	FSL	8,138
	Querétaro, Mexico	FSL*	1,800
	Mexicali, Mexico	FSL	766
Rest of World	Clayton West, UK	Sales, CSL and Administrative	36,577
	Clayton West, UK	Administrative	2,274
	Filton, UK	FSL*	2,200
	Bremen, Germany	Sales	2,508
	Blagnac, France	Sales and FSL	4,746
	Marcon, Italy	Sales	1,865
	Grottaglie, Italy	FSL*	10,549
	Tessera, Italy	FSL*	1,865
	Holon, Israel	FSL	5,381
	Busan, South Korea	FSL*	650
	Shanghai, China	Sales	1,222
	Shanghai, China	FSL	1,786
	Xi'An, China	FSL*	2,000
	Ta'if, Saudi Arabia	FSL*	1,264
	Bangladore, India	Sales	2,050

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information About Our Common Stock

        Our common stock began trading on the New York Stock Exchange under the symbol "WAIR" on July 28, 2011. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2013
First Quarter	$13.93	$12.40
Second Quarter	$14.89	$13.14
Third Quarter	$18.81	$13.90
Fourth Quarter	$20.97	$18.45
Fiscal 2012
First Quarter	$13.99	$8.95
Second Quarter	$16.30	$12.42
Third Quarter	$16.73	$12.53
Fourth Quarter	$15.18	$12.60

Stockholders

        On September 30, 2013, the closing price reported on the New York Stock Exchange of our common stock was $20.93 per share. As of December 5, 2013, we had approximately 81 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

        On September 28, 2012, we delivered 5,604,316 unregistered shares of our common stock to certain employees and former employees of the Company in satisfaction of the terms of certain restricted stock unit awards, or RSU awards, that were granted to such employees and former employees in 2006 in connection with our recapitalization with Carlyle, pursuant to the Amended and Restated Equity Incentive Plan of Wesco Holdings, Inc., which we refer to as the Prior Plan. However, pursuant to the terms of the Prior Plan, on September 28, 2012, we instead issued 4,978,091 shares and paid cash, in lieu of the delivery of the remaining 626,225 shares, in satisfaction of the RSU awards. Of the 4,978,091 shares that were issued, 1,800,000 shares were registered pursuant to a Registration Statement on Form S-3 (File No. 333-183437), and were subsequently sold by the applicable stockholders in a registered block trade that was consummated on October 3, 2012. We did not receive any proceeds in connection with the delivery of these shares or the sale of the shares by the applicable stockholders in the registered block trade.

        The issuance of the shares described above was deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act. Appropriate legends were affixed to these shares upon issuance.

Equity Compensation Plan Information

        The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of September 30, 2013:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,238,026	$6.46	4,635,705
Equity compensation plans not approved by security holders	—	—	—

Total	4,238,026	$6.46	4,635,705

Performance

        The graph set forth below compares the cumulative total shareholder return on our common stock between July 28, 2011 (our first trading day on the New York Stock Exchange) and September 30, 2013 to (i) the cumulative total return of U.S. companies listed on the New York Stock Exchange and (ii) the cumulative total return of a peer group selected by the Company (BE Aerospace, Inc. (BEAV), Precision Castparts Corp. (PCP), Transdigm Group Incorporated (TDG), HEICO Corporation (HEI), Fastenal Company (FAST), W.W. Grainger, Inc. (GWW), MSC Industrial Direct Co., Inc. (MSM), Watsco, Incorporated (WSO)) over the same period. This graph assumes an initial investment of $100 on July 28, 2011, in our common stock, the market index and the peer group and assumes the reinvestment of dividends, if any. The graph also assumes that the price of our common stock on July 28, 2011 was equal to the closing price of $14.92. The historical information set forth below is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON JULY 28, 2011
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPTEMBER 30, 2013

Company/Market/ Peer Group	07/28/2011	09/30/2011	12/31/2011	03/31/2012	06/30/2012	09/30/2012	12/31/2012	03/31/2013	06/30/2013	09/30/2013
Wesco Aircraft Holdings, Inc.	$100.00	73.26	93.77	108.58	85.32	91.55	88.54	98.66	124.46	140.28
New York Stock Exchange (U.S. Companies)	100.00	86.03	97.26	107.70	104.82	111.10	112.49	126.22	129.18	135.10
Peer Group	100.00	95.81	112.90	127.71	115.44	119.36	131.13	141.26	151.54	160.36

ITEM 6.   SELECTED FINANCIAL DATA

        The selected income statement and other data for each of the years ended September 30, 2013, 2012 and 2011 and the selected balance sheet data as of September 30, 2013 and 2012 have been derived from our audited consolidated financial statements that are included in this Annual Report. The selected income statement and other data for the year ended September 30, 2010, and 2009 and the selected balance sheet data as of September 30, 2011, 2010 and 2009 have been derived from audited consolidated financial statements that are not included in this Form 10-K.

        The financial data set forth below are not necessarily indicative of future results of operations. This data should be read in conjunction with, and is qualified in its entirety by reference to, Part II,

Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Consolidated statements of income:
Net sales:
North America	$807,885	$689,663	$645,034	$603,809	$557,874
Rest of World	204,886	158,676	119,384	95,342	102,796
Intercompany elimination	(111,163)	(72,133)	(53,532)	(43,115)	(47,983)

Net sales	901,608	776,206	710,886	656,036	612,687
Gross profit:
North America	267,889	239,352	242,533	226,497	204,296
Rest of World	62,228	50,414	39,096	34,167	39,733
Intercompany elimination	(7,818)	(6,196)	(6,233)	(6,434)	(5,742)

Gross profit	322,299	283,570	275,396	254,230	238,287
Selling, general and administrative expenses:
North America	117,372	101,713	91,533	81,674	86,007
Rest of World	24,125	23,025	22,253	18,241	17,888

Selling, general and administrative expenses	141,497	124,738	113,786	99,915	103,895
Income from operations	180,802	158,832	161,610	154,315	134,392
Interest expense, net	(25,178)	(24,646)	(34,491)	(36,270)	(37,707)
Other income (expense), net	2,003	(524)	1,005	(458)	(376)

Income before provision for income taxes	157,627	133,662	128,124	117,587	96,309

Provision for income taxes	(52,815)	(41,487)	(52,526)	(43,913)	(37,862)

Net income	$104,812	$92,175	$75,598	$73,674	$58,447

Earnings per share data:
Basic	$1.12	$1.00	$0.83	$0.81	$0.69

Diluted	$1.09	$0.96	$0.81	$0.81	$0.65

Weighted average shares outstanding:
Basic	93,285	92,058	90,697	90,569	84,965
Diluted	95,844	95,712	93,182	91,068	89,682

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Consolidated balance sheet data:
Cash and cash equivalents	$78,716	$60,856	$45,525	$39,463	$11,406
Total assets	1,631,153	1,537,416	1,301,385	1,279,012	1,254,812
Total long-term debt and capital lease obligations(1)	569,414	626,205	556,712	622,032	684,268
Total stockholders' equity	865,436	753,367	628,471	545,739	473,940

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

Executive Overview

        We are one of the world's largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, JIT delivery and point-of-use inventory management. We supply approximately 525,000 different SKUs, including hardware, bearings, tools and more recently, electronic components and machined parts. We serve our customers under three types of arrangements: JIT contracts, which govern comprehensive outsourced supply chain management services; LTAs, which set prices for specific parts; and ad hoc sales. JIT contracts and LTAs, which together comprised approximately 60% of our fiscal 2013 net sales, are multi-year arrangements that provide us with significant visibility into our future sales.

        Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 7,400 customers in the commercial, military and general aviation sectors, including the leading OEMs and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 15.6% compounded annual growth rate over the past 20 years to $901.6 million in fiscal 2013. We have more than 1,300 employees and operate across 42 locations in 12 countries.

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

        During fiscal 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During fiscal 2011 and 2012, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft has increased in fiscal 2011, 2012, and 2013, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial MRO providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

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

        We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding relationships with our existing JIT customers to include additional customer sites and additional SKUs. We believe this strategy serves to mitigate fluctuations in our net sales. However, our sales to JIT customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected. Although our ad hoc sales as a percentage of net sales decreased from 39% in fiscal 2011 to 38% during fiscal 2012 and increased to 40% during fiscal 2013, we do not believe that this recent upward trend in ad hoc sales is inconsistent with our strategy of transitioning customers to JIT contracts and LTAs. Instead, we believe that an increase in ad hoc sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases. Accordingly, even though we believe that our ad hoc sales will continue at the current level into fiscal 2014, we do not believe that this trend will impact our long-term JIT and LTA strategy.

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

        We believe that our strategy of growing our JIT and LTA sales and converting ad hoc customers into JIT and LTA customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are in JIT and LTA-related sales. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to JIT contracts and LTAs. During fiscal 2013, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain relatively consistent during fiscal 2014. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

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

        Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected. As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2013, we experienced an inventory build of approximately $72.6 million, which was primarily driven by purchases to support new contracts as well as strategic investments made in anticipation of the expected industry growth cycle. We would expect inventory to continue to grow as net sales increase.

        Also, given that growth in our business typically requires us to procure additional inventory, which has a negative impact on our cash flows, we believe that cost of sales as a percentage of inventory is a useful additional metric to use when analyzing our inventory management relative to the growth of our business. For example, our cost of sales as a percentage of inventory increased from 90.2% during fiscal 2011 to 93.7% during fiscal 2012 (exclusive of any sales or inventory attributable to the Interfast business) and slightly decreased from 93.7% during fiscal 2012 (exclusive of any sales or inventory attributable to the Interfast business) to 91.9% during fiscal 2013 (first year inclusive of any sales or inventory attributable to the Interfast business). Although we believe that our cost of sales as a percentage of inventory reflects a positive trend in inventory management, as disclosed above, our recent inventory build also related to strategic purchases made in anticipation of an expected industry growth cycle. Although we believe that during fiscal 2012 and the year ended September 30, 2013, the aerospace industry was in the early stages of a growth cycle, and accordingly made strategic inventory purchases, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame. We believe that this lower than expected demand is the result of inventory purchases that remain in the supply chain from the last downturn and is taking longer for those parties to sell-off. Accordingly, we believe that the strategic inventory purchases we made during fiscal 2012 and the year ended September 30, 2013, combined with this lower than expected demand, has had a modest negative impact on our cash flows, slightly offsetting the overall positive trend in inventory management, as reflected in the comparison of cost of sales as a percentage of inventory.

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

        We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis. In fiscal 2010 and 2009, we experienced a decrease in ad hoc sales due to a weakening aerospace market that resulted in customers reducing their on-hand inventory and our strategy of transitioning ad hoc sales to JIT contracts or LTAs in an effort to achieve a more predictable revenue stream. JIT contracts and LTAs typically run for three to five years. However, in fiscal 2013, 2012 and 2011 we experienced an increase in both ad hoc and LTA sales.

  Cost of Sales

        The principal component of our cost of sales is product cost, which was approximately 96.7% of our total cost of sales for fiscal 2013. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 3.3% of our total cost of sales for fiscal 2013.

        Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. The current weighted average cost is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers' available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2012 and 2013, as a result of the economic downturn and its effect on the global aerospace industry, our suppliers' collective production capacity increased, which generally resulted in a decrease in per part prices and therefore a decrease in our product costs. We expect as conditions within the aerospace industry improve per part prices will increase as our suppliers' capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such future price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

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

        As of September 30, 2013, 2012 and 2011, we had recorded an aggregate of approximately $121.1 million, $109.3 million and $90.2 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $8.7 million, $13.1 million and $13.8 million was recorded during fiscal 2013, 2012 and 2011, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves we recorded during the periods covered by this report, including disclosure relating to our inventory that was comprised of units for which there have been no sales in the prior 12 months, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

        Step 0 allows an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If the entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

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

        We test the indefinite-lived intangible asset, consisting of a trademark, for impairment in the fourth quarter or whenever events or circumstances indicate that it is more likely than not that their carrying values exceed their fair values. Fair value is estimated as the discounted value of future revenues using a royalty rate that a third party would pay for use of the asset. Variation in the royalty rates could impact the estimate of fair value. If the carrying amount of an asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

        We reviewed the carrying value of our reporting units and indefinite lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2013, 2012 and 2011, the fair value of our reporting units was substantially in excess of the reporting units' carrying values. Additionally, the fair value of our indefinite lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of September 30, 2013 related to either goodwill or the indefinite-lived intangible asset.

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

  Income Taxes

        We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The Company's foreign subsidiaries are taxed in local jurisdictions at local statutory rates.

  Stock-Based Compensation

        We account for all stock-based compensation awards to employees and members of our board of directors based upon their fair values as of the date of grant using a fair value method and recognize the fair value of each award as an expense over the requisite service period using the graded vesting method.

        For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes-Merton valuation model, which requires the use of certain subjective assumptions including expected term, volatility, expected dividend, risk-free interest rate, and the fair value of our common stock. These assumptions generally require significant judgment.

        We estimate the expected term of employee options using the average of the time-to-vesting and the contractual term. We derive our expected volatility from the historical volatilities of several unrelated public companies within our industry because we have little information on the volatility of the price of our common stock since we have limited trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we also consider the size and financial leverage of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. Our expected dividend rate is zero, as we have never paid any dividends on our common stock and do not anticipate any dividends in the foreseeable future. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant's expected term.

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

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011
Non-cash stock-based compensation	$3,394	$1,626	$3,658

        For the years ending September 30, 2014 and 2015, we expect to incur stock-based compensation expense of approximately $2.5 million and $2.3 million, respectively.

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

Results of Operations

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011
Consolidated statements of income:
Net sales:
North America	$807,885	$689,663	$645,034
Rest of World	204,886	158,676	119,384
Intercompany elimination	(111,163)	(72,133)	(53,532)

Net sales	901,608	776,206	710,886
Gross profit:
North America	267,889	239,352	242,533
Rest of World	62,228	50,414	39,096
Intercompany elimination	(7,818)	(6,196)	(6,233)

Gross profit	322,299	283,570	275,396
Selling, general and administrative expenses:
North America	117,372	101,713	91,533
Rest of World	24,125	23,025	22,253

Selling, general and administrative expenses	141,497	124,738	113,786
Income from operations	180,802	158,832	161,610
Interest expense, net	(25,178)	(24,646)	(34,491)
Other income (expense), net	2,003	(524)	1,005

Income before provision for income taxes	157,627	133,662	128,124

Provision for income taxes	(52,815)	(41,487)	(52,526)

Net income	$104,812	$92,175	$75,598

	Year Ended September 30,
(as a % of total net sales; numbers have been rounded)	2013	2012	2011
Consolidated statements of income:
Net sales:
North America	89.6%	88.9%	90.7%
Rest of World	22.7	20.4	16.8
Intercompany elimination	(12.3)	(9.3)	(7.5)

Net sales	100.0	100.0	100.0
Gross profit:
North America	29.7	30.8	34.1
Rest of World	6.9	6.5	5.5
Intercompany elimination	(0.9)	(0.8)	(0.9)

Gross profit	35.7	36.5	38.7
Selling, general and administrative expenses:
North America	13.0	13.1	12.9
Rest of World	2.6	3.0	3.1

Selling, general and administrative expenses	15.6	16.1	16.0
Income from operations	20.1	20.5	22.7
Interest expense, net	(2.8)	(3.2)	(4.9)
Other income (expense), net	0.2	(0.1)	0.1

Income before provision for income taxes	17.5	17.2	18.0

Provision for income taxes	(5.9)	(5.3)	(7.4)

Net income	11.6%	11.9%	10.6%

Year Ended September 30, 2013 compared with the Year Ended September 30, 2012

  Net Sales

        Consolidated net sales of $901.6 million for the year ended September 30, 2013 increased approximately $125.4 million, or 16.2%, compared to the year ended September 30, 2012. This growth in net sales includes the Interfast acquisition, which occurred on July 3, 2012. Ad hoc, JIT and LTA sales as a percentage of net sales represented 40%, 27% and 33%, respectively, for the year ended September 30, 2013, as compared to 38%, 26% and 36% respectively, for the year ended September 30, 2012.

        Net sales of $807.9 million in our North America segment for the year ended September 30, 2013 increased approximately $118.2 million, or 17.1%, compared to the year ended September 30, 2012. This growth was partially driven by sales related to the Interfast Acquisition. Ad hoc, JIT, and LTA net sales increased by $46.0 million, $11.0 million and $27.2 million, respectively, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase in ad hoc net sales is primarily due to general growth across numerous customers and the Interfast acquisition. The increase in JIT net sales was primarily due to the maturity of our existing contracts, as well as the additions of new locations for some of our major customers and general growth across the customer base partially offset by a non-recurring contract sale with a customer that took place during the three months ended December 31, 2011. The increase in LTA net sales was also attributable to general growth across numerous customers as no new material LTA contracts were added during the period.

        Net sales of $204.9 million in our Rest of World segment for the year ended September 30, 2013 increased approximately $46.2 million, or 29.1%, compared to the year ended September 30, 2012.

Ad hoc and JIT net sales increased by $12.5 million and $30.0 million, respectively, while LTA net sales decreased by $3.2 million for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase in ad hoc net sales was driven by growth across the customer base as a result of higher build rates. The growth in JIT net sales reflected the continued ramp up of Boeing 787 production and Airbus platforms, as well as higher content and higher build rates among other European commercial customers. The LTA decrease was primarily due to a large military order in fiscal 2012 related to the BAE Hawk program.

  Gross Profit

        Consolidated gross profit of $322.3 million for the year ended September 30, 2013 increased approximately $38.7 million, or 13.6%, compared to the year ended September 30, 2012. Gross profit as a percentage of net sales was 35.7% for the year ended September 30, 2013, compared to 36.5% for the year ended September 30, 2012.

        Gross profit of $267.9 million in our North America segment for the year ended September 30, 2013 increased approximately $28.5 million, or 11.9%, compared to the year ended September 30, 2012. Gross profit as a percentage of net sales in our North America segment was 33.2% for the year ended September 30, 2013 compared to 34.7% for the year ended September 30, 2012. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix, including higher EPG sales and a decline in our ad hoc margins due to a competitive ad hoc market and the Interfast acquisition.

        Gross profit of $62.2million in our Rest of World segment for the year ended September 30, 2013 increased approximately $11.8 million, or 23.4%, compared to the year ended September 30, 2012. Gross profit as a percentage of net sales in our Rest of World segment was 30.4% for the year ended September 30, 2013 compared to 31.8% for the year ended September 30, 2012. The decrease in gross profit as a percentage of net sales was mainly driven by the strong growth of lower margin JIT net sales as well as pressure on ad hoc margins also due to competitive market.

  Selling, General and Administrative Expenses

        Total selling, general and administrative expenses of $141.5 million for the year ended September 30, 2013 increased approximately $16.8 million, or 13.5%, compared to the year ended September 30, 2012. Selling, general and administrative expenses increased primarily due to $8.0 million of additional selling, general and administrative expenses associated with the Interfast Acquisition and a $6.3 million increase in payroll related costs. Total selling, general and administrative expenses as a percentage of net sales decreased by 0.4% during the year ended September 30, 2013 as compared to the year ended September 30, 2012.

        Selling, general and administrative expenses of $117.4 million in our North America segment for the year ended September 30, 2013 increased approximately $15.7 million, or 15.4%, compared to the year ended September 30, 2012. This increase was primarily driven by $8.0 million of additional selling, general and administrative expenses resulting from the Interfast Acquisition. Other drivers were increases in payroll related costs, stock based compensation and bad debt costs of $6.2 million, $1.8 million and $1.3 million, respectively, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase in payroll costs were related to a 12.8% increase in headcount in order to support the 17.1% sales growth for the year ended September 30, 2013 as compared to the year ended September 30, 2012. These increases were partially offset by decreases in integration costs, Sarbanes-Oxley compliance costs, and depreciation expense of $2.7 million, $1.1 million and $1.0 million, respectively, for the year ended September 30, 2013 as compared to the year ended September 30, 2012.

        Selling, general and administrative expenses of $24.1 million in our Rest of World segment for the year ended September 30, 2013 increased approximately $1.1 million, or 4.8%, compared to the year ended September 30, 2012. This increase was primarily driven by a $1.0 million increase in commission to support a 29.1% growth in net sales during the year ended September 30, 2013 as compared to the year ended September 30, 2012.

  Other Expenses

  Interest Expense, Net

        Interest expense, net of $25.2 million for the year ended September 30, 2013 increased approximately $0.5 million, or 2.2%, compared to the year ended September 30, 2012. This increase was primarily the result of an increase of $33.7 million in the average outstanding debt balances and a $5.0 million write-off of deferred financing charges related to the refinancing of the old senior secured credit facilities during the year ended September 30, 2013. These increases were partially offset by a 1.15% interest rate reduction due to the refinancing of the old senior secured credit facility.

  Other Income (Expense), Net

        Other income, net of $2.0 million for the year ended September 30, 2013 increased by $2.5 million compared to the year ended September 30, 2012. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

  Provision for Income Taxes

        Provision for income taxes of $52.8 million for the year ended September 30, 2013 increased approximately $11.3 million, or 27.2%, compared to the year ended September 30, 2012. Our effective tax rate was 33.51% and 31.04% during the years ended September 30, 2013 and September 30, 2012, respectively. The increase in provision for income taxes was primarily related to deemed dividends from certain of the Company's foreign subsidiaries.

  Net Income

        Due to the factors described above, we reported a net income of $104.8 million for the year ended September 30, 2013, compared to net income of $92.2 million for the year ended September 30, 2012. Net income as a percent of net sales decreased 0.3% for the year ended September 30, 2013 as compared to the year ended September 30, 2012, due to lower gross profit margins primarily due to sales mix, higher interest expense as a result of a $5.0 million write-off of deferred financing charges related to the old senior secured credit facilities and an increase in the effective tax rate. This was partially offset by lower selling, general and administrative costs as the company has been able to leverage its current infrastructure and capacity to support the 16.2% sales growth for the year ended September 30, 2013 as compared to the year ended September 30, 2012.

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

Supplemental Quarterly Financial Information

        The following table sets forth our historical unaudited quarterly consolidated statements of operations for each of the last eight quarters ended September 30, 2013. This unaudited quarterly information has been prepared on the same basis as our consolidated audited financial statements appearing elsewhere in this prospectus, and includes all adjustments, consisting only of normal and recurring adjustments, that we consider necessary to present a fair statement of the financial information for the quarters presented. We have not historically experienced any significant seasonality with respect to our results of operations.

        The quarterly data should be read in conjunction with our consolidated financial statements and the notes.

	Three Months Ended
(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(unaudited)
Consolidated statement of income:
Net sales	$234,339	$230,236	$225,862	$211,170	$212,162	$189,347	$182,143	$192,554

Gross profit	85,000	81,891	81,308	74,100	78,943	67,280	64,075	73,272

Selling, general and administrative expenses	36,120	35,756	34,896	34,725	36,507	32,328	27,710	28,193

Income from operations	48,880	46,135	46,412	39,375	42,436	34,952	36,365	45,079

Interest expense, net	(4,430)	(4,680)	(4,691)	(11,377)	(6,465)	(5,836)	(5,831)	(6,514)
Other income (expense), net	833	(563)	1,889	(155)	(1,140)	1,157	(519)	(22)

Income before provision for taxes	45,283	40,892	43,610	27,843	34,831	30,273	30,015	38,543

Provision for income taxes	(15,310)	(13,866)	(14,222)	(9,417)	(7,850)	(7,980)	(10,292)	(15,365)

Net income	$29,972	$27,026	$29,388	$18,426	$26,981	$22,293	$19,723	$23,178

Liquidity and Capital Resources

  Overview

        Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $78.7 million and $60.9 million as of September 30, 2013 and 2012, respectively, of which approximately $13.8 million, or 17.5%, and $16.7 million, or 27.5%, was held by our foreign subsidiaries as of September 30, 2013 and 2012, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of September 30, 2013 and 2012. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

  •
  operating expenses;

  •
  working capital requirements to fund the growth of our business;

  •
  capital expenditures that primarily relate to IT equipment and our warehouse operations; and

  •
  debt service requirements for borrowings under the senior secured credit facilities.

        Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. As of September 30, 2013, the full $200.0 million was available for borrowing under the Company's $200.0 million revolving credit facility and the full £7.0 million (or approximately $11.3 million using the September 30, 2013 exchange rate) was available for borrowing under Wesco Aircraft Europe, Ltd.'s £7.0 million line of credit, in each case without breaching any covenants contained in the agreements governing the Company's indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities." We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of September 30, 2013, we did not have any material capital expenditure commitments.

  Credit Facilities

  Senior Secured Credit Facilities

        On December 7, 2012, the Company completed a refinancing of its existing debt facilities for the purpose of reducing the applicable interest rate on all loans. The revolving line of credit and the term loan together are referred to as the new senior secured credit facilities. The new senior secured credit facilities consist of the (i) $200.0 million revolving line of credit and (ii) $625.0 million term loan. As of September 30, 2013, our outstanding indebtedness under our senior secured credit facilities was approximately $568.0 million, of which (a) $568.0 million consisted of indebtedness under the term loan and (c) $0 million consisted of indebtedness under the revolving line of credit. The interest rate for the term is based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The term loan amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the final payment due on December 7, 2017. As of September 30, 2013, we had prepaid all required quarterly payments through September 30, 2014 on the term loan.

        We have a $200.0 million revolving line of credit that expires on December 7, 2017. The applicable margin is based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 0.75% to 1.50% for the ABR Loans and 1.75% to 2.50% for the Eurocurrency Loans. There was no amount outstanding under this line of credit as of September 30, 2013. For the year ended September 30, 2013, we paid approximately $561 in commitment fees for this line of credit.

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

        The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require the maintenance of a net-debt-to-EBITDA ratio (as such ratio is defined in the senior secured credit facilities) of less than 4.00 and an EBITDA-to-net cash interest expense ratio of no lower than 2.25. As of September 30, 2013, our net debt-to-EBITDA ratio was 2.45 and our EBITDA-to-net cash interest expense ratio was 11.53.

        As a result of the refinancing, the Company recorded a loss on extinguishment of debt in the amount of $5.0 million. The loss on extinguishment was recorded as a component of interest expense, net in the consolidated statement of income during the three months ended December 31, 2012. Additionally, $3.9 million of unamortized debt issuance costs remains capitalized and new creditor fees associated with the December 7, 2012 refinancing in the amount of $7.3 million were capitalized. These fees will be amortized over the term of the debt using the effective interest rate method. The total deferred financing costs capitalized at the close of the transaction on December 7, 2012 totaled $11.2 million

  Old Senior Secured Credit Facilities (terminated December 7, 2012)

        The old senior secured credit facilities consisted of the (i) $150.0 million revolving facility, (ii) $265.0 million term loan A facility and (iii) $350.0 million term loan B facility. The facilities were in effect until December 7, 2012, when they were replaced with new facilities.

        The interest rate for the term loan A facility was based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.25% to 3.25% for Eurocurrency loans and 1.25% to 2.25% for ABR loans. The term loan A facility amortized in equal quarterly installments of 1.25% of the original principal amount of $265.0 million for the first year, escalating to quarterly installments of 3.75% of the original principal amount of $265.0 million by the fifth year, with the final payment due on April 7, 2016. The applicable margin for the term loan B facility was based on our total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.75% to 3.00% for Eurocurrency loans and 1.75% to 2.00% for ABR loans. The term loan B facility amortized in equal quarterly installments of 0.25% of the original principal amount of $350.0 million.

        The $150.0 million revolving line of credit had an applicable margin based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR Loans and 2.25% to 3.25% for the Eurocurrency Loans.

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

        The old senior secured credit facilities contained customary negative covenants, including restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The old senior secured credit facilities also required the maintenance of a net-debt-to-EBITDA ratio (as such ratio is defined in the senior secured credit facilities) of less than 4.00 and an EBITDA-to-net cash interest expense ratio of no lower than 2.25. These financial covenants became more restrictive during future years.

        On June 13, 2012, Wesco Aircraft, Wesco Aircraft Hardware, Barclays Bank PLC and the lenders party thereto entered into the First Amendment to Credit Agreement, which amended the old senior secured credit facilities to allow for (i) certain intercompany loans to be made to our restricted subsidiaries in order to facilitate the Interfast Acquisition and (ii) the Interfast Acquisition as a permitted investment.

  UK Line of Credit

        Our subsidiary, Wesco Aircraft Europe, has available a £7.0 million ($11.3 million based on the September 30, 2013 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of September 30, 2013.

  Cash Flows

        A summary of our operating, investing and financing activities are shown in the following table:

	Year Ended September 30,
(In thousands)	2013	2012	2011
Consolidated statements of cash flows data:
Net cash provided by operating activities	$84,829	$54,569	$86,317
Net cash (used in) investing activities	(7,882)	(136,422)	(5,119)
Net cash provided by (used in) financing activities	(58,098)	96,869	(75,126)

  Operating Activities

        Our operating activities generated $84.8 million of cash in the year ended September 30, 2013 an increase of $30.3 million, compared to the year ended September 30, 2012. This increase was primarily the result of a $12.6 million increase in net income, a $14.5 million favorable change in excess tax benefit related to restricted stock units and stock options exercised and a $54.0 million favorable change in income tax receivable. The income tax receivable of $45.3 million as of September 30, 2012 continues to be utilized to offset required tax payments, and as of September 30, 2013 the income tax receivable balance remains at $16.1 million. Offsetting these increases in cash generation was a $40.2 million increase in the change in inventory driven by an increase of 26% in inventory receipts during the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase in inventory receipts was driven by strategic purchases for future growth as well as to support the current growth in net sales of $125.4 million or 16.2% during the year ended September 30, 2013 as compared to the year ended September 30, 2012.

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

  Investing Activities

        Our investing activities used approximately $7.9 million, $136.4 million and $5.1 million of cash in the years ended September 30, 2013, 2012 and 2011, respectively. During fiscal year 2012, the Company acquired substantially all of the assets of Interfast for CDN $133.5 million, which translated to $131.9 million U.S. dollars. The remaining $4.5 million increase in fiscal 2012 and the amounts for the years ended September 30, 2013 and September 30, 2011 were used for investments in various capital expenditures and to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

  Financing Activities

        Our financing activities used approximately $58.1 million of cash in the year ended September 30, 2013. These cash outflows were driven by the repayment of long term debt of $683 million, $7.3 million in financing fees related to new borrowings, and the payment of treasury stock of approximately $8.4 million. The cash outflow was partially offset by $625.0 million in new borrowings, $9.9 million related to proceeds from stock options exercised, and a $6.9 million excess tax benefit related to vested restricted stock units and stock options exercised.

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

Contractual Obligations

        The following table is a summary of contractual cash obligations at September 30, 2013 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-Term Debt Obligations(1)	$—	$89,667	$492,192	$—	$581,859
Capital Lease Obligations(2)	1,094	1,344	160	—	2,598
Operating Lease Obligations(3)	4,344	6,425	4,418	1,948	17,135
Purchase Obligations(4)	327,585	5,411	1,322	—	334,318

Total	$333,023	$102,847	$498,092	$1,948	$935,910

(1)
Includes both principal and estimated variable interest expense payments. The interest rate used to calculate the estimated future variable interest expense is based on the actual interest rate applicable to the Company's indebtedness as of September 30, 2013, which was 2.44%. The actual variable interest expense paid by the Company in the future may vary from what is presented above. Investors should refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities" and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" for additional information.

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

  Foreign Currency Exposure

  Currency Translation

        During the years ended September 30, 2013 and September 30, 2012, approximately 23% and 23%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 42% and 35%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar and the Euro.

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

        A hypothetical 5% increase in the value of the British pound, the Euro and the Canadian dollar relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012, and $1.2 million, less than $0.1 million and $0.2 million, respectively, during fiscal 2013. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.8 million, less than $0.1 million and $0.1 million, respectively, during fiscal 2012 and $1.2 million, less than $0.1 million and $0.2 million, respectively, during fiscal 2013.

  Currency Transactions

        Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2012, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $116.3 million and €11.0 million, respectively, and had purchases in U.S. dollars and Euros of approximately $55.1 million and €14.9 million, respectively. During the year ended September 30, 2012, our subsidiary in Canada which we acquired in connection with the Interfast Acquisition, had sales in U.S. dollars of approximately $16.2 million and had purchases in U.S. dollars of approximately $11.9 million. During the year ended September 30, 2013, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $161.3 million and €12.5 million, respectively, and had purchases in U.S. dollars and Euros of approximately $97.5 million and €24.7 million, respectively. During the year ended September 30, 2013, our subsidiary in Canada, which we acquired in connection with the Interfast acquisition, had sales in U.S. dollars of approximately $55.7 million and had purchases in U.S. dollars of approximately $40.0 million. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

        From September 30, 2010 to September 30, 2011, the pound strengthened slightly against the dollar by $0.05 (from $1.56 to $1.61). From September 30, 2011 to September 30, 2012, the U.S dollar strengthened slightly against the pound by $0.03 (from $1.61 to $1.58). From September 30, 2012 to September 30, 2013, the U.S dollar strengthened slightly against the pound by $0.02 (from $1.58 to $1.56). A weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds. As a result of the slight movement of the U.S. dollar during fiscal 2011, 2012 and 2013, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $1.2 million and $0.8 million during fiscal 2013 and 2012, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $1.2 million and $0.8 million during fiscal 2013 and 2012, respectively.

        We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of September 30, 2013, we had no outstanding currency forward and option contracts.

        We do not hold or enter into currency forward and option contracts for trading or speculative purposes.

  Interest Rate Risk

        Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities." If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of September 30, 2013, annual cash interest expense, including fees under our revolving facility, would have been approximately $14.6 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $5.7 million per year, without taking into account the effect of any hedging instruments or the minimum LIBOR requirement. At our debt level and borrowing rates as of September 30, 2012, annual cash interest expense, including fees under our revolving facility, would have been approximately $22.7 million. If variable interest rates would have changed by 1.0% during fiscal 2012, our interest expense would have fluctuated approximately $3.2 million per year, without taking into account the effect of any hedging instruments or the minimum LIBOR requirement.

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

  Fuel Price Risk

        Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs are approximately $3.6 million, and $3.4 million during fiscal 2013 and 2012, respectively, and, as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. See Part I, Item 1A. "Risk Factors—We may be materially adversely affected by high fuel prices." We do not use derivatives to manage our exposure to fuel prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wesco Aircraft Holdings, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Wesco Aircraft Holdings, Inc. and its subsidiaries at September 30, 2013 and September 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
December 9, 2013

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2013 and 2012

(In thousands, except share and per share data)

	2013	2012
Assets
Current assets
Cash and cash equivalents	$78,716	$60,856
Accounts receivable, net of allowance for doubtful accounts of $4,464 at September 30, 2013 and $4,067 at September 30, 2012	155,944	130,013
Inventories	630,264	558,466
Prepaid expenses and other current assets	12,195	8,683
Income taxes receivable	16,119	45,261
Deferred income taxes	39,671	32,872

Total current assets	932,909	836,151
Property and equipment, net	26,794	20,769
Deferred financing costs, net	8,741	9,255
Goodwill	562,493	563,896
Intangible assets, net	99,641	106,808
Other assets	574	537

Total assets	$1,631,152	$1,537,416

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$98,934	$79,940
Accrued expenses and other current liabilities	21,047	19,788
Income taxes payable	2,953	2,078
Capital lease obligations—current portion	1,184	593

Total current liabilities	124,118	102,399
Long-term debt	568,000	626,000
Capital lease obligations	1,414	205
Deferred income taxes	72,184	55,445

Total liabilities	765,716	784,049
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 950,000,000 shares authorized; 94,776,683 and 93,087,049 shares outstanding as of September 30, 2013 and September 30, 2012, respectively	95	93
Additional paid-in capital	387,636	367,470
Accumulated other comprehensive loss	(10,189)	(5,730)
Retained earnings	496,346	391,534
Treasury stock at cost, 626,225 shares as of September 30, 2013	(8,452)	—

Total stockholders' equity	865,436	753,367

Total liabilities and stockholders' equity	$1,631,152	$1,537,416

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended September 30, 2013, 2012 and 2011

(In thousands, except per share data)

	2013	2012	2011
Net sales	$901,608	$776,206	$710,886
Cost of sales	579,309	492,636	435,490

Gross profit	322,299	283,570	275,396
Selling, general and administrative expenses	141,497	124,738	113,786

Income from operations	180,802	158,832	161,610
Interest expense, net	(25,178)	(24,646)	(34,491)
Other income (expense), net	2,003	(524)	1,005

Income before provision for income taxes	157,627	133,662	128,124
Provision for income taxes	(52,815)	(41,487)	(52,526)

Net income	$104,812	$92,175	$75,598

Net income per share:
Basic	$1.12	$1.00	$0.83

Diluted	$1.09	$0.96	$0.81

Weighted average shares outstanding:
Basic	93,285	92,058	90,697
Diluted	95,844	95,712	93,182
Other comprehensive income	(4,459)	2,242	(684)

Total comprehensive income	$100,353	$94,417	$74,914

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended September 30, 2013, 2012 and 2011

(In thousands)

			Class B Convertible Redeemable Common Stock
	Class A Common Stock
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Treasury Stock	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2010	83,875	$84	1,090	$1	$329,181	$(7,288)	—	$223,761	$545,739
Recapitalization of capital structure	1,090	1	(1,090)	(1)	—	—	—	—	—
Issuance of common stock from stock options exercised	571	1	—	—	2,612	—	—	—	2,613
Excess tax benefit related to stock options exercised	—	—	—	—	1,547	—	—	—	1,547
Stock-based compensation	181		—	—	3,658	—		—	3,658
Net income	—	—	—	—	—	—	—	75,598	75,598
Other comprehensive income	—	—	—	—	—	(684)	—	—	(684)

Balance, September 30, 2011	85,717	$86	—	$—	$336,998	$(7,972)	—	$299,359	$628,471

Issuance of common stock from stock options exercised	1,729	$2	—	$—	$7,375	$—	$—	$—	$7,377
Issuance of common stock related to the vesting of restricted stock units	5,604	5	—	—	—	—	—	—	5
Excess tax benefit related to restricted stock units and stock options exercised	—	—	—	—	21,471	—	—	—	21,471
Stock-based compensation	38	—	—	—	1,626	—	—	—	1,626
Net income	—	—	—	—	—	—	—	92,175	92,175
Other comprehensive income	—	—	—	—	—	2,242	—	—	2,242

Balance, September 30, 2012	93,088	$93	—	$—	$367,470	$(5,730)	$—	$391,534	$753,367

Issuance of common stock from stock options exercised	2,133	$2	—	$—	$9,893	$—	$—	$—	$9,895
Purchase of Treasury Stock	—	—	—	—	—	—	(8,452)	—	(8,452)
Issuance of Common Stock related to the vesting of restricted stock units	183	—	—	—	—	—	—	—	—
Excess tax benefit related to restricted stock units and stock options exercised	—	—	—	—	6,879	—	—	—	6,879
Stock-based compensation	—	—	—	—	3,394	—	—	—	3,394
Net income	—	—	—	—	—	—		104,812	104,812
Other comprehensive income	—	—	—	—	—	(4,459)	—	—	(4.459)

Balance, September 30, 2013	95,404	$95	—	$—	$387,636	$(10,189)	$(8,452)	$496,346	$865,436

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$104,812	$92,175	$75,598
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	6,599	4,427	3,699
Depreciation	4,781	5,536	5,859
Amortization of deferred financing costs	7,788	2,803	11,416
Bad debt and sales return reserve	411	(218)	256
Non-cash foreign currency exchange	(321)	436	(427)
Non-cash stock-based compensation	3,394	1,626	3,658
Excess tax benefit related to restricted stock units and stock options exercised	(6,879)	(21,476)	(1,547)
Change in value of derivative	—	(1,703)	(4,958)
Deferred income tax provision	9,941	20,616	11,176
Loss on fixed asset disposal	—	331	—
Changes in assets and liabilities
Accounts receivable	(26,972)	(21,802)	(8,281)
Income taxes receivable	35,952	(18,022)	(4,176)
Inventories	(72,563)	(32,344)	(129)
Prepaid expenses and other assets	(3,335)	(2,431)	1,388
Accounts payable	19,330	21,836	(5,558)
Accrued expenses and other liabilities	1,071	1,833	2,406
Income taxes payable	820	946	(4,063)

Net cash provided by operating activities	84,829	54,569	86,317

Cash flows from investing activities
Purchases of property and equipment	(7,882)	(4,528)	(5,119)
Acquisition of business, net of cash acquired	—	(131,894)	—

Net cash used in investing activities	(7,882)	(136,422)	(5,119)

Cash flows from financing activities
Proceeds from issuance of long-term debt	625,000	95,000	615,000
Repayment of long-term debt	(683,000)	(25,000)	(679,243)
Financing fees	(7,274)	—	(13,144)
Repayment of capital lease obligations	(1,146)	(1,984)	(1,898)
Excess tax benefit related to restricted stock units and stock options exercised	6,879	21,476	1,547
Proceeds from exercise of stock options	9,895	7,377	2,612
Purchase of treasury stock	(8,452)	—	—

Net cash provided by (used in) financing activities	(58,098)	96,869	(75,126)

Effect of foreign currency exchange rates on cash and cash equivalents	(989)	315	(10)

Net increase in cash and cash equivalents	17,860	15,331	6,062
Cash and cash equivalents, beginning of period	60,856	45,525	39,463

Cash and cash equivalents, end of period	$78,716	$60,856	$45,525

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Wesco Aircraft Hardware, Wesco Aircraft Europe, Flintbrook Limited, Wesco Aircraft Germany GmbH, Wesco Aircraft France SAS, Wesco Aircraft Israel Limited, Wesco Aircraft Italy SRL, Wesco Aircraft Hardware India Pvt., Limited, Wesco Aircraft Trading Shanghai Co., Limited, Interfast Europe Limited, Interfast USA Inc. and Interfast USA Holdings Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, receivable valuations and sales returns, inventory valuations of excess and obsolete inventories, the useful lives of long-lived assets including property, equipment and intangible assets, annual goodwill impairment assessment, stock-based compensation, income taxes and contingencies. Actual results could differ from such estimates.

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

        The Company's allowance for doubtful accounts activity consists of the following:

	Balance at Beginning of Period	Changes to Cost and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts at September 30, 2011	$6,236	$254	$(2,233)	$4,257
Allowance for doubtful accounts at September 30, 2012	4,257	—	(190)	4,067
Allowance for doubtful accounts at September 30, 2013	4,067	714	(317)	4,464

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

Deferred Financing Costs

        Deferred financing costs are amortized using the effective interest method over the term of the related credit arrangement and are included in interest expense in the consolidated statement of comprehensive income. Amortization of deferred financing costs was $7,788, $2,803 and $11,416, respectively, for the years ended September 30, 2013, 2012 and 2011. As of September 30, 2013, 2012 and 2011, accumulated amortization of deferred financing cost amounted to $2,426, $5,166 and $2,363, respectively. The $4,985 increase in amortization of deferred financing costs in fiscal year 2013 as compared to fiscal year 2012 is the result of the Company refinancing its debt in December 2012.

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

        Step 0 allows an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If the entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

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

        We test the indefinite-lived intangible asset, consisting of a trademark, for impairment in the fourth quarter or whenever events or circumstances indicate that it is more likely than not that their carrying values exceed their fair values. Fair value is estimated as the discounted value of future revenues using a royalty rate that a third party would pay for use of the asset. Variation in the royalty

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

rates could impact the estimate of fair value. If the carrying amount of an asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

        We reviewed the carrying value of our reporting units and indefinite-lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2013, 2012 and 2011, the fair value of our reporting units was substantially in excess of the reporting units' carrying values. Additionally, the fair value of our indefinite-lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of September 30, 2013 related to either goodwill or the indefinite-lived intangible asset.

        During the year ended September 30, 2013, goodwill increased by $2,653 which was due primarily to foreign currency translation. During the year ended September 30, 2012, goodwill increased by $60,382 of which $58,471 was the result of the Interfast acquisition and $1,911 was due to foreign currency translation. During the year ended September 30, 2011, the decrease in goodwill was due to foreign currency translation effect of $77. During the three years ended September 30, 2013 no impairment charges have been recorded for goodwill or the indefinite-lived intangible asset.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date (Level 2 measurement as described in Note 11. "Fair Value of Financial Instruments"). The carrying amounts and fair value of the debt instruments as of September 30, 2013 were as follows:

	Carrying Value	Fair Value
$625,000 term loan	$568,000	$568,000
$200,000 revolving line of credit	$—	$—

Comprehensive Income

        ASC 220, Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity, except those resulting from investments by or distributions to stockholders. The Company's comprehensive income includes foreign currency translation adjustments and is included in the consolidated statements of stockholders' equity.

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

Shipping and Handling Costs

        The Company records revenue for shipping and handling billed to its customers. Shipping and handling revenues were approximately $1,304, $765 and $1,006 for the years ended September 30, 2013, 2012 and 2011, respectively.

        Shipping and handling costs are included in cost of sales. Total shipping and handling costs were approximately $8,330, $6,202 and $4,636 for the years ended September 30, 2013, 2012 and 2011, respectively.

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

        The Company purchases its products on credit terms from vendors located throughout North America and Europe. For the years ended September 30, 2013, 2012 and 2011, the Company made approximately 20%, 21% and 20%, respectively, of its purchases from Precision Castparts Corporation and the amounts payable to this vendor were approximately 14%, 13% and 10% of accounts payable at September 30, 2013, 2012 and 2011, respectively. Additionally, for the years ended September 30, 2013, 2012 and 2011, the Company made approximately 19%, 23% and 22%, respectively, of its purchases from Alcoa Fastening Systems and the amounts payable to this vendor were approximately 14%, 15% and 17% of amounts payable at September 30, 2013, 2012 and 2011, respectively. The majority of the products the Company sells are available through multiple channels and, therefore, this reduces the risk related to any vendor relationship.

        For the years ending September 30, 2013, 2012 and 2011, the Company derived approximately 4%, 9% and 16%, respectively, of its recorded sales from The Boeing Company and the accounts receivable balance associated with this customer was approximately 7%, 3% and 9% at September 30, 2013, 2012 and 2011, respectively.

Foreign Currency Translation

        The financial statements of the foreign subsidiaries are translated into U.S. Dollars in accordance with ASC 830, Foreign Currency Matters. The financial statements of foreign subsidiaries and affiliates where the local currency is the functional currency are translated into U.S. Dollars using exchange rates in effect at the year-end for assets and liabilities and average exchange rates during the year for results of operations. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are reported as other income (expense), net in the consolidated statements of income. For the years ended September 30, 2013, 2012 and 2011, foreign currency transaction gains and (losses) were approximately $1,748, $(277) and $390, respectively.

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

        ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. The Company has estimated the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. The Company recognizes the stock-based compensation expense over the requisite service period (generally a vesting term of 3 years) using the graded vesting method for performance condition awards and the straight line method for service condition only awards, which is generally a vesting term of 5 years. Stock options typically have a contractual term of 10 years. The stock options granted had an exercise price equal to the estimated fair value of the Company's common stock on the grant date. Compensation expense for restricted stock units and awards are based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance based awards reflects the estimated probability that the performance condition will be met.

Net Income Per Share

        Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. At September 30, 2013, 2012 and 2011, 2,434,507, 3,399,592 and 3,736,203 shares, respectively, of restricted stock and stock options issued to employees were unvested/unexercised and, therefore, excluded from the calculation of basic earnings per share for each of the fiscal years ended on those dates. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares,

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

calculated using the treasury stock method. Assumed proceeds from the in-the-money options include the tax benefits, net of shortfalls, calculated under the "as-if" method as prescribed by ASC 718.

	September 30
	2013	2012	2011
	(In thousands, except per share data)
Net income	$104,812	$92,175	$75,598

Basic weighted average shares outstanding	93,285	92,058	90,697
Dilutive effect of stock options and restricted stock awards/units	2,559	3,654	2,485

Dilutive weighted average shares outstanding	95,844	95,712	93,182

Basic net income per share	$1.12	$1.00	$0.83

Diluted net income per share	$1.09	$0.96	$0.81

        Shares of common stock equivalents of zero, 273,315 and 37,883 for fiscal 2013, 2012 and 2011, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Note 3. Recent Accounting Pronouncements

        During the first quarter of 2013, the Company adopted ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC 220, Comprehensive Income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The adoption of ASU 2011-05 did not have a material impact on the Company's consolidated financial statements.

        During the first quarter of 2013, the Company adopted ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test, which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed during fiscal 2013. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial statements.

        During the third quarter of 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which amends FASB ASC 830, Foreign Currency

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 3. Recent Accounting Pronouncements (Continued)

Matters. This guidance requires the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in-substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The Company does not anticipate that the adoption of ASU 2013-05 will have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, the Company does not expect the adoption of the guidance to have a material impact on the Company's consolidated financial statements.

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

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 4. Acquisitions (Continued)

        The estimated fair values of assets acquired and liabilities assumed on the acquisition date were as follows:

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

        As of September 30, 2013 and 2012, the Company's excess and obsolete reserve was approximately $121,129 and $109,251, respectively. Of these amounts, approximately $8,710 and $13,140 was recorded during the year ended September 30, 2013 and 2012, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business.

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

        A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $16,755 of its inventory. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

        Based on the Company's current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual parts can be sold and customer buying patterns, the Company maintains an unreserved excess and slow-moving inventory of $17,931 which they believe based on historical and anticipated sell through rates will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that its necessary to reserve for a portion of this $17,931 of inventory.

Note 6. Related Party Transactions

        The Company entered into a management agreement with The Carlyle Group to provide certain financial, strategic advisory and consultancy services. Under this management agreement, the Company is obligated to pay The Carlyle Group, or a designee thereof, an annual management fee of $1,000 plus fees and expenses associated with company-related meetings. The Company incurred expense of approximately $1,053, $1,079 and $1,096 and for the years ended September 30, 2013, 2012 and 2011, respectively, related to this management agreement. These amounts were paid to The Carlyle Group during the years ended September 30, 2013, 2012 and 2011.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 6. Related Party Transactions (Continued)

        The Company leases several office and warehouse facilities under operating lease agreements from entities controlled by the Company's CEO. Rent expense on these facilities was approximately $1,754, $1,750 and $1,719 for the years ended September 30, 2013, 2012 and 2011, respectively (see Note 16).

        On June 30, 2008, the Company's CEO purchased $50,000 of the total debt outstanding. During January 2011, the Company's CEO sold his holding in the Company's debt. Subsequent to the sale, the Company's CEO has no ownership interest in the Company's debt. For the years ended September 30, 2013, 2012 and 2011, total interest paid to the CEO related to the debt was approximately zero, zero and $281, respectively.

Note 7. Property and Equipment, net

        Property and equipment, net, consist of the following:

	2013	2012
Land, buildings and improvements	$15,468	$15,237
Machinery and equipment	12,872	10,100
Vehicles	871	703
Computer and software	18,749	14,983
Furniture and fixtures	3,064	2,890
Construction in progress	3,492	—

	54,516	43,913
Less: accumulated depreciation and amortization	(27,722)	(23,144)

Property and equipment, net	$26,794	$20,769

        At September 30, 2013, 2012 and 2011, property and equipment included assets of approximately $9,345, $6,422 and $6,457, respectively, acquired under capital lease arrangements. Accumulated amortization of assets acquired under capital leases was approximately $6,700, $5,680 and $3,718 as of September 30, 2013, 2012 and 2011, respectively.

        Depreciation and amortization expense for property and equipment was approximately $4,781, $5,536 and $5,859 during the years ended September 30, 2013, 2012 and 2011, respectively (including amortization expense of approximately $1,020, $2,114 and $1,756 on assets acquired under capital leases for 2013, 2012 and 2011, respectively).

Note 8. Goodwill and Intangible Assets, net

        During the quarter ended June 30, 2013, the Company recorded a $1,250 decrease to goodwill associated with their finalization of Interfast's excess and obsolete inventory reserve. This adjustment

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 8. Goodwill and Intangible Assets, net (Continued)

was made within the one year measurement period and has been recorded retroactively to the acquisition date, July 3, 2012.

	September 30, 2013	September 30, 2012
Beginning balance	$563,896	$504,764
Foreign currency translation	(1,403)	1,911
Purchase accounting adjustment	—	57,221

Ending balance	$562,493	$563,896

        As of September 30, 2013 and 2012, the gross amounts and accumulated amortization of intangible assets is as follows:

	2013		2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships (12 to 20 year life)	$84,237	$(24,842)	$84,713	$(20,101)
Trademarks (5 years to indefinite life)	40,425	(1,637)	40,450	(1,528)
Backlog (2 year life)	4,327	(3,136)	4,402	(1,557)
Non-compete agreements (3 to 4 year life)	1,457	(1,190)	1,468	(1,039)

Total intangible assets	$130,446	$(30,805)	$131,033	$(24,225)

        Estimated future amortization expense at September 30, 2013 is as follows:

2014	$6,192
2015	4,963
2016	4,849
2017	4,849
2018	4,849
Thereafter	36,107

$61,809

        Amortization expense included in the accompanying statements of operations for the years ended September 30, 2013, 2012 and 2011 was $6,599, $4,427 and $3,699, respectively. In addition to its amortizing intangibles, the Company assigned an indefinite life to the Wesco Aircraft trademark. As of September 30, 2013 and 2012, the trademark had a carrying value of $37,832.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 9. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	2013	2012
Accrued compensation and related expenses	$14,606	$10,364
Accrual for commissions	447	358
Accrued professional fees	596	2,215
Accrued customer rebates	1,743	2,226
Accrued taxes (property, sales and use)	1,467	1,313
Accrued interest	588	196
Integration costs	—	917
Accrued profit sharing	791	691
Other accruals	809	1,508

Accrued expenses and other current liabilities	$21,047	$19,788

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

        These arrangements also contain an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the parties required to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management. The Company considers its own risk of non-performance to be limited. Upon the maturity of its previous interest rate swaps, the Company entered into two interest rate swaps arrangements, which expired in February and June 2012. Each interest rate swap converts the interest rate on approximately $100,000 (notional amount) of its outstanding debt from variable rates to a fixed interest rate. The swap agreements have fixed the LIBOR component of the term debt to interest rates of 1.77% and 1.96%. As of September 30, 2013, the Company is not currently party to any swap agreements.

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

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 12. Long-Term Debt

        Long-term debt consists of the following at:

	September 30, 2013	September 30, 2012

$265,000 term loan, bearing interest based on Alternate Base Rate ("ABR") (defined as Prime Rate plus an applicable margin rate ranging from 1.25% -2.25%) or Eurodollar (defined as London Inter-Bank Offer Rate ("LIBOR") rates plus an applicable margin ranging from 2.25% - 3.25%), whichever was greater. The applicable margin rates were indexed to the Company's Consolidated Total Leverage Ratio and adjusted each reporting period based on operating results. The term loan was payable quarterly equal to 1.25% the first year, escalating to 3.75% by the fifth year of the principal amount of $265,000 with the final payment due on April 7, 2016.

	$—	$228,805

$350,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 1.75% - 2.00%), or Eurodollar (defined as LIBOR rates plus an applicable margin rate ranging from 2.75% -3.00%), whichever was greater, provided however that at no time could the base rate be less than 1.25%. The applicable margin rates were indexed to the Company's Consolidated Total Leverage Ratio and adjusted each reporting period based on operating results. The term loan was payable quarterly equal to 0.25% of the principal amount of $350,000.The entire balance is due April 7, 2017.

	—	302,195
$150,000 revolving line of credit, bearing interest based on the "ABR" (defined as Prime Rate plus an applicable margin rate ranging from 1.25% - 2.25%) or Eurodollar (defined as LIBOR rates plus an applicable margin ranging from 2.25% - 3.25%), whichever was greater. The applicable margin rates were indexed to the Company's Consolidated Total Leverage Ratio and adjusted each reporting period based on operating results. The revolver would have been due on April 7, 2016.	—	95,000

$625,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75% - 1.50%), or Eurodollar (defined as LIBOR rates plus an applicable margin rate ranging from 1.75% -2.50%), whichever is greater. The applicable margin rates are indexed to the Company's Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 2.50% by the fifth year of the principal amount of $625,000 with the final payment due on December 7, 2017. Interest rate was 2.44% at September 30, 2013

	568,000	—

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 12. Long-Term Debt (Continued)

	September 30, 2013	September 30, 2012
$200,000 revolving line of credit, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75% - 1.50%), or Eurodollar (defined as LIBOR rates plus an applicable margin rate ranging from 1.75% - 2.50%), whichever is greater. The applicable margin rates are indexed to the Company's Consolidated Total Leverage Ratio and (as such ratio is defined in the new senior secured credit facilities) adjusted each reporting period based on operating results. The revolver is due on December 7, 2017. Interest rate was 2.44% at September 30, 2013.	—	—

Less: current portion	—	—

Long-term debt	$568,000	$626,000

        Aggregate maturities of long-term debt as of September 30, 2013 are as follows:

Years Ended September 30,
2014	$—
2015	40,656
2016	46,875
2017	58,594
2018	421,875

$568,000

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

        Under the terms and definitions of the new senior secured credit facilities as of September 30, 2013, the Company's Consolidated Total Leverage Ratio (as such ratio is defined in the new senior secured credit facilities) cannot exceed 4.00 and its Consolidated Net Interest Coverage Ratio (as such ratio is defined in the new senior secured credit facilities) cannot be less than 2.25. The new senior secured credit facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The Company was in compliance with these covenants as of September 30, 2013. As of September 30, 2013, our Consolidated Total Leverage Ratio was 2.45 and our Consolidated Net Interest Coverage Ratio was 11.53.

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

and secured by a first lien on substantially all of the Company's assets and the assets of its guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

        During the year ended September 30, 2013, the Company had made voluntary prepayments totaling approximately $33,563 on the $625,000 term loan that have been applied to future required quarterly payments. As of September 30, 2013, there were no outstanding borrowings under the $200,000 revolving line of credit.

        The Company's subsidiary, Wesco Aircraft Europe, has available a £7,000 ($11,295 based on the September 30, 2013 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of September 30, 2013 and 2012, respectively.

        As a result of the refinancing, the Company recorded a loss on extinguishment of debt in the amount of $4,960. The loss on extinguishment was recorded as a component of interest expense, net in the consolidated statements of earnings and comprehensive income during the three months ended December 31, 2012. Additionally, $3,894 of unamortized debt issuance costs remains capitalized and new creditor fees associated with the December 7, 2012 refinancing in the amount of $7,274 were capitalized. These fees will be amortized over the term of the debt using the effective interest rate method. The total deferred financing costs capitalized at the close of the transaction on December 7, 2012 totaled $11,168.

Note 13. Income Taxes

        Income before provision for income taxes for the years ended September 30, 2013, September 30, 2012 and September 30, 2011 consisted of the following:

	2013	2012	2011
U.S. income	$115,194	$110,120	$118,475
Foreign income	42,433	23,542	9,649

Total	$157,627	$133,662	$128,124

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 13. Income Taxes (Continued)

        The components of the Company's income tax provision for the years ended September 30, 2013, September 30, 2012 and September 30, 2011 are as follows:

	2013	2012	2011
Current provision
Federal	$29,366	$14,007	$31,840
State and local	3,943	1,355	5,897
Foreign	9,566	5,744	3,613

Subtotal	42,875	21,106	41,350
Deferred provision (benefit)
Federal	8,901	18,867	9,157
State and local	1,022	1,719	1,991
Foreign	17	(205)	28

Subtotal	9,940	20,381	11,176

Provision for income taxes	$52,815	$41,487	$52,526

        The tax benefits associated with the exercise of employee stock options and vesting of restricted stock units were recognized in the current year tax return which were in excess of the previously recorded value at the time of grant. During fiscal year 2013, $6,879 of tax benefit has been credited to additional paid in capital.

        For the years ended September 30, 2013 and September 30, 2012, the components of deferred income tax assets (liabilities) were as follows:

	2013	2012
Current deferred tax assets/(liabilities)
Inventories	$34,537	$29,345
Reserves and other accruals	2,811	1,517
Compensation accruals	2,292	2,010
Other	31

Total current deferred tax assets/(liabilities)	39,671	32,872
Non-current deferred tax assets/(liabilities)
Property and equipment	(2,107)	(2,237)
Goodwill and intangible assets	(73,268)	(56,987)
Stock options	3,062	3,779
Deferred financing costs and other	129	—

Total non-current deferred tax assets/(liabilities)	(72,184)	(55,445)

Net deferred tax assets/(liabilities)	$(32,513)	$(22,573)

        The Company believes its deferred tax assets are more likely than not to be realized based on historical and projected taxable income levels.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 13. Income Taxes (Continued)

        The Company is subject to U.S. federal income tax as well as income taxes in various state and foreign jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is September 30, 2009 onwards.

        The undistributed earnings of the Company's foreign subsidiaries, which amount to $88,409, are considered to be indefinitely reinvested. Accordingly, no provision for federal or state and local taxes or foreign withholding taxes has been provided on such undistributed earnings and the determination of taxes associated with such undistributed earnings is not practicable.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2013 and September 30, 2012, the Company did not record a liability for uncertain tax positions.

        A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows for the years ended September 30, 2013, September 30, 2012 and September 30, 2011:

	2013		2012		2011
Provision for income taxes at statutory rate	$55,169	35.00%	$46,782	35.00%	$44,843	35.00%
State taxes, net of tax benefit	3,228	2.05	2,100	1.57	5,141	4.01
Nondeductible items	5,310	3.37	1,340	1.00	2,948	2.30
Other	(2,060)	(1.31)	(407)	(0.30)	1,302	1.02
IRC Section 199 and 41	(610)	(0.39)	(3,550)	(2.66)	—	—
Foreign income not taxed at the Federal rate	(4,910)	(3.11)	(2,699)	(2.02)	2	—
Foreign tax credit	(3,312)	(2.10)	(2,079)	(1.55)	(1,710)	(1.33)

Actual provision for income taxes	$52,815	33.51%	$41,487	31.04%	$52,526	41.00%

        The Company's effective tax rate was 33.51% and 31.04% during the years ended September 30, 2013 and September 30, 2012, respectively. The increase in provision for income taxes was primarily related to deemed dividends from certain of the Company's foreign subsidiaries.

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

        Prior to the amended and restated certificate of incorporation the Company's capital structure consisted of two classes of common stock, Class A and Class B. These classes of stock differ primarily with respect to the voting and conversion rights. Only common stock—Class A shares have voting

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 14. Stockholders' Equity (Continued)

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

Note 15. Stock-Based and Other Compensation Arrangements

        The Company's Amended and Restated Equity Incentive Plan (the "Prior Plan"), which was originally adopted in 2006 and the Company's 2011 Equity Incentive Award Plan (the "2011 Plan"), which was adopted in connection with our initial public offering, provide or provided for the issuance of stock options, restricted stock awards, stock option rights and restricted stock units to certain employees and directors of the Company. These awards are subject to call rights by the Company upon the occurrence of certain events, including employee separation. Awards that are called by the Company are valued at fair market value, as determined by the Company's Board of Directors. Following the adoption of the Company's 2011 Plan, no new awards will be granted under the Prior Plan. There are 5,850,000 shares authorized for issuance under the 2011 Plan. As of September 30, 2013, there were 4,635,705 shares remaining available for issuance under the 2011 Plan.

Stock Options

        The Company's stock options are eligible to vest over 3 years in three equal annual installments, subject to continued employment on each vesting date. Vested options are exercisable at any time until the earlier of a change in control or approximately 10 years from the date of the option grant. Certain vesting restrictions may apply in the year of change of control. The stock options granted had an exercise price equal to the estimated fair value of the Company's common stock on the grant date.

Continuous Employment Conditions

        At September 30, 2013, the Company has outstanding 527,362 unvested time-based stock options under the Plans, which will vest on the basis of continuous employment with the Company. Most of the time-based options vest ratably during the period of service. In case of a liquidity event, all the time-vesting options shall become fully vested and exercisable prior to the effective date of the first liquidity event. A liquidity event includes a sale, transfer or disposition of the equity securities of the Company held by all of the principal stockholders such that following such a transaction the total number of equity shares held by all of the principal stockholders is less than 30% of the total number of shares held at the effective date of acquisition of the Company, or a sale, transfer or other disposition of substantially all of the assets of the Company.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 15. Stock-Based and Other Compensation Arrangements (Continued)

        The following table sets forth the summary of options activity under the plan for:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
September 30, 2011	7,659,315	$5.09	5.7	$46,528,736

Granted	—	$—
Exercised	(1,729,030)	$4.27
Forfeited options	(1,350)	$15.00

September 30, 2012	5,928,935	$5.32	4.9	$50,006,187

Granted	687,338	$13.49
Exercised	(2,133,334)	$4.63
Forfeited options	(244,913)	$14.66

September 30, 2013	4,238,026	$6.46	4.6	$61,338,566

(1)
Aggregate intrinsic value is calculated on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

        The total intrinsic value of options exercised during fiscal year 2013 and 2012 was $25,519 and $18,015, respectively. For the years ended September 30, 2013, 2012 and 2011, the Company recorded $1,713, $716 and $3,411, respectively, of stock-based compensation expense related to these options that is included within selling, general and administrative expenses. At September 30, 2013, the unrecognized stock-based compensation related to these options was approximately $2,907 and is expected to be recognized through September 30, 2015. As of September 30, 2013 there are 3,710,664 options which are exercisable. Cash received from the exercise of stock options by the Company during the years ended September 30, 2013, 2012, and 2011 was approximately $9,895, $7,377, and $2,612 respectively.

Restricted Stock Units and Restricted Stock

        In fiscal year 2013, the Company granted 213,245 shares of restricted common stock to employees. In fiscal 2011, in connection with the Company's initial public offering, the Company granted 123,660 shares of restricted common stock to employees. These shares are eligible to vest over 3 years in three equal annual installments, subject to continued employment on each vesting date. For the fiscal year 2011 grants only, the vesting of one half of these shares were subject to the Company achieving a performance target for fiscal year 2011 that was established by the compensation committee and subsequently not met which resulted in the forfeiture of these performance shares. During the years ended September 30, 2013, 2012 and 2011, the Company granted 44,286, 37,740 and 25,704,

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 15. Stock-Based and Other Compensation Arrangements (Continued)

respectively, of restricted common shares to its directors. The September 30, 2010 grants of 31,788 shares were authorized by the Compensation Committee for granting during 2010 but were not issued until 2011. Accordingly the compensation expense attributable to such awards was recorded in 2010 but the underlying shares of common stock have not been included in the Consolidated Statements of Stockholders' Equity or Consolidated Balance Sheets as issued and outstanding until fiscal year 2011. For the years ended September 30, 2013, 2012 and 2011, the Company recorded $1,681, $910 and $408, respectively, of stock-based compensation expense related to restricted stock that is included within selling, general and administrative expenses. The RSUs do not contain any redemption provisions that are not within the Company's control. Accordingly, these equity awards have been classified within stockholders' equity. At September 30, 2013, the unrecognized stock-based compensation related to restricted stock awards was approximately $1,945 and is expected to be recognized through September 30, 2015.

        Restricted share activity during fiscal 2013 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at start of year	102,300	$14.81
Granted(1)	257,531	$13.52
Vested	(128,189)	$13.75
Forfeited	(75,011)	$14.60

Outstanding at end of year	156,631	$13.65

(1)
Under the terms of their respective RSA award agreements, RSA shareholders have the same voting rights as common stock shareholders, such rights exist even if the RSA have not vested.

        Fair value of our restricted shares is based on our closing stock price on the date of grant. The fair value of shares that were vested during fiscal years 2013, 2012 and 2011 was $1,764, $23,417 and $447, respectively. The fair value of shares that were granted during fiscal years 2013, 2012 and 2011 was $3,426, $412 and $2,055, respectively. The weighted average fair value at the grant date for restricted shares issued during fiscal 2013, 2012 and 2011 was $13.52, $10.93 and $13.76, respectively. Tax benefits realized from tax deductions associated with option exercises and restricted share activity for 2013, 2012 and 2011 totaled $6,879, $21,476 and $1,547, respectively.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with ASC 718. The Company currently uses the Black-Scholes option pricing model to determine the fair value of the stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, risk-free interest rate and expected dividends.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 15. Stock-Based and Other Compensation Arrangements (Continued)

        The Company estimated expected volatility based on historical data of comparable public companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on guidelines provided in SAB No. 110 and represents the average of the vesting tranches and contractual terms. The risk-free rate assumed in valuing the options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the option. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero in the option pricing model. Compensation expense is recognized only for those options expected to vest with forfeitures estimated based on the Company's historical experience and future expectations. Stock-based compensation awards are amortized on a straight line basis over a 3 year period.

        The weighted average assumptions used to value the option grants are as follows:

	2013	2012	2011
Expected life (in years)	5.97	—	6.70
Volatility	46.50%	—	45.57%
Risk free interest rate	1.04%	—	2.26%
Dividend yield	—	—	—

        The weighted average fair value per option at the grant date for options issued during fiscal 2013, 2012 and 2011 was $6.08, zero and $4.43, respectively.

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

        Future minimum rental payments as of September 30, 2013 are as follows:

	Third Party	Related Party	Total
Years Ended September 30,
2014	$2,578	$1,766	$4,344
2015	1,945	1,622	3,567
2016	1,237	1,621	2,858
2017	840	1,621	2,461
2018	335	1,621	1,956
Thereafter	152	1,795	1,947

	$7,087	$10,046	$17,133

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 16. Commitments and Contingencies (Continued)

        Total rent expense for the years ended September 30, 2013, 2012 and 2011 was $4,654, $4,218 and $3,963, respectively.

Capital Lease Commitments

        The Company leases certain equipment under capital lease agreements that require minimum monthly payments that expire at various dates through May 2018.

        Future minimum lease payments as of September 30, 2013 are as follows:

2014	$1,139
2015	1,038
2016	351
2017	131
2018	35

2,694
Less: interest	(96)

Total	$2,598

Purchase Orders

        As of September 30, 2013, the Company has open inventory purchase orders in the amount of $334,318.

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

Note 17. Employee Benefit Plan

        The Company maintains a 401(k) defined contribution plan and a retirement saving plan for the benefit of its eligible employees. All full-time employees who have completed at least six months of service and are at least 21 years of age are eligible to participate in the plans. Eligible employees may elect to contribute up to 60% of their eligible compensation. Contributions by the Company were $945, $858 and $763 during the years ending September 30, 2013, 2012 and 2011, respectively.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 18. Supplemental Cash Flow Information

	2013	2012	2011
Cash payments for:
Interest paid	$16,343	$21,006	$20,278

Income taxes paid	$5,977	$37,428	$49,567

Schedule of non-cash investing and financing activities:
Property and equipment acquired pursuant to capital leases	$2,923	$116	$1,536

Property and equipment disposed of pursuant to termination of capital leases	$0	$(154)	$(275)

Note 19. Quarterly Financial Data (unaudited)

        Summarized unaudited quarterly financial data for quarters ended December 31, 2011 through September 30, 2013 is as follows:

Quarter Ended:	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Net sales	$234,339	$230,236	$225,862	$211,170
Gross profit	85,000	81,891	81,308	74,100
Income from operations	48,880	46,135	46,412	39,375
Net income	29,972	27,026	29,388	18,426
Basic net income per share(1)	$0.32	$0.29	$0.32	$0.20
Diluted net income per share(1)	$0.31	$0.28	$0.31	$0.19

Quarter Ended:	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Net sales	$212,162	$189,347	$182,143	$192,554
Gross profit	78,943	67,280	64,075	73,272
Income from operations	42,436	34,952	36,365	45,079
Net income	26,981	22,293	19,723	23,178
Basic net income per share(1)	$0.29	$0.24	$0.21	$0.25
Diluted net income per share(1)	$0.28	$0.23	$0.21	$0.24

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

        The following table presents net sales and other financial information by business segment:

	Fiscal Year Ended September 30, 2013
	North America	Rest of World	Intercompany Elimination	Consolidated
Net sales	$807,885	$204,886	$(111,163)	$901,608
Gross profit	267,889	62,228	(7,818)	322,299
Income from operations	150,518	30,141	143	180,802
Interest expense, net	(25,355)	(177)	—	(25,178)
Provision for income taxes	45,045	7,688	82	52,815
Total assets	1,657	304	(330)	1,631
Goodwill	555,714	6,779	—	562,493
Capital expenditures	7,220	662	—	7,882
Depreciation and amortization	10,425	955	—	11,380

	Fiscal Year Ended September 30, 2012
	North America	Rest of World	Intercompany Elimination	Consolidated
Net sales	$689,663	$158,676	$(72,133)	$776,206
Gross profit	239,352	50,414	(6,196)	283,570
Income from operations	137,639	20,376	817	158,832
Interest expense, net	(22,756)	(1,890)	—	(24,646)
Provision for income taxes	38,052	3,435	—	41,487
Total assets	1,737,489	270,654	(470,727)	1,537,416
Goodwill	557,105	6,791	—	563,896
Capital expenditures	4,037	491	—	4,528
Depreciation and amortization	9,101	862	—	9,963

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 20. Segment Reporting (Continued)

	Fiscal Year Ended September 30, 2011
	North America	Rest of World	Intercompany Elimination	Consolidated
Net sales	$645,034	$119,384	$(53,532)	$710,886
Gross profit	242,533	39,096	(6,233)	275,396
Income from operations	151,000	9,920	(690)	161,610
Interest expense, net	(33,748)	(743)	—	(34,491)
Provision for income taxes	49,712	2,814	—	52,526
Total assets	1,237,964	113,631	(50,210)	1,301,385
Goodwill	498,200	6,564	—	504,764
Capital expenditures	4,745	374	—	5,199
Depreciation and amortization	8,575	983	—	9,558

Geographic Information

        The Company operated principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

        Net sales by geographic area, for the fiscal years ended September 30, 2013, 2012 and 2011 were as follows:

	Fiscal Year Ended September 30,
	2013		2012		2011
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
United States of America	$628,220	69.7%	$590,367	76.1%	$583,069	82.0%
Canada	73,409	8.1%	28,538	3.7%	9,440	1.3%
United Kingdom	134,943	15.0%	116,809	15.0%	92,375	13.0%
Other European Countries	52,927	5.9%	31,087	4.0%	17,034	2.4%

Asia, Pacific Rim, Middle East and other	12,109	1.3%	9,405	1.2%	8,968	1.3%

	$901,608	100.0%	$776,206	100.0%	$710,886	100.0%

        The Company determines the geographic area based on where the sale was originated from.

        Long-lived assets by geographic area, for the fiscal years ended September 30, 2013, 2012 and 2011 were as follows:

	Fiscal Year Ended September 30,
	2013	2012	2011
North America	$25,048	$19,104	$19,354
Europe	1,746	1,665	1,598
Asia, Pacific Rim, Middle East and other	—	—	—

	$26,794	$20,769	$20,952

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 20. Segment Reporting (Continued)

Product and Services Information

        Net sales by product categories, for the fiscal years ended September 30, 2013, 2012 and 2011 were as follows:

	Fiscal Year Ended September 30,
	2013		2012		2011
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Hardware	$744,741	82.6%	$632,283	81.5%	$585,272	82.3%
Electronic Components	104,383	11.6%	90,311	11.6%	81,626	11.5%
Bearings	32,218	3.6%	26,462	3.4%	21,558	3.0%
Machined Parts and Other	20,266	2.2%	27,150	3.5%	22,430	3.2%

	$901,608	100.0%	$776,206	100.0%	$710,886	100.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of September 30, 2013, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2014 annual meeting of stockholders (our "2014 Proxy Statement") filed within 120 days after September 30, 2013 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days after September 30, 2013. To the extent such information is included in our 2014 Proxy Statement within 120 days after September 30, 2013, it is expected to be incorporated by reference to the sections of our 2014 Proxy Statement specified below.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Proposal 1—Election of Directors,"

  •
  "Executive Officers,"

  •
  "Section 16(a) Beneficial Ownership Reporting Compliance" and

  •
  "General Information Concerning the Board of Directors, Its Committees and the Company's Corporate Governance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Compensation Discussion and Analysis,"

  •
  "General Information Concerning the Board of Directors, Its Committees and the Company's Corporate Governance" and

  •
  "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing in our 2014 Proxy Statement under the following heading is incorporated herein by reference:

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Certain Relationships and Related Party Transactions" and

  •
  "General Information Concerning the Board of Directors, Its Committees and the Company's Corporate Governance."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing in our 2014 Proxy Statement under the following heading is incorporated herein by reference:

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

WESCO AIRCRAFT HOLDINGS, INC.
Dated: December 9, 2013	By:	/s/ RANDY J. SNYDER Randy J. Snyder Chairman of the Board of Directors, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RANDY J. SNYDER Randy J. Snyder	Chairman of the Board of Directors, President and Chief Executive Officer	December 9, 2013
/s/ GREGORY A. HANN Gregory A. Hann	Executive Vice President and Chief Financial Officer	December 9, 2013
/s/ J. SHAWN TROGDON J. Shawn Trogdon	Global Controller	December 9, 2013
/s/ DAYNE A. BAIRD Dayne A. Baird	Director	December 9, 2013
/s/ PAUL E. FULCHINO Paul E. Fulchino	Director	December 9, 2013
/s/ JAY L. HABERLAND Jay L. Haberland	Director	December 9, 2013
/s/ SCOTT E. KUECHLE Scott E. Kuechle	Director	December 9, 2013

SIGNATURE	TITLE	DATE

/s/ ADAM J. PALMER Adam J. Palmer	Director	December 9, 2013
/s/ ROBERT D. PAULSON Robert D. Paulson	Director	December 9, 2013
/s/ NORTON A. SCHWARTZ Norton A. Schwartz	Director	December 9, 2013
/s/ DAVID L. SQUIER David L. Squier	Director	December 9, 2013

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Europe, Ltd. and Interfast Inc., dated May 23, 2012 (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q, dated August 10, 2012, (File No. 001-35253))
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

Exhibit Number	Description
10.20	Engagement Agreement by and between Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) and Solebury Capital LLC, dated as of January 20, 2011 (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
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
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.