Form 10-Q
period 2013-12-31
Wesco Aircraft Holdings, Inc
filed 2014-02-12
CIK 1378718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of February 11, 2014 was 95,884,470.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS .

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2013	2013
Assets
Current assets
Cash and cash equivalents	$55,549	$78,716
Accounts receivable, net of allowance for doubtful accounts of $4,455 at December 31, 2013 and $4,464 at September 30, 2013, respectively	158,940	155,944
Inventories, net	671,654	630,264
Prepaid expenses and other current assets	15,540	12,195
Income taxes receivable	11,747	16,119
Deferred income taxes	39,307	39,671
Total current assets	952,737	932,909

Property and equipment, net	27,602	26,794
Deferred financing costs, net	8,217	8,741
Goodwill	562,641	562,493
Intangible assets, net	98,099	99,641
Other assets	673	574
Total assets	$1,649,969	$1,631,152
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$93,994	$98,934
Accrued expenses and other current liabilities	12,189	21,047
Income taxes payable	3,485	2,953
Long-term debt—current portion	5,500	—
Capital lease obligations—current portion	1,249	1,184
Total current liabilities	116,417	124,118
Long-term debt	562,500	568,000
Capital lease obligations	1,393	1,414
Deferred income taxes	74,180	72,184
Total liabilities	754,490	765,716
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 950,000,000 shares authorized; 95,269,492 and 94,776,683 shares issued and outstanding as of December 31, 2013 and September 30, 2013 respectively	95	95
Additional paid-in capital	393,888	387,636
Accumulated other comprehensive loss	(10,768)	(10,189)
Retained earnings	520,716	496,346
Less treasury stock, at cost, 626,225 shares as of December 31, 2013 and September 30, 2013	(8,452)	(8,452)
Total stockholders’ equity	895,479	865,436
Total liabilities and stockholders’ equity	$1,649,969	$1,631,152

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net sales	$224,722	$211,170
Cost of sales	146,664	137,070
Gross profit	78,058	74,100
Selling, general and administrative expenses	37,445	34,725
Income from operations	40,613	39,375
Interest expense, net	(4,222)	(11,377)
Other income (expense), net	754	(155)
Income before provision for income taxes	37,145	27,843
Provision for income taxes	(12,775)	(9,417)
Net income	$24,370	$18,426
Other Comprehensive Income, net	(579)	(1,515)
Comprehensive income	$23,791	$16,911
Net income per share:
Basic	$0.26	$0.20
Diluted	$0.25	$0.19
Weighted average shares outstanding:
Basic	94,869	92,514
Diluted	96,963	95,179

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net income	$24,370	$18,426
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	1,651	1,663
Depreciation	1,400	1,253
Amortization of deferred financing costs	524	5,664
Bad debt and sales return reserve	(19)	(18)
Non-cash foreign currency exchange	(1,555)	230
Non-cash stock-based compensation	1,528	987
Excess tax benefit related to stock options exercised	(2,550)	(741)
Deferred income tax provision	2,367	2,677
Changes in assets and liabilities
Accounts receivable	(2,267)	(1,343)
Inventories	(40,788)	(16,034)
Income taxes receivable	6,924	3,891
Prepaid expenses and other assets	(3,221)	(2,885)
Accounts payable	(5,924)	(5,460)
Accrued expenses and other liabilities	(8,949)	(5,017)
Income taxes payable	458	788
Net cash provided by (used in) operating activities	(26,051)	4,081
Cash flows from investing activities
Purchases of property and equipment	(1,853)	(597)
Net cash used in investing activities	(1,853)	(597)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	625,000
Repayment of long-term debt	—	(636,000)
Financing Fees	—	(7,274)
Repayment of capital lease obligations	(273)	(341)
Excess tax benefit related to stock options exercised	2,550	741
Proceeds from exercise of stock options	2,173	1,787
Payment for treasury stock	—	(8,452)
Net cash provided by (used in) financing activities	4,450	(24,539)
Effect of foreign currency exchange rates on cash and cash equivalents	287	(67)
Net decrease in cash and cash equivalents	(23,167)	(21,122)
Cash and cash equivalents, beginning of period	78,716	60,856
Cash and cash equivalents, end of period	$55,549	$39,734

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

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 10, 2013.

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

During the third quarter of 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which amends FASB ASC 830, Foreign Currency Matters. This guidance requires the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in-substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The Company does not anticipate that the adoption of ASU 2013-05 will have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 is effective beginning in the first quarter of fiscal 2014. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, its adoption did not have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2013 and 2012, the Company’s excess and obsolete reserve was approximately $129,877 and $113,988, respectively. Of these amounts, approximately $3,299 and $2,672 was recorded during the three months ended December 31, 2013 and 2012, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess and slow-moving quantities of inventories.

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

A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $16,780 of its inventory. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual parts can be sold and customer buying patterns, the Company maintains an unreserved slow-moving inventory of $20,139 which they believe based on historical and anticipated sell through rates will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it’s necessary to reserve for a portion of this $20,139 of inventory.

Note 4. Goodwill

During the quarter ended December 31, 2013, the Company recorded a $148 increase to goodwill.

	December 31, 2013	September 30, 2013
Beginning balance	$562,493	$563,896
Foreign currency translation	148	(1,403)
Ending balance	$562,641	$562,493

Note 5. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. As of December 31, 2013 the carrying amounts of the $625,000 term loan approximated its fair value.

Note 6. Long-Term Debt

	December 31,	September 30,
	2013	2013

$ 625,000 term loan, bearing interest based on the Alternate Base Right (“ABR”) (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%). The applicable margin rates are indexed to the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 2.50% by the fifth year of the principal amount of $625,000 with the final payment due on December 7, 2017. Interest rate was 2.42% at December 31, 2013

	568,000	568,000

$ 200,000 revolving line of credit, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%). The applicable margin rates are indexed to the Company’s Consolidated Leverage Ratio and (as such ratio is defined in the senior secured credit facilities) adjusted each reporting period based on operating results. The revolver is due on December 7, 2017. Interest rate was 2.42% at December 31, 2013.	—	—

Less: current portion	5,500	—
Long-term debt	$562,500	$568,000

On December 7, 2012, the Company completed a refinancing of its existing debt facilities for the purpose of reducing the applicable interest rate on all loans. The new debt consists of a $200,000 revolving line of credit and a $625,000 term loan. The revolving line of credit and the term loan, which together we refer to as the senior secured credit facilities, mature on December 7, 2017.

Under the terms and definitions of the senior secured credit facilities as of December 31, 2013, the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) cannot exceed 4.00 and its Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) cannot be less than 2.25. The senior secured credit facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2013.  Borrowings under the senior secured credit facilities are guaranteed by the Company and all of its direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of the Company’s assets and the assets of its guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

As of December 31, 2013, the Company has made voluntary prepayments totaling approximately $25,750 on the new $625,000 term loan that have been applied to future required quarterly payments. As of December 31, 2013, there were no outstanding borrowings under the $200,000 revolving line of credit.

The Company’s subsidiary, Wesco Aircraft Europe Limited, has available a £7.0 million ($11.5 million based on the December 31, 2013 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of December 31, 2013.

As a result of the refinancing in the first quarter of fiscal 2013, the Company recorded a loss on extinguishment of debt in the amount of $4,960. The loss on extinguishment was recorded as a component of interest expense, net in the consolidated statements of earnings and comprehensive income during the three months ended December 31, 2012. Additionally, $3,894 of unamortized debt issuance costs remains capitalized and new creditor fees associated with the December 7, 2012 refinancing in the amount of $7,274 were capitalized. These fees will be amortized over the term of the debt using the effective interest rate method. The total deferred financing costs capitalized at the close of the transaction on December 7, 2012 totaled $11,168.

Note 7. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended
	December 31,
	2013	2012
Net income	$24,370	$18,426
Foreign exchange translation adjustment	(579)	(1,515)
Total comprehensive income	$23,791	$16,911

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

	Three Months Ended
	December 31,
	2013	2012
	(In thousands, except
	per share data)

Net income	$24,370	$18,426
Basic weighted average shares outstanding	94,869	92,514
Dilutive effect of stock options and restricted stock awards/units	2,094	2,665
Dilutive weighted average shares outstanding	96,963	95,179
Basic net income per share	$0.26	$0.20
Diluted net income per share	$0.25	$0.19

There were 0 and 208,299 shares of common stock equivalents for the three months ended December 31, 2013 and December 31, 2012, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

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

The following table presents net sales and operating income by business segment:

	Three Months Ended December 31, 2013
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$200,646	$53,743	$(29,667)	$224,722
Gross profit	63,974	16,184	(2,100)	78,058
Income from operations	33,122	7,298	193	40,613
Interest expense, net	(3,981)	(241)	(—)	(4,222)
Provision for income taxes	10,882	1,827	66	12,775
Total assets	1,668,142	323,188	(340,016)	1,649,969
Goodwill	555,714	6,927	—	562,641
Capital expenditures	1,744	109	—	1,853
Depreciation and amortization	3,299	277	—	3,576

	Three Months Ended December 31, 2012
	North	Rest of	Intercompany
	America	World	Elimination	Consolidated
Net sales	$191,605	$44,926	$(25,361)	$211,170
Gross profit	62,359	13,649	(1,908)	74,100
Income from operations	33,759	5,542	74	39,375
Interest expense, net	(10,010)	(1,367)	(—)	(11,377)
Provision for income taxes	8,391	1,026	—	9,417
Total assets	1,733,894	276,717	(480,474)	1,530,137
Goodwill	557,568	6,786	—	564,354
Capital expenditures	586	11	—	597
Depreciation and amortization	2,688	228	—	2,916

Geographic Information

The Company operates principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area for the three months ended December 31, 2013 and December 31, 2012 were as follows:

	Three Months Ended
	December 31,
	2013		2012
		% of		% of
	Sales	Sales	Sales	Sales
United States of America	$158,722	70.6%	$148,316	70.2%
Canada	14,486	6.4%	18,743	8.9%
United Kingdom	29,659	13.2%	30,087	14.2%
Other European Countries	18,357	8.2%	11,204	5.4%
Asia, Pacific Rim, Middle East and Other	3,498	1.6%	2,820	1.3%
	$224,722	100.0%	$211,170	100.0%

The Company determines the geographic area based on where the sale was originated from.

Note 10. Subsequent Events

On January 30th the Company entered into a merger agreement to acquire Haas Group Inc. (“Haas”) for $550 million in cash, subject to certain closing adjustments, from certain investment funds affiliated with The Jordan Company, L.P.  Haas is a leading global provider of chemical supply chain management (“CSCM”) solutions to the commercial aerospace, airline, military, energy, and other markets. Haas is headquartered in West Chester, PA, with over 1,300 employees and 35 distribution hubs and forward stocking locations around the world.  The acquisition is expected to be completed during the Company’s fiscal Q2 subject to customary closing conditions and will be financed by a new $525 million term loan B facility (“Term Loan B”).

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

References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2014” or “fiscal 2014” means the period from October 1, 2013 to September 30, 2014.

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

Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 7,400 customers in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs, and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 15.6% compounded annual growth rate over the past 20 years to $901.6 million in fiscal 2013. We have more than 1,300 employees and operate across 43 locations in 13 countries.

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

On July 3, 2012, the Company, together with Wesco Aircraft Europe, Ltd.; or Wesco Aircraft Europe, acquired substantially all of the assets of Interfast, Inc., or Interfast, a Toronto based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace, electronics and general industrial markets, which we refer to as the Interfast Acquisition.  The Interfast Acquisition was funded with a combination of cash and borrowings under the Company’s old revolving credit facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Old Senior Secured Credit Facilities”).

Recent Developments

Entry Into Merger Agreement

On January 30, 2014, we entered into an Agreement and Plan of Merger, which we refer to as the Merger Agreement, with Flyer Acquisition Corp., a wholly owned subsidiary of the Company, or Merger Sub, and Haas Group Inc., or Haas.  Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Haas, which we refer to as the Merger, with Haas surviving as a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the purchase price payable at the closing of the Merger is $550.0 million in cash, or the Purchas Price, subject to purchase price adjustments for cash, working capital, debt, transaction expenses and certain other matters.  A portion of the Purchase Price is expected to be funded through a committed debt financing, as described below.  We expect the Merger to close by the end of the first calendar quarter of 2014, subject to customary closing conditions.

Commitment Letter

In connection with the Merger, Merrill Lynch, Pierce, Fenner & Smith Incorporated, or MLPFS, and Bank of America, N.A., or Bank of America, entered into a commitment letter with the Company, dated January 30, 2014, which was superseded by an amended and restated commitment letter, dated February 4, 2014, entered into by the Company, MLPFS, Bank of America, Barclays Bank PLC, or Barclays, Morgan Stanley Senior Funding Inc., or Morgan Stanley, Royal Bank of Canada, or Royal Bank, and RBC Capital Markets, or RBCCM, which we refer to as the Commitment Letter, pursuant to which (a) Bank of America, Barclays, Royal Bank and Morgan Stanley have agreed, on the terms and subject to the conditions set forth therein, to seek the necessary consents to amend the senior secured credit facilities (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”) to provide a new term loan B facility of $525.0 million, which we refer to as the new term loan B facility, pursuant to the amended senior secured credit facilities and (b) to the extent such amendment is not successful, Bank of America, Barclays, Royal Bank and Morgan Stanley have committed, on the terms and subject to the conditions set forth in the Commitment Letter, to refinance the senior secured credit facilities with $1,293.0 million in senior secured facilities, comprised of: (i) a term loan A facility in the amount of $568.0 million, which we refer to as the refinanced term loan A facility, (ii) a term loan B facility in the amount of $525.0 million, which we refer to as the refinanced term loan B facility, and (iii) a revolving credit facility of $200.0 million, which we refer to as the refinanced revolving facility.  The proceeds of the new term loan B facility or the refinanced term loan B facility, as applicable, will be borrowed at the closing of the Merger and, along with cash on hand and drawings under the revolving facility (as defined under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”) or the refinanced revolving facility, as applicable, will be used to pay the Purchase Price, repay Haas’ outstanding indebtedness and pay certain fees and expenses in connection with the Merger.  The obligations of Bank of America, Barclays, Royal Bank and Morgan Stanley to provide the debt financing under the Commitment Letter are subject to certain conditions, including the consummation of the Merger and certain other customary closing conditions.  The final termination date for the commitments of Bank of America, Barclays, Royal Bank and Morgan Stanley under the Commitment Letter is May 29, 2014.  In connection with the Commitment Letter, we entered into a fee letter pursuant to which we have agreed pay certain fees to MLPFS, Bank of America, Barclays, Morgan Stanley, Royal Bank, RBCCM and, if the amendment to the senior secured credit facilities is successful, the lenders under the senior secured credit facilities or, if the amendment to the senior secured credit facilities is not successful, the lenders under the refinanced term loan A facility, the refinanced term loan B facility and the refinanced revolving facility.

Industry Trends Affecting Our Business

Commercial Aerospace Market

We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, the introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

During 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During 2011, 2012 and  2013, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, coupled with the sustained high fuel prices and the need to replace aging aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft increased in 2011, 2012 and 2013, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial maintenance, repair and overhaul, or MRO, providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

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

We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to our comprehensive JIT supply chain management services as well as expanding relationships with our existing JIT customers to include additional customer sites and additional SKUs. We believe this strategy serves to mitigate fluctuations in our net sales. However, our sales to JIT customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected. Although our ad hoc sales as a percentage of net sales increased from 38% in fiscal 2012 to 40% during fiscal 2013,and decreased slightly to 39% for the quarter ended December 31, 2013, we do not believe that this recent upward trend in ad hoc sales is inconsistent with our strategy of transitioning customers to JIT contracts and LTAs. Instead, we believe that an increase in ad hoc sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases. Accordingly, even though we believe that our ad hoc sales as a percentage of total sales will remain steady throughout fiscal 2014, we do not believe that this trend will impact our long-term JIT and LTA strategy.

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

Fluctuations in Margins

We entered the electronic components business in 2008 after the Airtechnics Acquisition. As we continue to grow our electronics products group, or EPG, business, we expect that EPG sales as a percentage of our total net sales will increase. Gross profit margins on EPG products are lower than the gross profit margins on many of our other products, which we believe will continue to result in a reduction in our overall gross profit margins as our EPG sales increase.

We believe that our strategy of growing our JIT and LTA sales and converting ad hoc customers into JIT and LTA customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are in JIT and LTA-related sales. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to JIT contracts and LTAs. During fiscal 2013 and the three months ended December 31, 2013, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain relatively consistent throughout fiscal 2014. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

Our JIT contracts and LTAs generally provide for fixed prices, which can expose us to risks if prices we pay to our suppliers rise due to increased raw material or other costs. However, we believe our expansive product offerings and inventories, our ad hoc sales and, where possible, our longer-term agreements with suppliers have enabled us to mitigate this risk.

Fluctuations in Cash Flow

We believe our cash flows may be affected by fluctuations in our inventory that can occur over time. When we are awarded new programs, we generally increase our inventory to account for expected sales related to the new program, which often take time to materialize. As a result, if certain programs for which we have procured inventory are delayed or if newer JIT customers’ consigned inventory is larger than we expected, we may experience a more sustained inventory increase. For example, we increased our inventory in anticipation of deliveries of the Boeing 787, which experienced significant delays.

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected. As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2013 and the quarter ended December 31, 2013, we experienced  inventory builds of approximately $72.6 million and $40.8 million, respectively, which were primarily driven by purchases to support new contracts as well as strategic investments made in anticipation of the expected industry growth cycle. We would expect inventory to continue to grow as net sales increase.  However, given that growth in our business typically requires us to procure additional inventory, which has a negative impact on our cash flows, we believe that cost of sales as a percentage of inventory is a useful additional metric to use when analyzing our inventory management relative to the growth of our business.  Although we believe that our cost of sales as a percentage of inventory reflects a positive trend in inventory management, our recent inventory build relates to strategic purchases made in anticipation of an expected industry growth cycle. Although we believe that during fiscal 2013 and the quarter ended December 31, 2013, the aerospace industry was in the early stages of a growth cycle, and accordingly made strategic inventory purchases, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame. We believe that this lower than expected demand is the result of inventory purchases that remain in the supply chain from the last downturn and is taking longer for those parties to sell-off. Accordingly, we believe that the strategic inventory purchases we made during fiscal 2013 and the quarter ended December 31, 2013, combined with this lower than expected demand, has had a modest negative impact on our cash flows, slightly offsetting the overall positive trend in inventory management.

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

We sell products and services to our customers using three types of contractual arrangements: JIT supply chain management contracts, LTAs and individual ad hoc sales. Under JIT contracts, customers commit to purchase specified parts from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those parts. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined parts, purchased on an as-needed basis. Ad hoc customers purchase parts from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, JIT and LTA customers often purchase parts that are not captured under their contract on an ad hoc basis.  In fiscal 2012 and 2013 and the quarter ended December 31, 2013, we experienced an increase in both ad hoc and LTA sales.

Cost of Sales

The principal component of our cost of sales is product cost, which was approximately 97% of our total cost of sales for the quarter ended December 31, 2013. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 3% of our total cost of sales for the quarter ended December 31, 2013.

Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. The current weighted average cost is a function of many factors, including fluctuations in the price of raw materials, the effect of inflation, the terms of long-term agreements we negotiate with certain of our suppliers, the timing of bulk purchases that allow us to take advantage of price breaks from suppliers and general market trends that can result in increases or decreases in our suppliers’ available production capacity. Although we cannot specifically quantify trends relating to the costs of our products in inventory, during fiscal 2012 and fiscal 2013 as a result of the economic downturn and its effect on the global aerospace industry, our suppliers’ collective production capacity increased, which generally resulted in a decrease in per part prices and therefore a decrease in our product costs. We expect as conditions within the aerospace industry continue to improve per part prices will increase as our suppliers’ capacity becomes more limited. However, we believe the long-term agreements we have with certain of our suppliers and our ability to make opportunistic, large-scale product purchases will allow us to mitigate the impact of future per part price increases. In addition, we believe we will be able to further mitigate the impact of any such future price increases on our results of operations by passing along the price increases to customers who are not a party to contracts with pre-negotiated price lists.

Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down quarterly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.”

As of December 31, 2013 and 2012, we had recorded an aggregate of approximately $129.9 million and $114.0 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $3.3 million and $2.7 million were recorded during the quarter ended December 31, 2013 and 2012, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves we recorded during the periods covered by this report, including disclosure relating to our inventory that was comprised of units for which there have been no sales in the prior 12 months, see Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Selling, general and administrative expenses, as a percentage of net sales, have generally declined as we have leveraged the fixed cost and labor component of our infrastructure while consolidated net sales have grown. However, for the quarter ended December 31, 2012 and the quarter ended December 31, 2013, we experienced an increase in selling, general and administrative expenses as a percentage of net sales in part as a result of increased headcount to support new contracts and the growth of current contracts. Nevertheless, we continue to expect that selling, general and administrative expenses, as a percentage of net sales, will decline over time as we continue to leverage our current infrastructure.

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

We reviewed the carrying value of our reporting units and indefinite-lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2013, 2012 and 2011, the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite-lived intangible assets was substantially in excess of its carrying value. Accordingly, management believes there are no impairments as of December 31, 2013 related to either goodwill or the indefinite-lived intangible asset.

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

	Three Months Ended
	December 31,
(Dollars in thousands)	2013	2012
Non-cash stock-based compensation	$1,528	$987

For the years ending September 30, 2014 and 2015, we expect to incur stock-based compensation expense of approximately $6.1 million and $5.3 million, respectively.

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

Results of Operations

	Three Months Ended December 31,
(Dollars in thousands)	2013	2012
Consolidated statements of income:
Net sales:
North America	$200,646	$191,605
Rest of World	53,743	44,926
Intercompany elimination	(29,667)	(25,361)
Net sales	224,722	211,170
Gross profit:
North America	63,974	62,359
Rest of World	16,184	13,649
Intercompany elimination	(2,100)	(1,908)
Gross profit	78,058	74,100
Selling, general and administrative expenses:
North America	30,853	28,600
Rest of World	6,592	6,125
Selling, general and administrative expenses	37,445	34,725
Income from operations	40,613	39,375
Interest expense, net	(4,222)	(11,377)
Other income (expense), net	754	(155)
Income before provision for income taxes	37,145	27,843
Provision for income taxes	(12,775)	(9,417)
Net income	$24,370	$18,426

	Three Months Ended
	December 31,
(as a % of total net sales; numbers have been rounded)	2013	2012
Consolidated statements of income:
Net sales:
North America	89.3%	90.7%
Rest of World	23.9	21.3
Intercompany elimination	(13.2)	(12.0)
Net sales	100.0	100.0
Gross profit:
North America	28.5	29.5
Rest of World	7.2	6.5
Intercompany elimination	(1.0)	(0.9)
Gross profit	34.7	35.1
Selling, general and administrative expenses:
North America	13.7	13.5
Rest of World	2.9	2.9
Selling, general and administrative expenses	16.6	16.4
Income from operations	18.1	18.7
Interest expense, net	(1.9)	(5.4)
Other income (expense), net	0.3	(0.1)
Income before provision for income taxes	16.5	13.2
Provision for income taxes	(5.7)	(4.5)
Net income	10.8%	8.7%

Three Months ended December 31, 2013 compared with the Three Months ended December 31, 2012

Net Sales

Consolidated net sales of $224.7 million for the three months ended December 31, 2013 increased approximately $13.5 million, or 6.4%, compared to the three months ended December 31, 2012. Ad hoc, JIT and LTA sales as a percentage of net sales represented 39%, 31% and 30%, respectively, for the quarter ended December 31, 2013, as compared to 40%, 26% and 34%, respectively, for the quarter ended December 31, 2012.

Net sales of $200.6 million in our North America segment for the three months ended December 31, 2013 increased approximately $9.0 million, or 4.7%, compared to the three months ended December 31, 2012. Ad hoc and JIT net sales increased by $1.4 million and $5.9 million, respectively, while LTA net sales decreased by $1.4 million for the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012. The increase in ad hoc net sales is primarily due to general growth across numerous customers. The increase in JIT net sales was primarily driven by a settlement related to the termination of a contract. The decrease in LTA net sales was driven by decreases in military programs such as V-22 and AH-1 as well as a decrease in the 747 commercial platform.

Net sales of $53.7 million in our Rest of World segment for the three months ended December 31, 2013 increased approximately $8.8 million, or 19.6%, compared to the three months ended December 31, 2012. Ad hoc and JIT net sales increased by $2.0 million and $7.8 million, respectively, while LTA net sales decreased by $3.3 million for the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012. The ad hoc net sales growth was attributable to increases in European production and growth across the customer base due to build rate increases and expansion of the MRO market. The JIT increase was driven by further growth of the Boeing 787 production and higher build rates with European commercial customers. The decrease in LTA sales was primarily due higher military orders during the quarter ended December 31, 2012 related to the military Hawk program.

Gross Profit

Consolidated gross profit of $78.1 million for the three months ended December 31, 2013 increased approximately $4.0 million, or 5.3%, compared to the three months ended December 31, 2012. Gross profit as a percentage of net sales was 34.7% for the quarter ended December 31, 2013, compared to 35.1% for the quarter ended December 31, 2012.

Gross profit of $64.0 million in our North America segment for the three months ended December 31, 2013 increased approximately $1.6 million, or 2.6%, compared to the three months ended December 31, 2012. Gross profit as a percentage of net sales in our North America segment was 31.9% for the quarter ended December 31, 2013 compared to 32.5% for the quarter ended December 31, 2012. The decrease in gross profit as a percentage of net sales was primarily a result of changes in our sales mix including higher EPG sales, which have lower margins than hardware sales.

Gross profit of $16.2 million in our Rest of World segment for the three months ended December 31, 2013 increased approximately $2.5 million, or 18.6%, compared to the three months ended December 31, 2012. Gross profit as a percentage of net sales in our Rest of World segment was 30.1% for the quarter ended December 31, 2013 compared to 30.4% for the quarter ended December 31, 2012.  The decrease in gross profit as a percentage of net sales was driven by an increase year over year in lower margin JIT net sales as a percent of total sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $37.4 million for the three months ended December 31, 2013 increased approximately $2.7 million, or 7.8%, compared to the three months ended December 31, 2012. Total selling, general and administrative expenses as a percentage of net sales increased by 0.2% during the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012.

Selling, general and administrative expenses of $30.9 million in our North America segment for the three months ended December 31, 2013 increased approximately $2.3 million, or 7.9%, compared to the three months ended December 31, 2012. This increase was primarily due to increased payroll costs of $0.6 million driven by a 12.9% increase in headcount to support new contracts and the 4.7% growth in sales for the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012.  We also had increases in stock based compensation, group insurance, bad debt and travel expenses of $0.5 million, $0.3 million, $0.3 million and $0.2 million, respectively, for the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012.

Selling, general and administrative expenses of $6.6 million in our Rest of World segment for the three months ended December 31, 2013 increased by approximately $0.5 million, or 7.6%, compared to the three months ended December 31, 2012. This was primarily due to an increase in payroll costs and commissions of $0.4 million and $0.3 million respectively to support the 19.6% net sales growth for the quarter ended December 31, 2013 as compared to December 31, 2012.

Other Expenses

Interest Expense, Net

Interest expense, net of $4.2 million for the three months ended December 31, 2013 decreased approximately $7.2 million, or 62.9%, compared to the three months ended December 31, 2012. This decrease was primarily the result of a $5.0 million write-off of deferred financing charges related to the refinancing of the old senior secured credit facilities on December 7, 2012, as well as a 0.05% decrease in the interest rate on our senior secured credit facilities (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”) and a $47.0 million decrease in the outstanding debt balances for the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012.

Other Income (Expense), Net

Other expense, net of $0.8 million for the three months ended December 31, 2013 increased by $0.9 million compared to the three months ended December 31, 2012. This change was primarily due to realized and unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $12.8 million for the three months ended December 31, 2013 increased by approximately $3.4 million, or 35.7%, compared to the three months ended December 31, 2012. Our effective tax rate was 34.4% and 33.8% during the quarter ended December 31, 2013 and 2012, respectively.  The increase in provision for income taxes was primarily a result of a $ 9.3 million, or 33.4%, increase in pre-tax income from the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

Net Income

Due to the factors described above, we reported a net income of $24.4 million for the three months ended December 31, 2013, compared to net income of $18.4 million for the three months ended December 31, 2012. Net income as a percentage of net sales decreased 2.1% for the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012, due to a higher tax rate, slight increase in selling, general and administrative expenses and a 0.4% decrease in gross profit margin during the quarter ended December 31, 2013 as compared to the prior year period.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $55.5 million and $39.7 million as of December 31, 2013 and 2012, respectively, of which approximately $14.5 million, or 26.2%, and $19.7 million, or 49.5%, was held by our foreign subsidiaries as of December 31, 2013 and 2012, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of December 31, 2013 or 2012. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•                  operating expenses;

•                  working capital requirements to fund the growth of our business;

•                  capital expenditures that primarily relate to IT equipment and our warehouse operations; and

•                  debt service requirements for borrowings under the senior secured credit facilities (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”).

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of December 31, 2013, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

On December 7, 2012, the Company and Wesco Aircraft Hardware entered into a credit agreement with Barclays Bank PLC, or Barclays, as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint lead arrangers, and the lenders party thereto, to provide for a new (i) $625.0 million term loan facility, which we refer to as the term loan facility, and (ii) $200.0 million revolving credit facility, which we refer to as the revolving facility, and together with the term loan facility, the senior secured credit facilities.  Proceeds from the senior secured credit facilities were used to refinance approximately $626.0 million of outstanding borrowings under the old senior secured credit facilities and to pay fees and expenses related to the entry into the senior secured credit facilities. As of December 31, 2013, our outstanding indebtedness under the senior secured credit facilities was approximately $568 million, all of which consisted of indebtedness under the term loan facility.

As of December 31, 2013, the full $200.0 million was available for borrowing under the Company’s $200.0 million revolving credit facility without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the term loan facility is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The term loan facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the final payment due on December 7, 2017.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The revolving facility expires on December 7, 2017.

The obligations under the senior secured credit facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require that our Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) not be in excess of 4.00 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) not be less than 2.25. As of December 31, 2013, our Consolidated Total Leverage Ratio was 2.56 and our Consolidated Net Interest Coverage Ratio was 13.08.

In connection with the Merger with Haas, MLPFS and Bank of America entered into a Commitment Letter with the Company on January 30, 2014, which was superseded by an amended and restated commitment letter, dated February 4, 2014, entered into by the Company, MLPFS, Bank of America, Barclays Bank PLC, or Barclays, Morgan Stanley Senior Funding Inc., or Morgan Stanley, Royal Bank of Canada, or Royal Bank, and RBC Capital Markets, or RBCCM, which we refer to as the Commitment Letter. For additional information about the Commitment Letter, see “—Recent Developments—Commitment Letter.”

Old Senior Secured Credit Facilities

The old senior secured credit facilities, which were repaid on December 7, 2012 in connection with our entry into the senior secured credit facilities described above, consisted of a (i) $150.0 million revolving facility, which we refer to as the old revolving credit facility, (ii) $265.0 million term loan A facility, which we refer to as the old term loan A facility, and (iii) $350.0 million term loan B facility, which we refer to as the old term loan B facility. As of December 7, 2012, the date on which the old senior secured credit facilities were repaid, we had approximately $626.0 million of indebtedness outstanding, of which (a) $228.8 million consisted of indebtedness under the old term loan A facility, (b) $302.2 million consisted of indebtedness under the old term loan B facility and (c) $95.0 million consisted of indebtedness under the old revolving credit facility.

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

The old revolving credit facility would have expired on April 7, 2016. The applicable margin was based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR loans and 2.25% to 3.25% for the Eurocurrency loans. From September 30, 2013 through December 7, 2012, we paid approximately $132 in commitment fees for this line of credit.

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

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe, has available a £7 million ($11.5 million based on the December 31, 2013 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 as of December 31, 2013. As of December 31, 2013, the full ₤7 million was available for borrowing under the UK Line of Credit without breaching any covenants contained in the agreements governing our indebtedness.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Three Months Ended December 31,
(In thousands)	2013	2012
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$(26,051)	$4,081
Net cash used in investing activities	(1,853)	(597)
Net cash provided by (used in) financing activities	4,450	(24,539)

Operating Activities

Our operating activities used $26.1 million of cash in the three months ended December 31, 2013, a decrease of $30.1 million as compared to the three months ended December 31, 2012. This decrease was primarily the result a $24.8 million increase in the change in inventory driven by an increase of 19.4% in inventory receipts during the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012.  The increase in inventory receipts was driven by strategic purchases for future growth as well as to support the current growth in net sales during the quarter ended December 31, 2013 as compared to December 31, 2012. Another driver of the decrease in cash from operating activities was a $3.9 million use of cash related to accrued expenses and other liabilities for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter-to-quarter. These fluctuations are primarily driven by changes, from quarter-to-quarter, in (i) the timing of sales and (ii) the current average days’ sales outstanding. The completion of customer contracts with accelerated payment terms can also contribute to these quarter-to-quarter fluctuations.

Our allowance for doubtful accounts may also fluctuate from quarter-to-quarter. These fluctuations are primarily driven by changes in our accounts receivable balance, and can also be impacted by the repayment of amounts owed to us that had previously been categorized as bad debt.

Investing Activities

Our investing activities used approximately $1.9 million and $0.6 million of cash in the three months ended December 31, 2013 and 2012, respectively. These amounts were used for investments in various capital expenditures and to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities generated $4.5 million of cash in the three months ended December 31, 2013. This amount consisted of $2.6 million in excess tax benefit related to stock options exercised and $2.2 million of proceeds received in connection with the exercise of stock options, offset by $0.3 million used to make principal payments under our capital lease obligations.

Our financing activities used approximately $24.5 million of cash in the three months ended December 31, 2012. This amount consisted of $625.0 million of proceeds from issuance of the senior secured credit facilities and $1.8 million of proceeds received in connection with the exercise of stock options, offset by $626.0 million used to repay principal against the old senior secured credit facilities, $10.0 million used to repay principal against the senior secured credit facilities, $8.4 million used for the settlement of shares of common stock underlying certain restricted stock with awards in cash, $7.3 million used to pay financing fees in connection with the refinancing of our old senior secured credit facilities and $0.3 million used to make principal payments under our capital lease obligations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning Wesco, Haas, the proposed Merger and other matters.  These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the management of Wesco and Haas, as well as assumptions made by, and information currently available to, such management.  Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “would,” “should,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions.  These forward-looking statements are subject to various risks and uncertainties, many of which are outside the parties’ control.  Therefore, you should not place undue reliance on such statements.

Factors that could cause actual results to differ materially from those in the forward-looking statements include: failure to obtain applicable regulatory approvals in a timely manner or otherwise; failure to satisfy other closing conditions to the proposed Merger; risks that the businesses will not be integrated successfully or that the combined companies will not realize estimated cost savings, synergies and growth or that such benefits may take longer to realize than expected; failure to realize anticipated benefits of the combined operations; risks relating to unanticipated costs of integration; changes in legislation or governmental regulations affecting the companies; international, national or local economic, social or political conditions that could adversely affect the companies or their customers; conditions in the credit markets; risks associated with assumptions the parties make in connection with the parties’ critical accounting estimates and legal proceedings; the condition of the aerospace industry; reductions in military spending; business risks as a result of supplying equipment and services to the U.S. Government; risks associated with our long-term, fixed-price agreements, which have no guarantee of future sales volume; risks associated with the loss of a significant customer; our failure to compete successfully in its highly competitive global industry; risks associated with our rapid expansion; supply-chain risk; our dependence on complex information technology; and our dependence on key personnel.

The foregoing list of factors is not exhaustive.  You should carefully consider the foregoing factors and the other risks and uncertainties that affect the parties’ businesses, including those described under Part II, Item 1A. “Risk Factors” and the other documents we file from time to time with the Securities and Exchange Commission.  All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Our exposure to market risk consists of foreign currency exchange rate fluctuations, changes in interest rates and fluctuations in fuel prices.

Foreign Currency Exposure

Currency Translation

During the three-month periods ended December 31, 2013 and December 31, 2012, approximately 24% and 31%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 42% and 41%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar and the Euro.

The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income on our statements of changes in stockholders’ equity. We do not consider the risk associated with exchange rate fluctuations to be material to our financial condition or results of operations.  Our subsidiary in Canada now operates in U.S. dollars, which limits our risk associated with the exchange rate fluctuations for the Canadian dollar.

A hypothetical 5% increase in the value of the British pound, the Euro and the Canadian dollar relative to the U.S. dollar would have resulted in an increase in our net income of approximately $1.2 million, less than $0.1 million and $0.2 million, respectively, during fiscal 2013, and $0.3 million, less than $0.1 million and less than $0.1 million, respectively, during the three months ended December 31, 2013. A corresponding decrease would have resulted in a decrease in our net income of approximately $1.2 million, less than $0.1 million and $0.2 million, respectively, during fiscal 2013, and $0.3 million, less than $0.1 million and less than $0.1 million, respectively, during the three months ended December 31, 2013.

Currency Transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2013, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $161.3 million and €12.5 million, respectively, and had purchases in U.S. dollars and Euros of approximately $97.5 million and €24.7 million, respectively. During the three months ended December 31, 2013, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $45.1 million and €2.2 million, respectively, and had purchases in U.S. dollars and Euros of approximately $34.0 million and €7.8 million, respectively. During the year ended September 30, 2013, our subsidiary in Canada, which we acquired in connection with the Interfast Acquisition, had sales in Canadian dollars of approximately $7.0 million and had purchases in Canadian dollars of approximately $0.5 million. During the three months ended December 31, 2013, our subsidiary in Canada had sales in Canadian dollars of approximately $1.2 million and had purchases in Canadian dollars of less than $0.1 million. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2013 to December 31, 2013, the U.S dollar weakened slightly against the pound by $0.06 (from $1.56 to $1.62).  A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds, whereas a weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds.  However, as a result of the slight movement of the U.S. dollar against the pound during fiscal 2012, fiscal 2013 and the three months ended December 31, 2013, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.3 million and $1.2 million during the three months ended December 31, 2013 and fiscal 2013, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.3 million and $1.2 million during the three months ended December 31, 2013 and fiscal 2013, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of December 31, 2013, we had no outstanding currency forward and option contracts. We do not enter into currency forward and option contracts for trading or speculative purposes.

Interest Rate Risk

Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of December 31, 2013, annual cash interest expense, including fees under our revolving facility, would have been approximately $14.4 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $5.7 million per year, without taking into account the effect of any hedging instruments.

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

ITEM 1A.  RISK FACTORS.

The risk factors presented below are added to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, under the new heading “Risks Related to the Pending Merger”:

Our entry into a Merger Agreement with Haas may have adverse impacts and the Merger may not be consummated.

On January 30, 2014, we entered into the Merger Agreement with Haas. Consummation of the Merger Agreement is subject to customary closing conditions, including (i) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the absence of any law, order or injunction prohibiting the Merger, (iii) the absence of a Material Adverse Effect (as defined in the Merger Agreement) with respect to Haas and its subsidiaries and (iv) the absence of five percent or more of the outstanding shares of Haas common stock exercising appraisal rights under the General Corporate Law of the State of Delaware. It is not certain that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Merger as provided for under the Merger Agreement, or at all. We face risks and uncertainties due both to the pendency of the Merger as well as the potential failure to consummate the Merger, including:

•      We may not realize any or all of the potential benefits of the Merger that could result from combining the businesses of Wesco and Haas;

•      We will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the Merger, even if it is not consummated;

•      If the Merger Agreement is terminated before we complete the Merger, under some circumstances, we may have to pay a termination fee to Haas of $30.0 million;

•      The pending Merger could have an adverse impact on our relationships with employees, customers and suppliers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the announcement of the proposed Merger;

•      The attention of our management and employees may be diverted from day-to-day operations; and

•      The assumptions both Wesco and Haas have made regarding critical accounting estimates could be incorrect.

The occurrence of any of these events individually or in combination could have a material adverse effect on our stock price, business and cash flows, results of operations and financial position.

We may not be able to successfully integrate Wesco and Haas in a timely fashion or at all and may encounter significant unexpected difficulties in integrating the two businesses.

Wesco and Haas are large, independent organizations, each utilizing different systems, controls, processes and procedures. Following completion of the Merger, our ability to fully realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate Wesco’s and Haas’ businesses.  The combination of two independent enterprises is a complex, costly and time-consuming process.  The overall integration may result in unanticipated problems, expenses, liabilities, loss of client relationships, expenditure of resources and distraction of management and personnel.  The difficulties of combining the operations include:

•      Management’s attention may be diverted to integration matters;

•      We may devote significant resources to integration;

•      We may not be able to achieve anticipated cost savings and synergies;

•      We may have difficulties integrating financial accounting systems, internal controls and standards, procedures and policies;

•      We may have difficulties integrating employee benefit plans, such as 401(k) and health insurance plans;

•      We may have difficulties managing the expanded operations of a significantly larger and more complex company;

•      We may be unable to retain key personnel; and

•      We may have difficulties addressing the differences in the corporate cultures and management philosophies of the two companies while assimilating employees.

Therefore, there can be no assurance that the combination of Wesco’s and Haas’ businesses will result in the realization of the full benefits anticipated from the Merger.

There have been no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

(a)         Exhibits

Exhibit Number	Description
2.1

Asset Purchase Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Europe, Ltd. and Interfast Inc., dated May 23, 2012 (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q, dated August 10, 2012 (File No. 001-35253))

2.2

Agreement and Plan of Merger, by and among Wesco Aircraft Holdings, Inc., Flyer Acquisition Corp. and Haas Group Inc., dated as of January 30, 2014 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated January 31, 2014 (File No. 001-35253))

3.1

Amended and Restated Certificate of Incorporation of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))

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

Date: February 12, 2014	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and
Chief Executive Officer

Date: February 12, 2014	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)