Form 10-Q
period 2014-03-31
Wesco Aircraft Holdings, Inc
filed 2014-05-12
CIK 1378718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35253

WESCO AIRCRAFT HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5441563
(State of Incorporation)	(I.R.S. Employer Identification Number)

24911 Avenue Stanford

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of May 9, 2014 was 96,937,497.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS .

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	September 30,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$49,245	$78,716
Accounts receivable, net of allowance for doubtful accounts of $6,000 at March 31, 2014 and $4,464 at September 30, 2013, respectively	320,444	155,944
Inventories, net	739,134	630,264
Prepaid expenses and other current assets	19,541	12,195
Income taxes receivable	24,765	16,119
Deferred income taxes	42,196	39,671
Total current assets	1,195,325	932,909

Property and equipment, net	48,060	26,794
Deferred financing costs, net	17,732	8,741
Goodwill	879,015	562,493
Intangible assets, net	220,706	99,641
Other assets	13,597	574
Total assets	$2,374,435	$1,631,152
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$156,438	$98,934
Accrued expenses and other current liabilities	34,170	21,047
Income taxes payable	2,555	2,953
Long-term debt—current portion	22,469	—
Capital lease obligations—current portion	1,425	1,184
Total current liabilities	217,057	124,118
Long-term debt	1,110,531	568,000
Capital lease obligations	3,205	1,414
Deferred income taxes	107,683	72,184
Other Liabilities	5,034	—
Total liabilities	1,443,510	765,716
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value per share: 950,000,000 shares authorized; 96,140,403 and 94,776,683 shares issued and outstanding as of March 31, 2014 and September 30, 2013 respectively	96	95
Additional paid-in capital	403,736	387,636
Accumulated other comprehensive loss	(9,483)	(10,189)
Retained earnings	545,028	496,346
Less treasury stock, at cost, 626,225 shares as of March 31, 2014 and September 30, 2013	(8,452)	(8,452)
Total stockholders’ equity	930,925	865,436
Total liabilities and stockholders’ equity	$2,374,435	$1,631,152

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net sales	$327,360	$225,862	$552,082	$437,033
Cost of sales	228,271	144,554	374,935	281,625
Gross profit	99,089	81,308	177,147	155,408
Selling, general and administrative expenses	56,567	34,896	94,012	69,621
Operating earnings	42,522	46,412	83,135	85,787
Interest expense, net	(5,833)	(4,691)	(10,055)	(16,068)
Other income, net	20	1,889	774	1,734
Income before provision for income taxes	36,709	43,610	73,854	71,453
Provision for income taxes	(12,397)	(14,222)	(25,172)	(23,639)
Net income	$24,312	$29,388	$48,682	$47,814
Other Comprehensive Income, net	1,285	(3,927)	705	(5,441)
Comprehensive income	$25,597	$25,461	$49,387	$42,373
Net income per share:
Basic	$0.25	$0.32	$0.51	$0.52
Diluted	$0.25	$0.31	$0.50	$0.50
Weighted average shares outstanding:
Basic	95,584	92,889	95,223	92,699
Diluted	97,639	95,634	97,298	95,404

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$48,682	$47,814
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	4,088	3,309
Depreciation	3,191	2,410
Amortization of deferred financing costs	1,170	6,367
Bad debt and sales return reserve	596	(441)
Non-cash foreign currency exchange	(2,268)	557
Non-cash stock-based compensation	3,055	1,875
Non-cash other	7	—
Excess tax benefit related to stock options exercised	(6,691)	(1,005)
Deferred income tax provision	4,395	6,320
Changes in assets and liabilities
Accounts receivable	(58,909)	(22,218)
Inventories	(39,542)	(36,486)
Income taxes receivable	11,993	11,099
Prepaid expenses and other assets	(1,306)	(4,023)
Accounts payable	3,471	14,347
Accrued expenses and other liabilities	(5,128)	(1,945)
Income taxes payable	(495)	4,013
Net cash provided by (used in) operating activities	(33,691)	31,993
Cash flows from investing activities
Purchases of property and equipment	(3,173)	(1,189)
Acquisition of business, net of cash acquired	(560,200)	—
Net cash used in investing activities	(563,373)	(1,189)
Cash flows from financing activities
Proceeds from issuance of long-term debt	565,000	625,000
Repayment of long-term debt	—	(649,500)
Financing Fees	(10,161)	(7,274)
Repayment of capital lease obligations	(576)	(654)
Excess tax benefit related to stock options exercised	6,691	1,005
Proceeds from exercise of stock options	6,355	2,994
Purchase of treasury stock	—	(8,452)
Net cash provided by (used in) financing activities	567,309	(36,881)
Effect of foreign currency exchange rates on cash and cash equivalents	284	(894)
Net decrease in cash and cash equivalents	(29,471)	(6,971)
Cash and cash equivalents, beginning of period	78,716	60,856
Cash and cash equivalents, end of period	$49,245	$53,885

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 will be effective beginning in the first quarter of fiscal 2015. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which addresses revised guidance on reporting discontinued operations.  This revised guidance defines a discontinued operation as a disposal of a component or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years, with earlier adoption permitted.  We do not anticipate the adoption of ASU 2014-08 to have a significant impact on our financial position, results of operations, cash flows, or disclosures.

Note 3. Acquisitions

On February 28, 2014, we acquired Haas Group Inc. (“Haas”) for a purchase price of $560.2 million (which amount has been adjusted to reflect certain working capital and other purchase price adjustments) in cash, pursuant to the Agreement and Plan of Merger, which we entered into with Haas and Flyer Acquisition Corp., a wholly-owned subsidiary of the Company, on January 30, 2014, as amended.  The purchase price is subject to additional purchase price adjustments for cash, working capital, debt, transaction expenses and certain other matters.  The acquisition of Haas was financed through a combination of a new $525.0 million term loan B facility, cash on hand and drawings under our revolving line of credit.  As a result of the acquisition, Haas became a wholly-owned subsidiary of the Company. The Company incurred transaction related costs of $6,717, such costs were expensed as incurred.

Haas is a provider of chemical supply chain management services to the commercial aerospace, airline, military, energy, and other markets, helping its customers reduce costs and comply with increasingly complex regulatory requirements for chemical usage.  The acquisition of Haas expands the Company’s existing customer base and active stock-keeping units, while also providing the Company with opportunities to increase sales by leveraging and cross-selling into Wesco’s and Haas’ respective customer bases.  In addition, we believe the addition of Haas’ proprietary information technology system (tcmIS), which interfaces directly with customer and supplier enterprise resources planning systems, and its experienced senior management team, will benefit Wesco going forward.

The Company has not yet completed its evaluation and determination of the fair value of certain assets and liabilities acquired, primarily the final valuation and assessment of (i) amortizable intangible assets acquired, (ii) working capital acquired and liabilities assumed, and (iii) certain income tax accounts. The Company expects these final valuations and assessments will be completed by the end of fiscal 2014, which may result in additional adjustments to the values presented in the following table:

For income tax purposes, the estimated $316,311 of goodwill resulting from the Haas acquisition completed during the quarter ended March 31, 2014 is not deductible.

The preliminary estimated fair values of assets acquired and liabilities assumed on the acquisition date were as follows (in thousands):

Current assets	195,351
Property and equipment	20,121
Other Assets	13,061
Identifiable Intangible assets Trademarks	15,200
Customer relationships	77,400
Technology	32,400
Goodwill	316,311

Total assets acquired	669,844
Total liabilities assumed	(109,644)

Purchase price, net of liabilities assumed	560,200

The excess purchase price over the fair value of the net identifiable assets acquired was recorded as intangible assets and goodwill. The fair value assigned to the identifiable intangible assets acquired was based on an income approach method using assumptions and estimates derived by Company management. It was determined the customer relationships have a 15-year estimated useful life, the Haas trademark has a 15-year estimated useful life and Haas’ technology has a 10-year estimated useful life. Factors considered in the determination of its useful lives include Haas performance over its history, its relative size as compared to its competitors and its ability to provide product that is difficult to source.

The goodwill related to the Haas acquisition represents the value paid for assembled workforce, its international geographic presence and synergies expected to arise after the acquisition. The results of the acquisition have been included in the consolidated financial statements and are included in the appropriate geographic segment.  Consolidated revenues and net earnings included in the financial statements attributed to Haas since the acquisition date were $53,126 and $276, respectively.

The effect on consolidated unaudited pro forma revenues, net earnings, basic earnings per share and diluted earnings per share of the Haas acquisition as if it had occurred on October 1, 2012 was $424,374, $27,554, $0.29 and $0.28, respectively, for the three months ended March 31, 2014; $374,130, $32,656, $0.35 and $0.34, respectively, for the three months ended March 31, 2013; $796,709, $54,688, $0.57 and $0.56, respectively, for the six months ended March 31, 2014; and $731,771, $52,462, $0.57 and $0.55, respectively, for the six months ended March 31, 2013. The Company has begun consolidating and transferring Haas into its geographic segments.

Note 4. Excess and Obsolescence Reserve Policy

The Company performs a monthly inventory analysis and records excess and obsolescence expense after weighing a number of factors, including historical sell-through rates, current selling and buying patterns, forecasted future sales, program delays or cancellations, inventory quantities and aging, shelf-life expirations, damage to products, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. These factors are described in greater detail below.  For the Company’s chemical products, the Company does not reserve for items where the customer is responsible for any excess and obsolete product.

As of March 31, 2014 and 2013, the Company’s excess and obsolete reserve was approximately $132,758 and $116,398, respectively. Of these amounts, approximately $6,666 and $5,969 was recorded during the six months ended March 31, 2014 and 2013, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess and slow-moving quantities of inventories.

Excess and Slow-Moving Inventory

In conducting a monthly reserve analysis with respect to excess and slow-moving inventory, the Company considers a variety of factors, including historical sell-through rates, current selling and buying patterns, inventory quantities and aging, shelf-life expirations, damage to products, rights the Company has with certain manufacturers to exchange unsold products for new products and open customer orders. Furthermore, although the Company’s customers are not required to purchase a specific quantity of inventory, the Company is able to forecast future sales with a fair degree of precision by monitoring and tracking customers’ production cycles, which forecasting is taken into account when conducting the reserve analysis. The Company further notes that it is required to make commitments to purchase inventory based on manufacturer lead times, which may be up to two years. In addition, the Company may be entitled to obtain price breaks or discounts based on the quantity of inventory committed to purchase.

Given the length of manufacturers’ lead times, the Company’s desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions and variability within specific customer programs, the inventory reserve may increase at a rate higher than the Company originally anticipated, which can impact the amount of excess and slow-moving inventory the Company holds.

A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $17,066 of its inventory. However, the Company’s chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable, or the inventory has been damaged on-site or in-transit, cannot be recertified and is not able to be sold.  In such instances, a full reserve is taken against such inventory.  In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual products can be sold and customer buying patterns, the Company maintains an unreserved slow-moving inventory of $20,076 which they believe based on historical and anticipated sell through rates will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it’s necessary to reserve for a portion of this $20,076 of inventory.

Note 5. Goodwill

During the six months ended March 31, 2014, the Company recorded a $316.5 million increase to goodwill, of which $316.3 million relates to the Haas acquisition and the remaining increase is primarily a result of foreign currency translations.

	March 31, 2014	September 30, 2013
	(In thousands)	(In thousands)
Beginning balance	$562,493	$563,896
Foreign currency translation	211	(1,403)
Haas acquisition	316,311	—
Ending balance	$879,015	$562,493

Note 6. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and a line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. As of March 31, 2014 the carrying amounts of the $1,093.0 million aggregate outstanding term loan balance approximated its fair value.

Note 7. Long-Term Debt

	March 31,	September 30,
	2014	2013
	(In thousands)	(In thousands)

$ 625,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%). The applicable margin rates are indexed to the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 2.50% by the fifth year of the principal amount of $625,000, with the balance due on the maturity date of December 7, 2017. Interest rate was 2.41% at March 31, 2014

	568,000	568,000

$ 525,000 term loan B, with a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan is payable quarterly, commencing on June 30, 2014, in equal quarterly installments of 0.25% of the principal amount of $525,000, with the balance due on the maturity date of February 28, 2021. Interest rate was 3.25% at March 31, 2014	525,000	—

$ 200,000 revolving line of credit, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%). The applicable margin rates are indexed to the Company’s Consolidated Leverage Ratio (as such ratio is defined in the senior secured credit facilities) and adjusted each reporting period based on operating results. The revolving facility is due on December 7, 2017. Interest rate was 2.41% at March 31, 2014.	40,000	—

Less: current portion	22,469	—
Long-term debt	$1,110,531	$568,000

On December 7, 2012, the Company completed a refinancing of its existing debt facilities for the purpose of reducing the applicable interest rate on all loans. The new debt consisted of a $200.0 million revolving line of credit and a $625.0 million term loan.  The revolving line of credit and the term loan, which together we refer to as the existing senior secured credit facilities, mature on December 7, 2017.  On February 27, 2014, the Company borrowed $40.0 million under its revolving line of credit to partially fund the acquisition of Haas, which was consummated on February 28, 2014.

In addition, on February 28, 2014, the Company entered into the first amendment to the existing senior secured credit facilities, which amendment modified the existing senior secured credit facilities to provide and an additional senior secured term loan B facility in the aggregate principal amount of $525.0 million, which together with the existing senior secured credit facilities we refer to as the senior secured credit facilities, to finance, in part, the acquisition of Haas.  The term loan B facility will mature on February 28, 2021.

Under the terms and definitions of the senior secured credit facilities as of March 31, 2014, the Company’s Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) cannot be less than 2.25. The senior secured credit facilities also contain a requirement that the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) not exceed 5.25 (beginning with the quarter ending June 30, 2014) and customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2014.  Borrowings under the senior secured credit facilities are guaranteed by the Company and all of its direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of the Company’s assets and the assets of its guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

As of March 31, 2014, the Company has made voluntary prepayments totaling approximately $17.9 million on the $625.0 million term loan that have been applied to future required quarterly payments. As of March 31, 2014, there was $40.0 million of outstanding borrowings under the $200.0 million revolving line of credit.

The Company’s subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($11.6 million based on the March 31, 2014 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of March 31, 2014.

As a result of the refinancing in the first quarter of fiscal 2013, the Company recorded a loss on extinguishment of debt in the amount of approximately $5.0 million. The loss on extinguishment was recorded as a component of interest expense, net in the consolidated statements of earnings and comprehensive income during the six months ended March 31, 2013. Additionally, approximately $3.9 million of unamortized debt issuance costs remains capitalized and new creditor fees associated with the December 7, 2012 refinancing in the amount of approximately $7.3 million were capitalized. These fees are being amortized over the term of the debt using the effective interest rate method. The total deferred financing costs capitalized at the close of the transaction on December 7, 2012 totaled approximately $11.2 million.

Note 8. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income	$24,312	$29,388	$48,682	$47,814
Foreign exchange translation adjustment	1,285	(3,927)	705	(5,441)
Total comprehensive income	$25,597	$25,461	$49,387	$42,373

Note 9. Net Income Per Share

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income	$24,312	$29,388	$48,682	$47,814
Basic weighted average shares outstanding	95,584	92,889	95,223	92,699
Dilutive effect of stock options and restricted stock awards/units	2,055	2,745	2,075	2,705
Dilutive weighted average shares outstanding	97,639	95,634	97,298	95,404
Basic net income per share	$0.25	$0.32	$0.51	$0.52
Diluted net income per share	$0.25	$0.31	$0.50	$0.50

There were 0 and 165,054 shares of common stock equivalents for both the three and six months ended March 31, 2014 and March 31, 2013, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

Note 10. Segment Reporting

The Company is organized based on the geographical location. The Company’s reportable segments are comprised of North America and Rest of World.

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

The following table presents net sales and operating income by business segment (in thousands):

	Three Months Ended March 31, 2014
	North	Rest of
	America	World	Consolidated
Net sales	$225,628	$101,732	$327,360
Income from operations	26,068	16,454	42,522
Interest expense, net	(5,501)	(332)	(5,833)
Provision for income taxes	8,805	3,592	12,397
Total assets	2,095,599	278,836	2,374,435
Goodwill(1)	872,025	6,990	879,015
Capital expenditures	1,186	134	1,320
Depreciation and amortization	3,884	345	4,229

	Three Months Ended March 31, 2013
	North	Rest of
	America	World	Consolidated
Net sales	$177,929	$47,933	$225,862
Income from operations	37,851	8,561	46,412
Interest expense, net	(3,356)	(1,335)	(4,691)
Provision for income taxes	12,089	2,133	14,222
Total assets	1,423,442	146,629	1,570,071
Goodwill	556,337	6,381	562,718
Capital expenditures	434	157	591
Depreciation and amortization	2,579	225	2,804

	Six Months Ended March 31, 2014
	North	Rest of
	America	World	Consolidated
Net sales	$402,334	$149,748	$552,082
Income from operations	59,358	23,777	83,135
Interest expense, net	(9,482)	(573)	(10,055)
Provision for income taxes	19,803	5,369	25,172
Total assets	2,095,599	278,836	2,374,435
Goodwill(1)	872,025	6,990	879,015
Capital expenditures	2,925	248	3,173
Depreciation and amortization	6,658	621	7,279

	Six Months Ended March 31, 2013
	North	Rest of
	America	World	Consolidated
Net sales	$347,856	$89,177	$437,033
Income from operations	71,639	14,148	85,787
Interest expense, net	(13,367)	(2,701)	(16,068)
Provision for income taxes	20,480	3,159	23,639
Total assets	1,423,442	146,629	1,570,071
Goodwill	556,337	6,381	562,718
Capital expenditures	1,021	168	1,189
Depreciation and amortization	5,267	453	5,720

(1)  The Company has not yet completed the assignment of goodwill to reporting units (currently, all goodwill acquired related to the Haas acquisition resides in the North America segment), however, it is expected that approximately 10% to 20% of the total goodwill from the Haas acquisition will be assigned to the Rest of World segment.

Geographic Information

The Company operates principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area for the three and six months ended March 31, 2014 and March 31, 2013 were as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2014		2013		2014		2013
	(In thousands)	% of	(In thousands)	% of	(In thousands)	% of	(In thousands)	% of
	Sales	Sales	Sales	Sales	Sales	Sales	Sales	Sales
United States of America	$203,467	62.1%	$154,567	68.4%	$362,188	65.6%	$302,884	69.3%
Canada	15,740	4.8	20,527	9.1	30,226	5.5	39,307	9.0
United Kingdom	45,381	13.9	38,858	17.2	75,149	13.6	66,450	15.2
Other European Countries	53,046	16.2	9,075	4.0	71,294	12.9	22,737	5.2
Asia, Pacific Rim, Middle East and other	9,726	3.0	2,835	1.3	13,224	2.4	5,655	1.3
	$327,360	100.0%	$225,862	100.0%	$552,081	100.0%	$437,033	100.0%

The Company determines the geographic area based on the origin of the sale.

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

Unless otherwise noted in this Quarterly Report on Form 10-Q, the term “Wesco Aircraft” means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms “Wesco,” “the Company,” “we,” “us,” “our” and “our company” mean Wesco Aircraft and its subsidiaries.  References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2014” or “fiscal 2014” means the period from October 1, 2013 to September 30, 2014.

Executive Overview

We are one of the world’s largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, or JIT, delivery,  and point-of-use inventory management.   We supply over 575,000 active stock-keeping units, or SKUs, including hardware, chemicals, electronic components, bearings, tools and machined parts.  We serve our customers under both (i) long-term contractual arrangements, or Contracts, which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements, or LTAs, that typically set prices for specific products, and (ii) ad hoc sales.

Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 8,500 customers in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs, and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 15.6% compounded annual growth rate over the past 20 years to $901.6 million in fiscal 2013. We have more than 2,600 employees and operate across 79 locations in 19 countries.

Recent Developments

Haas Acquisition

On February 28, 2014, we acquired Haas Group Inc., or Haas, for a purchase price of $560.2 million (which amount has been adjusted to reflect certain working capital and other purchase price adjustments) in cash, pursuant to the Agreement and Plan of Merger, which we entered into with Haas and Flyer Acquisition Corp., a wholly-owned subsidiary of Wesco Aircraft, on January 30, 2014, as amended.  The purchase price is subject to additional purchase price adjustments for cash, working capital, debt, transaction expenses and certain other matters.  The acquisition of Haas was financed through a combination of a new term loan B facility (as defined below under “—Amendment to Existing Senior Secured Credit Facilities and New Term Loan B Facility”), cash on hand and drawings under the revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”).  As a result of the acquisition, Haas became a wholly-owned subsidiary of Wesco Aircraft.

Amendment to Existing Senior Secured Credit Facilities and New Term Loan B Facility

On February 28, 2014, Wesco Aircraft Hardware Corp., Wesco Aircraft and certain of Wesco Aircraft’s subsidiaries entered into the First Amendment to Credit Agreement, or the Credit Agreement Amendment, which amended the existing senior secured credit facilities, dated as of December 7, 2012, by and among Wesco Aircraft, Wesco Aircraft Hardware Corp., Barclays Bank PLC, or Barclays, as administrative agent, collateral agent, issuing lender and swingline lender, and the other lenders and agents party thereto, which, together with the Credit Agreement Amendment, we refer to as the senior secured credit facilities.  The Credit Agreement Amendment modified the existing senior secured credit facilities to provide an additional senior secured term loan B facility in the aggregate principal amount of $525.0 million, which we refer to as the term loan B facility, to finance, in part, the acquisition of Haas.  The Credit Agreement Amendment and the term loan B facility are described in greater detail below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities.”

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

We will continue our strategy of seeking to expand our relationships with existing customers by transitioning them to Contracts, as well as expanding relationships with our existing Contract customers to include additional customer sites, additional SKUs and additional levels of service. We believe this strategy serves to mitigate fluctuations in our net sales. However, our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected.

Although our ad hoc sales as a percentage of net sales increased from 38% in fiscal 2012 to 40% during fiscal 2013 (which amounts do not include any net sales attributable to the Haas business), we do not believe that this recent upward trend in ad hoc sales is inconsistent with our strategy of transitioning customers to Contracts. Instead, we believe that an increase in ad hoc hardware sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases.  Accordingly, even though we believe that our ad hoc sales as a percentage of total sales will remain steady throughout fiscal 2014 (exclusive of any net sales attributable to the Haas business), despite decreasing to 37% during the six months ended March 31, 2014 (exclusive of any net sales attributable to the Haas business), we do not believe that this trend will impact our long-term strategy of transitioning customers to Contracts.

If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under Contracts help to mitigate fluctuations in our financial results, as Contract customers tend to have steadier purchasing patterns than ad hoc customers. However, our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated usage rates are actually lower.

Fluctuations in Margins

We added chemicals to our product offerings in connection with our acquisition of Haas on February 28, 2014.  Gross profit margins on chemicals are lower than the gross profit margins on many of the products we sold prior to the acquisition of Haas, which we believe will result in a reduction in our overall gross profit margins.

We believe that our strategy of growing our Contract sales and converting ad hoc customers into Contract customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are on Contract-related sales. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to Contract customers. During fiscal 2013 and the six months ended March 31, 2014, we saw increased competition in the ad hoc hardware market, which has slightly reduced our typically higher ad hoc hardware margins, and we expect the current margins to remain relatively consistent throughout fiscal 2014. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc hardware sales will begin to increase.

Our Contracts generally provide for fixed prices, which can expose us to risks if prices we pay to our hardware suppliers rise due to increased raw material or other costs. However, we believe our expansive product offerings and inventories, our ad hoc sales and, where possible, our longer-term agreements with suppliers have enabled us to mitigate this risk.

Fluctuations in Cash Flow

We believe our cash flows may be affected by fluctuations in our inventory that can occur over time. When we are awarded new programs, we generally increase our inventory to account for expected sales related to the new program, which often take time to materialize. As a result, if certain programs for which we have procured inventory are delayed or if certain newer JIT customers’ consigned inventory is larger than we expected, we may experience a more sustained inventory increase. For example, we increased our inventory in anticipation of deliveries of the Boeing 787, which experienced significant delays.

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from our hardware suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our hardware suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our hardware suppliers to ship previously ordered products to us faster than expected. As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2013 and the six months ended March 31, 2014, we experienced inventory builds of approximately $72.6 million and $39.5 million, respectively, which were primarily driven by strategic purchases (i) to take advantage of favorable pricing, (ii) in anticipation of the expected industry growth cycle and (iii) to support new customer contracts. We would expect inventory to continue to grow as net sales increase.

Given that growth in our business typically requires us to procure additional inventory, which has a negative impact on our cash flows, we believe that cost of sales as a percentage of inventory is a useful additional metric to use when analyzing our inventory management relative to the growth of our business.  Our cost of sales as a percentage of inventory increased from 90.6% for the six months ended March 31, 2013 to 93.8% for the six months ended March 31, 2014 (exclusive of any net sales or inventory attributable to the Haas business), which we believe reflects a positive trend in our inventory management relative to the growth of our business.  However, we believe that fluctuations in our cost of sales as a percentage of inventory, including deviations from what we believe are longer-term trends, will continue to occur from time-to-time.  Factors that may contribute to fluctuations in our cost of sales as a percentage of inventory in the future could include (i) strategic purchases (a) to take advantage of favorable pricing, (b) made in anticipation of the expected industry growth cycle, (c) to support new customer contracts or (d) to acquire high-volume products that are typically difficult to obtain in sufficient quantities, (ii) changes in supplier lead times and the timing of inventory deliveries, (iii) purchases made in anticipation of future growth (particularly growth in our MRO business) and (iv) purchases made in connection with the expansion of existing contracts.

Although we believe that during fiscal 2013 and the six months ended March 31, 2014, the aerospace industry was in the early stages of a growth cycle, and accordingly made strategic inventory purchases, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame. We believe that this lower than expected demand is the result of inventory purchases that remain in the supply chain from the last downturn and that it is taking longer for those parties to sell-off. Accordingly, we believe that the strategic inventory purchases we made during fiscal 2013 and the six months ended March 31, 2014, combined with this lower than expected demand, has had a negative impact on our cash flows, slightly offsetting the overall positive trend in inventory management.

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

Net Sales

Our net sales include sales of C class aerospace parts, including hardware, bearings, electronic components, machined parts and installation tooling, as well as chemicals, and eliminate all intercompany sales. We also provide certain services to our customers, including quality assurance, kitting and JIT supply chain management. However, these services are provided by us contemporaneously with the delivery of the product, and as such, once the product is delivered, we do not have a post-delivery obligation to provide services to the customer.  Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, we have satisfied our obligations to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. We serve our customers under both (i) long-term contractual arrangements, which include JIT contracts and LTAs, and (ii) ad hoc sales. Under JIT contracts, customers typically commit to purchase specified products from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those products. LTAs are typically negotiated price lists for customers or individual customer sites that cover a range of pre-determined products, purchased on an as-needed basis. Ad hoc customers purchase products from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, Contract customers often purchase products that are not captured under their contract on an ad hoc basis.

Operating Earnings

Operating earnings are the result of subtracting the cost of sales and selling, general, and administrative expenses from net sales, and are used primarily to evaluate the company’s performance and profitability.

The principal component of our cost of sales is product cost, which was approximately 96% of our total cost of sales for the six months ended March 31, 2014. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 4% of our total cost of sales for the six months ended March 31, 2014.

Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down quarterly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.”  As of March 31, 2014 and 2013, we had recorded an aggregate of approximately $132.8 million and $116.4 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $6.7 million and $6 million were recorded during the six months ended March 31, 2014 and 2013, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves, see Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility and our line-of-credit, deferred financing costs and the costs of hedging agreements, net of interest income.

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

Excess and Obsolescence Reserve Policy

We perform a monthly inventory analysis and record excess and obsolescence expense after weighing a number of factors, including historical sell-through rates, current selling and buying patterns, forecasted future sales, program delays or cancellations, inventory quantities and aging, shelf-life expiration, damage to products, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders.  For our chemical products, we do not reserve for items where the customer is responsible for any excess or obsolete product.

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

In conducting our monthly reserve analysis with respect to slow-moving inventory, we consider a variety of factors, including historical sell-through rates, current selling and buying patterns, inventory quantities and aging, shelf-life expiration, damage to products, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. Furthermore, although our customers are not required to purchase a specific quantity of inventory from us, we are able to forecast future sales with a fair degree of precision by monitoring and tracking our customers’ production cycles, which forecasting is taken into account when conducting our reserve analysis. We further note that we are required to make commitments to purchase inventory based on manufacturer lead times, which, historically could be up to two years. In addition, we may be entitled to obtain price breaks or discounts based on the quantity of inventory we commit to purchase. Given the length of our manufacturers’ lead times, our desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions and variability within specific customer programs, our inventory reserve may increase at a rate higher than we originally anticipated, which can impact the amount of slow moving inventory we hold.

Based on our historical experience, we have limited exposure related to our non-excess and non-slow-moving inventory, as a majority of the products we sell can be sold across multiple aircraft platforms and the lifespan of the products we sell along with the design of the aircrafts that utilize these products is typically not subject to a high degree of obsolescence. However, our chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable, or the inventory has been damaged on-site or in-transit, cannot be recertified and is not able to be sold.  In such instances, a full reserve is taken against such inventory.  In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, we do take program delays and cancelations into account when conducting our reserve analysis. In addition, we weigh positive and negative factors that are substantially similar to the factors we consider when conducting our monthly reserve analysis.

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

We reviewed the carrying value of our reporting units and indefinite-lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2013, 2012 and 2011, the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite-lived intangible assets was substantially in excess of its carrying value. There were no impairment indicators noted during the period. Accordingly, management believes there are no impairments as of March 31, 2014 related to either goodwill or the indefinite-lived intangible asset.

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

In connection with the sale of our products, we often provide certain supply chain management services to our JIT customers. These services include the timely replenishment of products at the customer site, while also minimizing the customer’s on-hand inventory.  These services are provided by us contemporaneously with the delivery of the product, and as such, once the product is delivered, we do not have a post-delivery obligation to provide services to the customer.  Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, we have satisfied our obligations to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement.

We report revenue on a gross or net basis based on management’s assessment of whether the we act as a principal or agent in the transaction and in accordance with the guidance of ASC 605-45-45, Revenue Recognition-Principal Agent Considerations, in our presentation of net sales and costs of revenue. This guidance requires us to assess whether we act as a principal in the transaction or as an agent acting on behalf of others. If we are the principal in the transaction and have the risks and rewards of ownership, the transactions are recorded as gross in the consolidated statements of earnings. If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statement of earnings.   The majority of our revenue is recorded on a gross basis with the exception of certain gas and energy contracts that are recorded as net.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Non-cash stock-based compensation	$1,528	$887	$3,055	$1,875

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

Results of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Consolidated statements of income:
Net sales:
North America	$225,628	$177,929	$402,334	$347,856
Rest of World	101,732	47,933	149,748	89,177
Net sales	327,360	225,862	552,082	437,033
Operating Earnings:
North America	26,068	37,851	59,358	71,639
Rest of World	16,454	8,561	23,777	14,148
Total Operating Earnings	42,522	46,412	83,135	85,787
Interest expense, net	(5,833)	(4,691)	(10,055)	(16,068)
Other income (expense), net	20	1,889	774	1,734
Income before provision for income taxes	36,709	43,610	73,854	71,453
Provision for income taxes	(12,397)	(14,222)	(25,172)	(23,639)
Net income	$24,312	$29,388	$48,682	$47,814

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(as a % of total net sales; numbers have been rounded)	2014	2013	2014	2013
Consolidated statements of income:
Net sales:
North America	68.9%	78.8%	72.9%	79.6%
Rest of World	31.1	21.2	27.1	20.4
Net sales	100.0	100.0	100.0	100.0
Operating Earnings:
North America	8.0	16.7	10.8	16.4
Rest of World	5.0	3.8	4.3	3.2
Total Operating Earnings	13.0	20.5	15.1	19.6
Interest expense, net	(1.8)	(2.0)	(1.8)	(3.7)
Other income (expense), net	—	0.8	0.1	0.4
Income before provision for income taxes	11.2	19.3	13.4	16.3
Provision for income taxes	(3.8)	(6.3)	(4.6)	(5.4)
Net income	7.4%	13.0%	8.8%	10.9%

Three months ended March 31, 2014 compared with the three months ended March 31, 2013

Net Sales

Consolidated net sales of $327.4 million for the three months ended March 31, 2014 increased approximately $101.5 million, or 44.9%, compared to the three months ended March 31, 2013. Ad hoc and Contract sales as a percentage of net sales represented 30% and 70%, respectively, for the three months ended March 31, 2014, as compared to 41% and 59%, respectively, for the three months ended March 31, 2013.  The three months ended March 31, 2014 includes $53.1 million of net sales related to the acquisition of Haas, and exclusive of these net sales the increase in net sales would have been $48.4 million, or 21.4%.

Net sales of $225.6 million in our North America segment for the three months ended March 31, 2014 increased approximately $47.7 million, or 26.8%, compared to the three months ended March 31, 2013. The three months ended March 31, 2014 reflects $39.8 million of net sales related to the acquisition of Haas, and exclusive of these net sales North America net sales would have increased by $7.9 million, or 4.4%. Excluding the acquisition of Haas, ad hoc increased by $2.4 million, while Contract net sales increased by $4.8 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in ad hoc net sales was primarily due to general growth across numerous customers. The increase in Contract net sales was driven by increases in commercial build rates for existing contracts.

Net sales of $101.7 million in our Rest of World segment for the three months ended March 31, 2014 increased approximately $53.8 million, or 112.2%, compared to the three months ended March 31, 2013. The three months ended March 31,

2014 reflects $13.3 million of net sales related to the acquisition of Haas, and exclusive of these net sales Rest of World net sales would have increased by $40.5 million, or 84.4%. Excluding the acquisition of Haas, ad hoc net sales increased by $1.7 million, while Contract net sales increased by $38.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The ad hoc net sales growth was attributable to increases in European production and growth across the customer base. The drivers of the increase in Contract net sales were a one-time inventory sale in conjunction with the modification and extension of a contract with an existing customer as well as further growth of the Boeing 787 production and higher build rates with European commercial customers.

Operating Earnings

Consolidated operating earnings of $42.5 million for the three months ended March 31, 2014 decreased approximately $3.9 million, or 1.7%, compared to the three months ended March 31, 2013. Operating earnings as a percentage of net sales was 13.0% for the three months ended March 31, 2014, compared to 20.5% for the three months ended March 31, 2013.

Operating earnings of $26.1 million in our North America segment for the three months ended March 31, 2014 decreased approximately $11.8 million, or 31.1%, compared to the three months ended March 31, 2013. Operating earnings as a percentage of net sales in our North America segment was 11.6% for the three months ended March 31, 2014, compared to 21.3% for the three months ended March 31, 2013, a decrease of 9.7%. The decrease in operating earnings as a percentage of net sales was primarily driven by $7.4 million of costs associated with the Haas acquisition, which attributed to a decrease of 3.3%.  The other primary drivers of this decrease were 2.2% related to chemical margins, 3.1% related to changes in our sales mix and a decline in our ad hoc margins due to a competitive market.

Operating earnings of $16.5 million in our Rest of World segment for the three months ended March 31, 2014 increased approximately $7.9 million, or 92.2%, compared to the three months ended March 31, 2013. Operating earnings as a percentage of net sales in our Rest of World segment was 16.2% for the three months ended March 31, 2014, compared to 17.9% for the three months ended March 31, 2013, a decrease of 1.7%.  The decrease in operating earnings as a percentage of net sales was driven by changes in our sales mix, including an increase year-over-year in lower-margin Contract sales, which translated to a decrease of 3.9%.  In addition, the selling, general, and administrative expenses incurred as a result of the Haas acquisition decreased operating earnings as a percentage of net sales by 1.0%.  These decreases were partially offset by a 3.3% increase related to lower hardware selling, general and administrative expenses as a percentage of net sales.

Other Expenses

Interest Expense, Net

Interest expense, net of $5.8 million for the three months ended March 31, 2014 increased approximately $1.1 million, or 24.3%, compared to the three months ended March 31, 2013. This increase was primarily the result of the interest associated with the term loan B facility and revolving facility borrowings of $525.0 million and $40.0 million, respectively, that were made to fund the Haas acquisition that occurred during the three months ended March 31, 2014.

Other Income (Expense), Net

Other income, net of less than $0.1 million for the three months ended March 31, 2014 decreased by approximately $1.9 million compared to the three months ended March 31, 2013. This change was primarily due to realized and unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes of $12.4 million for the three months ended March 31, 2014 decreased by $1.8 million, or 12.8%, compared to the three months ended March 31, 2013. Our effective tax rate was 33.8% and 32.6% during the three months ended March 31, 2014 and 2013, respectively. The increase in our effective tax rate resulted primarily from an increase in certain expenses related to the Haas acquisition which are not tax deductible.

Net Income

We reported a net income of $24.3 million for the three months ended March 31, 2014, compared to net income of $29.4 million for the three months ended March 31, 2013. Due to the factors described above, net income as a percentage of net sales decreased 5.6% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Six months ended March 31, 2014 compared with the six months ended March 31, 2013

Net Sales

Consolidated net sales of $552.1 million for the six months ended March 31, 2014 increased approximately $115.0 million, or 26.3%, compared to the six months ended March 31, 2013. Ad hoc and Contract sales as a percentage of net sales represented 34% and 66%, respectively, for the six months ended March 31, 2014, as compared to 40% and 60%, respectively, for the six months ended March 31, 2013.  The six months ended March 31, 2014 reflects $53.1 million of sales related to the acquisition of Haas, and exclusive of these net sales the increase in net sales would have been $61.9 million, or 14.2%.

Net sales of $402.3 million in our North America segment for the six months ended March 31, 2014 increased approximately $54.5 million, or 15.7%, compared to the six months ended March 31, 2013. The six months ended March 31, 2014 reflects $39.8 million of net sales related to the acquisition of Haas, and exclusive of these net sales North America net sales would have increased by $14.7 million, or 4.2%. Excluding the acquisition of Haas, ad hoc and Contract net sales increased by $3.8 million and $9.3 million, respectively, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The increase in ad hoc net sales was primarily due to general growth across numerous customers. The increase in Contract net sales was primarily driven by increases in commercial build rates for existing contracts and a settlement related to the termination of a contract.

Net sales of $149.7 million in our Rest of World segment for the six months ended March 31, 2014 increased approximately $60.6 million, or 67.9%, compared to the six months ended March 31, 2013. The six months ended March 31, 2014 reflects $13.3 million of net sales related to the acquisition of Haas, and exclusive of these net sales Rest of World net sales would have increased by $47.3 million, or 53.0%. Excluding the acquisition of Haas, ad hoc and Contract net sales increased by $3.6 million and $43.4 million, respectively, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The ad hoc net sales growth was attributable to increases in European production and growth across the customer base due to build rate increases and expansion of the MRO market. The drivers of the increase in Contract sales were a one-time inventory sale in conjunction with the modification and extension of a contract with an existing customer as well as further growth of the Boeing 787 production and higher build rates with European commercial customers.

Operating Earnings

Consolidated operating earnings of $83.1 million for the six months ended March 31, 2014 decreased approximately $2.6 million, or 3.1%, compared to the six months ended March 31, 2013. Operating earnings as a percentage of net sales was 15.1% for the six months ended March 31, 2014, compared to 19.6% for the six months ended March 31, 2013.

Operating earnings of $59.4 million in our North America segment for the six months ended March 31, 2014 decreased approximately $12.3 million, or 17.1%, compared to the six months ended March 31, 2013. Operating earnings as a percentage of net sales in our North America segment was 14.8% for the six months ended March 31, 2014, compared to 20.6% for the six months ended March 31, 2013, a decrease of 5.8%. The decrease in operating earnings as a percentage of net sales was primarily driven by $7.5 million of costs associated with the Haas acquisition, which attributed to a decrease of 1.9%.  The other primary drivers of this decrease were 1.3% related to chemical margins, 1.8% related to the hardware sales mix and a decline in our ad hoc margins due to a competitive market, as well as 0.9% related to a higher selling, general and administrative expenses of which 0.2% was attributable to the Haas acquisition.

Operating earnings of $23.8 million in our Rest of World segment for the six months ended March 31, 2014 increased approximately $9.6 million, or 68.1%, compared to the six months ended March 31, 2013. Operating earnings as a percentage of net sales in our Rest of World segment was 15.9% for the six months ended March 31, 2014, compared to 15.9% for the six months ended March 31, 2013. Our reduction in margins, as a result of the strong growth in lower-margin Contracts sales, was offset by a decline in our selling, general and administrative expenses as a percentage of sales due to operating leverage as our revenues have increased.

Other Expenses

Interest Expense, Net

Interest expense, net of $10.1 million for the six months ended March 31, 2014 decreased approximately $6.0 million, or 37.4%, compared to the six months ended March 31, 2013. This decrease was primarily the result of a $5.0 million write-off of deferred financing charges related to the refinancing of the old senior secured credit facilities (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Old Senior Secured Credit Facilities”) during the six months ended March 31, 2013.

Other Income (Expense), Net

Other income, net of $0.7 million for the six months ended March 31, 2014 decreased by $1.0 million compared to the six months ended March 31, 2013. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes of $25.2 million for the six months ended March 31, 2014 increased by $1.5 million, or 6.5%, compared to the six months ended March 31, 2013. Our effective tax rate was 34.1% and 33.1% during the six months ended March 31, 2014 and 2013, respectively. The increase in our effective tax rate resulted primarily from an increase in certain expenses related to the Haas acquisition which are not tax deductible.

Net Income

We reported net income of $48.7 million for the six months ended March 31, 2014, compared to net income of $47.8 million for the six months ended March 31, 2013. Due to the factors described above, net income as a percent of net sales decreased 2.1% for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $49.2 million and $53.9 million as of March 31, 2014 and 2013, respectively, of which approximately $23.6 million, or 47.9%, and $11.7 million, or 21.7%, was held by our foreign subsidiaries as of March 31, 2014 and 2013, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of March 31, 2014 or 2013. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•                  operating expenses;

•                  working capital requirements to fund the growth of our business;

•                  capital expenditures that primarily relate to IT equipment and our warehouse operations;

•                  debt service requirements for borrowings under the senior secured credit facilities (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”); and

•                  strategic acquisitions.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of March 31, 2014, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

On December 7, 2012, Wesco Aircraft and Wesco Aircraft Hardware Corp. entered into a credit agreement with Barclays, as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint lead arrangers, and the other lenders party thereto, to provide for (i) a $625.0 million term loan A facility, which we refer to as the term loan A facility, and (ii) a $200.0 million revolving credit facility, which we refer to as the revolving facility, which credit agreement was amended on February 28, 2014 by the Credit Agreement Amendment to, among other things, provide an additional $525.0 million term loan B facility, which together with the term loan A facility and the revolving facility we refer to as the senior secured credit facilities.  The Credit Agreement Amendment also (i) allowed for us to acquire Haas and for Wesco Aircraft Hardware Corp. to incur additional first lien indebtedness and corresponding liens to permit the incurrence of the term loan B facility and (ii) reset certain ratios with respect to the Consolidated Total Leverage Ratio covenant applicable to the term loan A facility and the revolving facility, as further described below.

As of March 31, 2014, our outstanding indebtedness under the senior secured credit facilities was approximately $1,133.0 million, which consisted of (a) $568.0 million of indebtedness under the term loan A facility, (ii) $525.0 million of indebtedness under the term loan B facility and (iii) $40.0 million of indebtedness under the revolving facility.  As of March 31, 2014, approximately $160.0 million was available for borrowing under the revolving facility without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the balance due at maturity on December 7, 2017.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum).  The term loan B facility amortizes, commencing June 30, 2014, in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The revolving facility expires on December 7, 2017.

The obligations under the senior secured credit facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require that our Consolidated Total Leverage Ratio not be in excess of 5.25 beginning with the quarter ending June 30, 2014 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) not be less than 2.25. As of March 31, 2014, our Consolidated Net Interest Coverage Ratio was 7.48.  Per the terms of the senior secured credit facilities, the preceding figure takes into account the acquisition of Haas, which was acquired on February 28, 2014.

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

The old revolving credit facility would have expired on April 7, 2016. The applicable margin was based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR loans and 2.25% to 3.25% for the Eurocurrency loans. From September 30, 2012 through December 7, 2012, we paid approximately $132 million in commitment fees for this line of credit.

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

On June 13, 2012, Wesco Aircraft, Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto entered into the First Amendment to Credit Agreement, which amended our old senior secured credit facilities to allow for (i) certain intercompany loans to be made to our restricted subsidiaries in order to facilitate the Interfast Acquisition and (ii) the Interfast Acquisition as a permitted investment.

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($11.6 million based on the March 31, 2014 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 as of March 31, 2014.  As of March 31, 2014, the full ₤7 million was available for borrowing under the UK Line of Credit without breaching any covenants contained in the agreements governing our indebtedness.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Six months Ended March 31,
(In thousands)	2014	2013
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$(33,691)	$31,993
Net cash used in investing activities	(563,373)	(1,189)
Net cash provided by (used in) financing activities	567,309	(36,881)

Operating Activities

Our operating activities used $33.7 million of cash in the six months ended March 31, 2014, a decrease of $65.7 million as compared to the six months ended March 31, 2013. This decrease was primarily the result a $36.7 million increase in the change in accounts receivables driven by an increase in sales of $101.5 million, or 44.9%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  Another driver of the decrease in cash from operating activities was a $10.9 million use of cash related to accounts payable due to the timing of payments and inventory receipts, as well as a use of cash related to taxes payable and accrued expenses of $4.5 million and $3.2 million, respectively, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013.

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

Investing Activities

Our investing activities used approximately $563.4 million and $1.2 million of cash in the six months ended March 31, 2014 and 2013, respectively. The use of cash for investing activities during the six months ended March 31, 2014 was primarily comprised of $560.2 million used for the Haas acquisition.  The remaining amounts were used for investments in various capital expenditures and to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities generated $567.3 million of cash in the six months ended March 31, 2014. This was primarily due to $565.0 million of borrowings to fund the Haas acquisition.  Other drivers were $6.7 million in excess tax benefit related to stock options exercised and $6.4 million of proceeds received in connection with the exercise of stock options.  These were partially offset by $10.2 of financing fees paid in connection with the borrowings in connection with the Haas acquisition and $0.6 million used to make principal payments under our capital lease obligations.

Our financing activities used $36.9 million of cash in the six months ended March 31, 2013. This amount consisted of the repayment of $649.5 million of the old senior secured credit facilities, $7.3 million in financing fees and $8.5 million used for the settlement of shares of common stock underlying certain restricted stock with awards in cash, offset by $625.0 million of proceeds from issuance of the senior secured credit facilities and $3.0 million of proceeds received in connection with the exercise of stock options.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning us, the acquisition of Haas and other matters.  These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, such management.  Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “would,” “should,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions.  These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control.  Therefore, you should not place undue reliance on such statements.

Factors that could cause actual results to differ materially from those in the forward-looking statements include: risks that the businesses of Wesco and Haas will not be integrated successfully or that the combined company will not realize estimated cost savings, synergies and growth or that such benefits may take longer to realize than expected; failure to realize anticipated benefits of the combined operations; risks relating to unanticipated costs of integration; changes in legislation or governmental regulations affecting us; international, national or local economic, social or political conditions that could adversely affect us or our customers; conditions in the credit markets; risks associated with assumptions we make in connection with our critical accounting estimates and legal proceedings; the condition of the aerospace industry; reductions in military spending; business risks as a result of supplying equipment and services to the U.S. Government; risks associated with our long-term, fixed-price agreements, which have no guarantee of future sales volume; risks associated with the loss of a significant customer; our failure to compete successfully in our highly competitive global industry; risks associated with our rapid expansion; supply-chain risk; our dependence on complex information technology; environmental risks; and our dependence on key personnel.

The foregoing list of factors is not exhaustive.  You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part II, Item 1A. “Risk Factors” and the other documents we file from time to time with the Securities and Exchange Commission.  All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Our exposure to market risk consists of foreign currency exchange rate fluctuations, changes in interest rates and fluctuations in fuel prices.

Foreign Currency Exposure

Currency Translation

During the six-month periods ended March 31, 2014 and March 31, 2013, approximately 30% and 31%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 46% and 42%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar, the Euro and the Mexican peso (as the result of the Haas acquisition).

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

A hypothetical 5% increase in the value of the British pound, the Euro, the Canadian dollar and the Mexican peso relative to the U.S. dollar would have resulted in an increase in our net income of approximately $1.2 million, less than $0.1 million, $0.2 million and $0, respectively, during fiscal 2013, and $0.9 million, less than $0.1 million, less than $0.1 million and less than $0.1 million, respectively, during the six months ended March 31, 2014. A corresponding decrease would have resulted in a decrease in our net income of approximately $1.2 million, less than $0.1 million, $0.2 million and $0, respectively, during fiscal 2013, and $0.9 million, less than $0.1 million,  less than $0.1 million and less than $0.1 million, respectively, during the six months ended March 31, 2014.

Currency Transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2013, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $161.3 million and €12.5 million, respectively, and had purchases in U.S. dollars and Euros of approximately $97.5 million and €24.7 million, respectively. During the six months ended March 31, 2014, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $127.2 million and €4.9 million, respectively, and had purchases in U.S. dollars and Euros of approximately $69.3 million and €15.1 million, respectively. During the year ended September 30, 2013, our subsidiary in Canada had sales in Canadian dollars of approximately $7.0 million and had purchases in Canadian dollars of approximately $0.5 million. During the six months ended March 31, 2014, our subsidiary in Canada had sales in Canadian dollars of approximately $2.4 million and had purchases in Canadian dollars of approximately $0.2 million. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2013 to March 31, 2014, the U.S dollar weakened slightly against the pound by $0.08 (from $1.56 to $1.64).  A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds, whereas a weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds.  However, as a result of the slight movement of the U.S. dollar against the pound during fiscal 2012, fiscal 2013 and the six months ended March 31, 2014, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.9 million and $1.2 million during the six months ended March 31, 2014 and fiscal 2013, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $0.9 million and $1.2 million during the six months ended March 31, 2014 and fiscal 2013, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of March 31, 2014, we had no outstanding currency forward and option contracts. We do not enter into currency forward and option contracts for trading or speculative purposes.

Interest Rate Risk

Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of March 31, 2014, annual cash interest expense, including fees under our revolving facility, would have been approximately $32.3 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $8.2 million per year, without taking into account the effect of any hedging instruments.

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs are approximately $8.0 million, and, as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. We do not use derivatives to manage our exposure to fuel prices.

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

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Haas, which we acquired on February 28, 2014, from its evaluation of the effectiveness of the Company’s disclosure controls and procedures.  As of March 31, 2014 and for the period from March 1, 2014 through March 31, 2014, total assets and total revenues subject to Haas’ internal control over financial reporting represented approximately 29.4% and 31.6% of the Company’s consolidated total assets and total revenues, respectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired Haas on February 28, 2014.  The Company is in the process of reviewing the internal control structure of Haas and, if necessary, will make appropriate changes as it integrates Haas into the Company’s overall internal control over financial reporting process.

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

ITEM 1A.  RISK FACTORS.

The following risk factors supplement the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which we refer to as the 2013 10-K, as supplemented by Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, which we refer to as the Q1 2014 10-Q.

Our business is highly dependent on complex information technology.

The provision and application of IT is an increasingly critical aspect of our business. Among other things, our IT systems must frequently interact with those of our customers, suppliers and logistics providers. Our future success will depend on our continued ability to employ IT systems that meet our customers’ demands. The failure of the hardware or software that supports our IT systems, including redundancy systems, could significantly disrupt our ability to service our customers and cause economic losses for which we could be held liable and which could damage our reputation.

Our competitors may have or may develop IT systems that permit them to be more cost effective and otherwise better situated to meet customer demands than IT systems we are able to acquire or develop. Larger competitors may be able to develop or license IT systems more cost effectively than we can by spreading the cost across a larger revenue base, and competitors with greater financial resources may be able to acquire or develop IT systems that we cannot afford. If we fail to meet the demands of our customers or protect against disruptions of our IT systems, we may lose customers, which could seriously harm our business and adversely affect our operating results and operating cash flow.

We are subject to health, safety and environmental laws and regulations, any violation of which could subject us to significant liabilities and penalties.

We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the handling, transportation, storage, treatment, disposal and remediation of hazardous substances, including potentially with respect to historical chemical manufacturing and other activities that pre-dated the purchase of the Haas business by Wesco.  Actual or alleged violations of environmental, health and safety, or EHS, laws, or permit requirements could result in restrictions or prohibitions on operations and substantial civil or criminal sanctions, as well as, under some EHS laws, the assessment of strict liability and/or joint and several liability.

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our operations or at off-site locations, including potentially with respect to historical chemical manufacturing and other activities that pre-dated the purchase of the Haas business by Wesco.  We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future EHS laws.

Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry.  Changes in the Company’s regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products and/to provide chemical management services to our customers.  For instance, the European Union’s Registration, Authorization and Restriction of Chemicals and analogous non-European Union laws and regulations, or other similar laws and regulations, could result in compliance obligations, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, these concerns could influence public perceptions regarding our operations and our ability to attract and retain customers and employees.  Moreover, changes in EHS regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations.  Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs, capital expenditures or liabilities, which could reduce our profitability.  Such losses, costs, capital expenditures or liabilities will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations.  As a result, these losses, costs, capital expenditures or liabilities may be more than currently anticipated.

Our operations involve risks associated with the handling, transportation, storage, and disposal of chemical products that may increase our operating costs and reduce our profitability.

Although we take precautions to enhance the safety of our own operations as well as the safety of our customers’ operations when we are supplying chemicals and/or providing chemical management services, our business is subject to hazards inherent in the handling, transportation, storage, and disposal of chemical products.  These hazards include: chemical spills, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the handling, transportation, storage and disposal of dangerous chemicals.  We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; and other risks.  Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of our own or our customers’ operations and the imposition of civil or criminal penalties and liabilities.  Furthermore, we are subject to present and future claims with respect to our employees when working within our own operations or when supplying chemicals to and/or providing chemical management services at our customer’s operations, other persons, including potentially our customers and their employees, workers’ compensation and other matters.

We maintain property, business interruption, products liability and casualty insurance policies which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business.  Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.  If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

If the temperature control systems on which we rely fail, certain of the chemical products we sell may become “non-conforming” while in storage or in transit, and as a result, we may be responsible for providing replacement products to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Many of the chemical products we sell are sensitive to temperature.  Our storage facilities and the vehicles maintained by the third-party delivery companies on whom we rely utilize sophisticated temperature control systems to ensure safe storage and handling of these products.  If these temperature control systems fail, products that are sensitive to temperature may become non-conforming to the customer’s specifications, and we may be responsible for providing replacement products, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate Wesco and Haas in a timely fashion or at all and may encounter significant unexpected difficulties in integrating the two businesses.

On February 28, 2014, we completed the acquisition of Haas.  Prior to the acquisition, Wesco and Haas were independent organizations, each utilizing different systems, controls, processes and procedures. Following completion of the acquisition of Haas, our ability to fully realize the anticipated benefits of the acquisition of Haas will depend, to a large extent, on our ability to integrate Wesco’s and Haas’ businesses.  The combination of two independent enterprises is a complex, costly and time-consuming process.  The overall integration may result in unanticipated problems, expenses, liabilities, loss of client relationships, expenditure of resources and distraction of management and personnel.  The difficulties of combining the operations include:

•                    we may not realize any or all of the potential benefits of the acquisition of Haas that could result from combining the businesses of Wesco and Haas;

•                    the acquisition of Haas could have an adverse impact on our relationships with employees, customers and suppliers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the acquisition;

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

There have been no other material changes to the risk factors set forth in the 2013 10-K, as supplemented by the Q1 2014 10-Q.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

(a)   Exhibits

Exhibit Number	Description

2.2

Agreement and Plan of Merger, by and among Wesco Aircraft Holdings, Inc., Flyer Acquisition Corp. and Haas Group Inc., dated as of January 30, 2014 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2014 (File No. 001-35253))

10.2

First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated February 28, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 28, 2014 (File No. 001-35253))

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

Date: May 12, 2014	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and
Chief Executive Officer

Date: May 12, 2014	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)