Form 10-Q
period 2014-06-30
Wesco Aircraft Holdings, Inc
filed 2014-08-06
CIK 1378718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of August 5, 2014 was 96,946,434.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS .

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	September 30,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$80,434	$78,716
Accounts receivable, net of allowance for doubtful accounts of $6,049 at June 30, 2014 and $4,464 at September 30, 2013, respectively	299,045	155,944
Inventories, net	752,180	630,264
Prepaid expenses and other current assets	19,341	12,195
Income taxes receivable	18,820	16,119
Deferred income taxes	45,050	39,671
Total current assets	1,214,870	932,909

Property and equipment, net	50,097	26,794
Deferred financing costs, net	16,845	8,741
Goodwill	879,179	562,493
Intangible assets, net	216,814	99,641
Other assets	13,742	574
Total assets	$2,391,547	$1,631,152
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$144,161	$98,934
Accrued expenses and other current liabilities	32,261	21,047
Income taxes payable	5,234	2,953
Long-term debt—current portion	30,250	—
Capital lease obligations—current portion	1,534	1,184
Total current liabilities	213,440	124,118
Long-term debt	1,097,500	568,000
Capital lease obligations	2,826	1,414
Deferred income taxes	110,323	72,184
Other Liabilities	1,078	—
Total liabilities	1,425,167	765,716
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value per share: 950,000,000 shares authorized; 96,759,789 and 94,776,683 shares issued and outstanding as of June 30, 2014 and September 30, 2013 respectively	96	95
Additional paid-in capital	486,744	387,636
Accumulated other comprehensive loss	(10,206)	(10,189)
Retained earnings	498,198	496,346
Less treasury stock, at cost, 626,225 shares as of June 30, 2014 and September 30, 2013	(8,452)	(8,452)
Total stockholders’ equity	966,380	865,436
Total liabilities and stockholders’ equity	$2,391,547	$1,631,152

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$395,628	$230,236	$947,710	$667,269
Cost of sales	274,093	148,345	649,028	429,970
Gross profit	121,535	81,891	298,682	237,299
Selling, general and administrative expenses	68,852	35,756	162,864	105,377
Operating earnings	52,683	46,135	135,818	131,922
Interest expense, net	(9,354)	(4,680)	(19,409)	(20,748)
Other income (expense), net	1,571	(563)	2,345	1,170
Income before provision for income taxes	44,900	40,892	118,754	112,344
Provision for income taxes	(16,128)	(13,866)	(41,300)	(37,504)
Net income	$28,772	$27,026	$77,454	$74,840
Other Comprehensive Income (loss), net	(723)	1,098	(17)	(4,343)
Comprehensive income	$28,049	$28,124	$77,437	$70,497
Net income per share:
Basic	$0.30	$0.29	$0.81	$0.80
Diluted	$0.29	$0.28	$0.79	$0.78
Weighted average shares outstanding:
Basic	96,580	93,556	95,675	92,985
Diluted	97,938	95,924	97,511	95,579

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$77,454	$74,840
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	8,099	4,952
Depreciation	6,094	3,543
Amortization of deferred financing costs	2,057	7,158
Bad debt and sales return reserve	849	64
Non-cash foreign currency exchange	(2,951)	1,077
Non-cash stock-based compensation	4,411	2,712
Non-cash other	(46)	—
Excess tax benefit related to stock options exercised	(10,137)	(3,120)
Deferred income tax provision	4,143	10,771
Changes in assets and liabilities
Accounts receivable	(38,482)	(22,344)
Inventories	(51,727)	(53,733)
Income taxes receivable	21,266	22,508
Prepaid expenses and other assets	(826)	(4,888)
Accounts payable	(8,617)	13,656
Accrued expenses and other liabilities	(11,279)	(1,195)
Income taxes payable	2,140	900
Net cash provided by operating activities	2,448	56,901
Cash flows from investing activities
Purchases of property and equipment	(7,900)	(1,844)
Acquisition of business, net of cash acquired	(560,445)	—
Net cash used in investing activities	(568,345)	(1,844)
Cash flows from financing activities
Proceeds from issuance of long-term debt	565,000	625,000
Repayment of long-term debt	(5,250)	(673,000)
Financing Fees	(10,161)	(7,275)
Repayment of capital lease obligations	(947)	(910)
Excess tax benefit related to stock options exercised	10,137	3,120
Proceeds from exercise of stock options	9,205	7,178
Purchase of treasury stock	—	(8,452)
Net cash provided by (used in) financing activities	567,984	(54,339)
Effect of foreign currency exchange rates on cash and cash equivalents	(369)	(615)
Net increase in cash and cash equivalents	1,718	103
Cash and cash equivalents, beginning of period	78,716	60,856
Cash and cash equivalents, end of period	$80,434	$60,959

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

During the third quarter of 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which amends FASB ASC 830, Foreign Currency Matters. This guidance requires the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in-substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The adoption of ASU 2013-05 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which addresses revised guidance on reporting discontinued operations.  This revised guidance defines a discontinued operation as a disposal of a component or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years, with earlier adoption permitted.  We do not anticipate the adoption of ASU 2014-08 to have a significant impact on our financial position, results of operations, cash flows or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

Note 3. Acquisitions

On February 28, 2014, we acquired Haas Group Inc. (“Haas”) for a purchase price of $560,200 (which amount has been adjusted to reflect certain working capital and other purchase price adjustments) in cash, pursuant to the Agreement and Plan of Merger, which we entered into with Haas and Flyer Acquisition Corp., a wholly-owned subsidiary of the Company, on January 30, 2014, as amended.  The purchase price is subject to additional purchase price adjustments for cash, working capital, debt, transaction expenses and certain other matters.  The acquisition of Haas was financed through a combination of a new $525,000 term loan B facility, cash on hand and drawings under our revolving line of credit.  As a result of the acquisition, Haas became a wholly-owned subsidiary of the Company. The Company incurred transaction related costs of $6,700, and such costs were expensed as incurred.

Haas is a provider of chemical supply chain management services to the commercial aerospace, airline, military, energy, and other markets, helping its customers reduce costs and comply with increasingly complex regulatory requirements for chemical usage.  The acquisition of Haas expands the Company’s existing customer base and active stock-keeping units, while also providing the Company with opportunities to increase sales by leveraging and cross-selling into Wesco’s and Haas’ respective customer bases.  In addition, we believe the addition of Haas’ proprietary information technology system (tcmIS), which interfaces directly with customer and supplier enterprise resource planning systems, and its experienced senior management team, will benefit Wesco going forward.

The Company has not yet completed its evaluation and determination of the fair value of certain assets and liabilities acquired, primarily the final valuation and assessment of (i) amortizable intangible assets acquired, (ii) working capital acquired and liabilities assumed, and (iii) certain income tax accounts. The Company expects these final valuations and assessments will be completed by the end of fiscal 2014, which may result in additional adjustments to the values presented in the table below.

For income tax purposes, the estimated $316,311 of goodwill resulting from the Haas acquisition is not deductible.

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

The excess purchase price over the fair value of the net identifiable assets acquired was recorded as intangible assets and goodwill. The fair value assigned to the identifiable intangible assets acquired was based on an income approach method using assumptions and estimates derived by Company management. It was determined that the customer relationships have a 15-year estimated useful life, the Haas trademark has a 15-year estimated useful life and Haas’ technology has a 10-year estimated useful life. Factors considered in the determination of its useful lives include customer attrition rates, technology life cycles, and patent and trademark laws.

The goodwill related to the Haas acquisition represents the value paid for assembled workforce, its international geographic presence and synergies expected to arise after the acquisition. The results of the acquisition have been included in the consolidated financial statements and are included in the appropriate geographic segment.  Consolidated revenues and net earnings included in the financial statements attributed to Haas since the acquisition date were $205,232 and $3,902, respectively.

The effect on consolidated unaudited pro forma revenues, net earnings, basic earnings per share and diluted earnings per share of the Haas acquisition as if it had occurred on October 1, 2012 was $395,628, $28,772, $0.30 and $0.29, respectively, for the three months ended June 30, 2014; $370,760, $28,570, $0.31 and $0.30, respectively, for the three months ended June 30, 2013; $1,192,338, $83,460, $0.87 and $0.86, respectively, for the nine months ended June 30, 2014; and $1,102,530, $81,260, $0.87 and $0.85, respectively, for the nine months ended June 30, 2013. The Company has begun consolidating and transferring Haas into its geographic segments.

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

As of June 30, 2014 and 2013, the Company’s excess and obsolete reserve was approximately $136,523 and $118,415, respectively. Of these amounts, approximately $10,329 and $8,305 was recorded during the nine months ended June 30, 2014 and 2013, respectively. The Company believes that these amounts are consistent with its historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess and slow-moving quantities of inventories.

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

A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $17,195 of its inventory. However, the Company’s chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit.  In such instances, a full reserve is taken against such inventory.  In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual products can be sold and customer buying patterns, the Company maintains an unreserved slow-moving inventory of $20,692 which they believe based on historical and anticipated sell through rates will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it’s necessary to reserve for a portion of this $20,692 of inventory.

Note 5. Goodwill

During the nine months ended June 30, 2014, the Company recorded a $316,686 increase to goodwill, of which $316,311 relates to the Haas acquisition and the remaining increase is primarily a result of foreign currency translations.

	North America	Rest of World	Total
	(In thousands)	(In thousands)	(In thousands)
Goodwill as of September 30, 2013	$555,714	$6,779	$562,493
Foreign currency translation	—	375	375
Haas acquisition	236,171	80,140	316,311
Goodwill as of June 30, 2014	$791,885	$87,294	$879,179

Note 6. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities, and a line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date. As of June 30, 2014 the carrying amounts of the $1,127,800 aggregate outstanding term loan balance approximated its fair value.

Note 7. Long-Term Debt

	June 30,	September 30,
	2014	2013
	(In thousands)	(In thousands)

$ 625,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%). The applicable margin rates are indexed to the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 2.50% by the fifth year of the principal amount of $625,000, with the balance due on the maturity date of December 7, 2017. Interest rate was 2.66% at June 30, 2014

	568,000	568,000

$ 525,000 term loan B, with a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan is payable quarterly, commencing on June 30, 2014, in equal quarterly installments of 0.25% of the principal amount of $525,000, with the balance due on the maturity date of February 28, 2021. Interest rate was 3.25% at June 30, 2014	519,750	—

$ 200,000 revolving line of credit, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%). The applicable margin rates are indexed to the Company’s Consolidated Leverage Ratio (as such ratio is defined in the senior secured credit facilities) and adjusted each reporting period based on operating results. The revolving facility is due on December 7, 2017. Interest rate was 2.66% at June 30, 2014.	40,000	—

Less: current portion	30,250	—
Long-term debt	$1,097,500	$568,000

On December 7, 2012, the Company completed a refinancing of its existing debt facilities for the purpose of reducing the applicable interest rate on all loans. The new debt consisted of a $200,000 revolving line of credit and a $625,000  term loan.  The revolving line of credit and the term loan, which together we refer to as the existing senior secured credit facilities, mature on December 7, 2017.  On February 27, 2014, the Company borrowed $40,000 under its revolving line of credit to partially fund the acquisition of Haas, which was consummated on February 28, 2014.

In addition, on February 28, 2014, the Company entered into the first amendment to the existing senior secured credit facilities, which amendment modified the existing senior secured credit facilities to provide an additional senior secured term loan B facility in the aggregate principal amount of $525,000, which together with the existing senior secured credit facilities we refer to as the senior secured credit facilities, to finance, in part, the acquisition of Haas.  The term loan B facility will mature on February 28, 2021.

Under the terms and definitions of the senior secured credit facilities as of June 30, 2014, the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) cannot exceed 5.25 (with step-downs on such ratio during future periods) and its Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) cannot be less than 2.25.  The senior secured credit facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2014.  Borrowings under the senior secured credit facilities are guaranteed by the Company and all of its direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of the Company’s assets and the assets of its guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

As of June 30, 2014, the Company has made voluntary prepayments totaling approximately $17,900 on the $625,000 term loan A and $5,300 on the $525,000 term loan B that have been applied to future required quarterly payments. As of June 30, 2014, there was $40,000 of outstanding borrowings under the $200,000 revolving line of credit.

The Company’s subsidiary, Wesco Aircraft Europe, Ltd, has available a £7,000 ($11,900 based on the June 30, 2014 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of June 30, 2014.

As a result of the refinancing of its senior secured credit facility in the first quarter of fiscal 2013, the Company recorded a loss on extinguishment of debt in the amount of approximately $5,000. The loss on extinguishment was recorded as a component of Interest Expense, net in the consolidated statements of earnings and comprehensive income during the three months ended December 31, 2012.  Additionally, approximately $3,900 of unamortized debt issuance costs remains capitalized and new creditor fees associated with the refinancing in the amount of approximately $7,300 were capitalized. These fees are being amortized over the term of the debt using the effective interest rate method. The total deferred financing costs capitalized at the close of the transaction on December 7, 2012 totaled approximately $11,200.

Note 8. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income	$28,772	$27,026	$77,454	$74,840
Foreign exchange translation adjustment	(723)	1,098	(17)	(4,343)
Total comprehensive income	$28,049	$28,124	$77,437	$70,497

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income	$28,772	$27,026	$77,454	$74,840
Basic weighted average shares outstanding	96,580	93,556	95,675	92,985
Dilutive effect of stock options and restricted stock awards/units	1,358	2,368	1,836	2,594
Dilutive weighted average shares outstanding	97,938	95,924	97,511	95,579
Basic net income per share	$0.30	$0.29	$0.81	$0.80
Diluted net income per share	$0.29	$0.28	$0.79	$0.78

There were 0 shares of common stock equivalents for each of the three and nine months ended June 30, 2014 and June 30, 2013 that were not included in the diluted calculation due to their anti-dilutive effect.

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

The following table presents net sales and operating income by business segment (in thousands):

	Three Months Ended June 30, 2014
	North	Rest of
	America	World	Consolidated
Net sales	$310,671	$84,957	$395,628
Income from operations	45,712	6,971	52,683
Interest expense, net	(7,954)	(1,400)	(9,354)
Provision for income taxes	14,394	1,734	16,128
Total assets	1,932,899	458,648	2,391,547
Goodwill	791,885	87,294	879,179
Capital expenditures	4,557	170	4,727
Depreciation and amortization	5,697	1,216	6,913

	Three Months Ended June 30, 2013
	North	Rest of
	America	World	Consolidated
Net sales	$180,954	$49,282	$230,236
Income from operations	38,218	7,917	46,135
Interest expense, net	(3,377)	(1,303)	(4,680)
Provision for income taxes	12,327	1,539	13,866
Total assets	1,425,528	157,264	1,582,792
Goodwill	555,714	6,389	562,103
Capital expenditures	342	313	655
Depreciation and amortization	2,540	235	2,775

	Nine Months Ended June 30, 2014
	North	Rest of
	America	World	Consolidated
Net sales	$713,005	$234,705	$947,710
Income from operations	105,071	30,747	135,818
Interest expense, net	(17,436)	(1,973)	(19,409)
Provision for income taxes	34,197	7,103	41,300
Total assets	1,932,899	458,648	2,391,547
Goodwill	791,885	87,294	879,179
Capital expenditures	7,482	418	7,900
Depreciation and amortization	12,355	1,837	14,192

	Nine Months Ended June 30, 2013
	North	Rest of
	America	World	Consolidated
Net sales	$528,810	$138,459	$667,269
Income from operations	109,856	22,066	131,922
Interest expense, net	(16,743)	(4,005)	(20,748)
Provision for income taxes	32,806	4,698	37,504
Total assets	1,425,528	157.264	1,582,792
Goodwill	555,714	6,389	562,103
Capital expenditures	1,362	482	1,844
Depreciation and amortization	7,807	688	8,495

Geographic Information

The Company operates principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area for the three and nine months ended June 30, 2014 and June 30, 2013 were as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
	(In thousands)	% of	(In thousands)	% of	(In thousands)	% of	(In thousands)	% of
	Sales	Sales	Sales	Sales	Sales	Sales	Sales	Sales
United States of America	$289,331	73.1%	$159,074	69.1%	$651,520	68.7%	$461,965	69.2%
Canada	9,505	2.4	18,305	8.0	39,731	4.2	57,612	8.6
United Kingdom	52,999	13.4	37,269	16.2	127,815	13.5	108,192	16.2
Other European Countries	21,270	5.4	12,019	5.2	92,897	9.8	30,276	4.6
Asia, Pacific Rim, Middle East and other	22,523	5.7	3,569	1.5	35,747	3.8	9,224	1.4
	$395,628	100.0%	$230,236	100.0%	$947,710	100.0%	$667,269	100.0%

The Company determines the geographic area based on the origin of the sale.

Note 11.  Income Taxes

During the third quarter of fiscal 2014, the Company recorded an out-of-period adjustment to correct an error of $4,100 that resulted in an increase to the provision for income taxes and an increase to income taxes payable for the quarter.  Because this error was not material to the current and prior periods, the error was corrected in the third quarter of fiscal 2014 and no adjustments were made to the prior periods. The recording of the $4,100 error during the third quarter of fiscal 2014 was partially offset by an unrelated $4,000 return-to-provision adjustment related to changes in management’s estimates, which together impacted the tax provision for the quarter by $100.

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

Founded in 1953 by the father of our current chief executive officer, Wesco has grown to serve over 8,500 customers in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs, and their subcontractors, through which we support nearly all major Western aircraft programs. We have grown our net sales at a 15.6% compounded annual growth rate over the past 20 years to $901.6 million in fiscal 2013. We have more than 2,700 employees and operate across 81 locations in 19 countries.

Industry Trends Affecting Our Business

Commercial Aerospace Market

We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, the introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

During 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During 2011, 2012, 2013 and the first half of 2014, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, coupled with the sustained high fuel prices and the need to replace aging aircraft, particularly for more fuel efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft increased in 2011, 2012, 2013 and the first half of 2014, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial maintenance, repair and overhaul, or MRO, providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

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

Although our ad hoc sales as a percentage of net sales increased from 38% in fiscal 2012 to 40% during fiscal 2013 (which amounts do not include any net sales attributable to the business of Haas Group Inc., or Haas), we do not believe that this recent upward trend in ad hoc sales is inconsistent with our strategy of transitioning customers to Contracts. Instead, we believe that an increase in ad hoc sales is typical during industry growth cycles, as both customer demand and supplier lead times increase, resulting in customers facing parts shortages that they attempt to mitigate by making ad hoc purchases.  Accordingly, even though we believe that our ad hoc sales as a percentage of total sales will remain steady throughout fiscal 2014 (exclusive of any net sales attributable to the Haas business), despite decreasing to 38% during the nine months ended June 30, 2014 (exclusive of any net sales attributable to the Haas business), we do not believe that this trend will impact our long-term strategy of transitioning customers to Contracts.

If any of our customers are acquired by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under Contracts helps to mitigate fluctuations in our financial results, as Contract customers tend to have steadier purchasing patterns than ad hoc customers. However, as mentioned above, our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated usage rates are actually lower.

Fluctuations in Margins

We added chemicals to our product offerings in connection with our acquisition of Haas on February 28, 2014.  Gross profit margins on chemicals are lower than the gross profit margins on many of the products we sold prior to the acquisition of Haas, which we believe will result in a reduction in our overall gross profit margins.

We also believe that our strategy of growing our Contract sales and converting ad hoc customers into Contract customers will negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are on Contract-related sales. In addition, there continues to be pricing pressure throughout the supply chain. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to Contract customers.

During fiscal 2013 and the nine months ended June 30, 2014, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain relatively consistent throughout fiscal 2014. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

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

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from certain of our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. For example, in 2009, as a result of the global economic recession, production in the aerospace industry decreased, freeing up our suppliers to ship previously ordered products to us faster than expected. As a result, we experienced an inventory build of approximately $111.1 million during fiscal 2009. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2013 and the nine months ended June 30, 2014, we experienced inventory builds of approximately $72.6 million and $51.7 million, respectively, which were primarily driven by strategic purchases (i) to take advantage of favorable pricing, (ii) in anticipation of the expected industry growth cycle and (iii) to support new customer contracts. We would expect inventory to continue to grow as net sales increase.

Given that growth in our business typically requires us to procure additional inventory, which has a negative impact on our cash flows, we believe that cost of sales as a percentage of inventory is a useful additional metric to use when analyzing our inventory management relative to the growth of our business.  Our cost of sales as a percentage of inventory increased from 92.2% for the nine months ended June 30, 2013 to 94.1% for the nine months ended June 30, 2014 (exclusive of any net sales or inventory attributable to the Haas business), which we believe reflects a positive trend in our inventory management relative to the growth of our business.  However, we believe that fluctuations in our cost of sales as a percentage of inventory, including deviations from what we believe are longer-term trends, will continue to occur from time-to-time.  Factors that may contribute to fluctuations in our cost of sales as a percentage of inventory in the future could include (i) strategic purchases (a) to take advantage of favorable pricing, (b) made in anticipation of the expected industry growth cycle, (c) to support new customer contracts or (d) to acquire high-volume products that are typically difficult to obtain in sufficient quantities, (ii) changes in supplier lead times and the timing of inventory deliveries, (iii) purchases made in anticipation of future growth (particularly growth in our MRO business) and (iv) purchases made in connection with the expansion of existing contracts.

Although we believe that during fiscal 2013 and the nine months ended June 30, 2014, the aerospace industry was in the early stages of a growth cycle, and accordingly made strategic inventory purchases, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame. We believe that this lower than expected demand is the result of inventory purchases that remain in the supply chain from the last downturn and that it is taking longer for those parties to sell-off. Accordingly, we believe that the strategic inventory purchases we made during fiscal 2013 and the nine months ended June 30, 2014, combined with this lower than expected demand, has had a negative impact on our cash flows, slightly offsetting the overall positive trend in inventory management.

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

Net Sales

Our net sales include sales of hardware, chemicals, electronic components, bearings, tools and machined parts, and eliminate all intercompany sales. We also provide certain services to our customers, including quality assurance, kitting, JIT delivery and point-of-use inventory management. However, these services are provided by us contemporaneously with the delivery of the product, and as such, once the product is delivered, we do not have a post-delivery obligation to provide services to the customer.  Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, we have satisfied our obligations to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. We serve our customers under both (i) long-term contractual arrangements, which include JIT contracts and LTAs, and (ii) ad hoc sales. Under JIT contracts, customers typically commit to purchase specified products from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those products. LTAs are typically negotiated price lists for customers or individual customer sites that cover a range of pre-determined products, purchased on an as-needed basis. Ad hoc customers purchase products from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, Contract customers often purchase products that are not captured under their contract on an ad hoc basis.

Operating Earnings

Operating earnings are the result of subtracting the cost of sales and selling, general, and administrative expenses from net sales, and are used primarily to evaluate the Company’s performance and profitability.

The principal component of our cost of sales is product cost, which was approximately 96.9% of our total cost of sales for the nine months ended June 30, 2014. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 3.1% of our total cost of sales for the nine months ended June 30, 2014.

Product cost is determined by the current weighted average cost of each inventory item and inventory excess and obsolescence write-down. Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down quarterly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.”  As of June 30, 2014 and 2013, we had recorded an aggregate of approximately $136.5 million and $118.4 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $10.3 million and $8.3 million were recorded during the nine months ended June 30, 2014 and 2013, respectively. We believe that these amounts are consistent with our historical experience and appropriately reflect the risk of excess and obsolete inventory inherent in our business. For a more detailed description of the excess and obsolescence reserves, see Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”) and our line-of-credit, deferred financing costs and the costs of hedging agreements, net of interest income.

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

Based on our historical experience, we have limited exposure related to our non-excess and non-slow-moving inventory, as a majority of the products we sell can be sold across multiple aircraft platforms and the lifespan of the products we sell along with the design of the aircrafts that utilize these products is typically not subject to a high degree of obsolescence. However, our chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit, cannot be recertified and is not able to be sold.  In such instances, a full reserve is taken against such inventory.  In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, we do take program delays and cancellations into account when conducting the reserve analysis.  In addition, we weigh positive and negative factors that are substantially similar to the factors we consider when conducting our monthly reserve analysis.

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

We reviewed the carrying value of our reporting units and indefinite-lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2013, 2012 and 2011, the fair value of our reporting units was substantially in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite-lived intangible assets was substantially in excess of its carrying value. There were no impairment indicators noted during the period. Accordingly, management believes there are no impairments as of June 30, 2014 related to either goodwill or the indefinite-lived intangible asset.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Non-cash stock-based compensation	$1,356	$837	$4,411	$2,712

For the years ending September 30, 2014 and 2015, we expect to incur stock-based compensation expense of approximately $5.6 million and $4.9 million, respectively.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Consolidated statements of income:
Net sales:
North America	$310,671	$180,954	$713,005	$528,810
Rest of World	84,957	49,282	234,705	138,459
Net sales	395,628	230,236	947,710	667,269
Operating Earnings:
North America	45,712	38,218	105,071	109,856
Rest of World	6,971	7,917	30,747	22,066
Total Operating Earnings	52,683	46,135	135,818	131,922
Interest expense, net	(9,354)	(4,680)	(19,409)	(20,748)
Other income (expense), net	1,571	(563)	2,345	1,170
Income before provision for income taxes	44,900	40,892	118,754	112,344
Provision for income taxes	(16,128)	(13,866)	(41,300)	(37,504)
Net income	$28,772	$27,026	$77,454	$74,840

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(as a % of total net sales; numbers have been rounded)	2014	2013	2014	2013
Consolidated statements of income:
Net sales:
North America	78.5%	78.6%	75.2%	79.2%
Rest of World	21.5	21.4	24.8	20.8
Net sales	100.0	100.0	100.0	100.0
Operating Earnings:
North America	11.6	16.6	11.1	16.5
Rest of World	1.8	3.4	3.2	3.3
Total Operating Earnings	13.4	20.0	14.3	19.8
Interest expense, net	(2.4)	(2.1)	(2.0)	(3.2)
Other income (expense), net	0.4	(0.2)	0.2	0.2
Income before provision for income taxes	11.4	17.7	12.5	16.8
Provision for income taxes	(4.1)	(6.0)	(4.4)	(5.6)
Net income	7.3%	11.7%	8.1%	11.2%

Three months ended June 30, 2014 compared with the three months ended June 30, 2013

Net Sales

Consolidated net sales of $395.6 million for the three months ended June 30, 2014 increased approximately $165.4 million, or 71.8%, compared to the three months ended June 30, 2013. Ad hoc and Contract sales as a percentage of net sales represented 25% and 75%, respectively, for the three months ended June 30, 2014, as compared to 40% and 60%, respectively, for the three months ended June 30, 2013.  The three months ended June 30, 2014 includes $152.1 million of net sales related to the acquisition of Haas, and exclusive of these net sales the increase in net sales would have been $13.3 million, or 5.8%.

Net sales of $310.7 million in our North America segment for the three months ended June 30, 2014 increased approximately $129.7 million, or 71.7%, compared to the three months ended June 30, 2013. The three months ended June 30, 2014 reflects $113.5 million of net sales related to the acquisition of Haas, and exclusive of these net sales North America net sales would have increased by $16.2 million, or 9.0%. Excluding the acquisition of Haas, ad hoc increased by $2.7 million, while Contract net sales increased by $14.0 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in ad hoc net sales was primarily due to general growth across numerous customers. The increase in Contract net sales was driven by a transition of a contract from Rest of World to North America,  growth of existing contracts, and scope expansion on existing contracts.

Net sales of $85.0 million in our Rest of World segment for the three months ended June 30, 2014 increased approximately $35.7 million, or 72.4%, compared to the three months ended June 30, 2013. The three months ended June 30, 2014 reflects $38.6 million of net sales related to the acquisition of Haas, and exclusive of these net sales, Rest of World net sales would have decreased by $2.9 million, or 6.0%. Excluding the acquisition of Haas, ad hoc net sales increased by $1.3 million, while Contract net sales decreased by $3.0 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The ad hoc net sales growth was attributable to increases in European production and growth across the customer base partially offset by a transition of a contract to North America. The decrease in Contract net sales was driven by the transition of a contract to North America partially offset by further growth of the Boeing 787 production and higher build rates with European commercial customers.

Operating Earnings

Consolidated operating earnings of $52.7 million for the three months ended June 30, 2014 increased approximately $6.5 million, or 14.2%, compared to the three months ended June 30, 2013. Operating earnings as a percentage of net sales was 13.4% for the three months ended June 30, 2014, compared to 20.0% for the three months ended June 30, 2013.

Operating earnings of $45.7 million in our North America segment for the three months ended June 30, 2014 increased approximately $7.5 million, or 19.6%, compared to the three months ended June 30, 2013. Operating earnings as a percentage of net sales in our North America segment was 14.7% for the three months ended June 30, 2014, compared to 21.1% for the three months ended June 30, 2013, a decrease of 6.4%. The primary drivers of the decrease in operating earnings as a percentage of net sales were 3.1% related to margin impact attributable to the Haas acquisition and 0.9% related to additional selling, general and administrative expenses attributable to the Haas acquisition.  Other drivers of this decrease were 2.2% related to changes in our sales mix (exclusive of the impact of the Haas acquisition), including an increase year-over-year in lower-margin Contract sales and a decline in our ad hoc margins due to a competitive market. In addition,  0.4% related to $1.4 million of integration costs associated with the Haas acquisition.

Operating earnings of $7.0 million in our Rest of World segment for the three months ended June 30, 2014 decreased approximately $0.9 million, or 11.9%, compared to the three months ended June 30, 2013. Operating earnings as a percentage of net sales in our Rest of World segment was 8.2% for the three months ended June 30, 2014, compared to 16.1% for the three months ended June 30, 2013, a decrease of 7.9%.  The decrease in operating earnings as a percentage of net sales was mainly driven by margin impact related to the Haas acquisition, which reduced our operating earnings as a percentage of net sales by 4.6%, partially offset by an increase of 1.1% related to changes in our sales mix (exclusive of the impact of the Haas acquisition), including a decrease year-over-year in lower-margin Contract sales. The selling, general, and administrative expenses incurred as a result of the Haas acquisition decreased operating earnings as a percentage of net sales by 1.4%. In addition, an increase our selling, general and administrative expenses and the impact of lower revenues (both exclusive of the impact of the Haas acquisition) decreased operating earnings as a percentage of net sales by 3.1%.

Other Expenses

Interest Expense, Net

Interest expense, net of $9.4 million for the three months ended June 30, 2014 increased approximately $4.7 million, or 99.9%, compared to the three months ended June 30, 2013. This increase was primarily the result of $5.0 million of additional interest expense during the three months ended June 30, 2014 associated with the term loan B facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”) and the revolving facility, that were used to fund the Haas acquisition that occurred on February 28, 2014.  The increase in interest associated with these new borrowings was partially offset by a $10.0 million reduction in the term loan A facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”)  balance for the three months ended June 30, 2014 as compared to June 30, 2013.

Other Income (Expense), Net

Other income, net of $1.6 million for the three months ended June 30, 2014 increased by approximately $2.1 million compared to the three months ended June 30, 2013. This change was primarily due to realized and unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes of $16.1 million for the three months ended June 30, 2014 increased by $2.3 million, or 16.3%, compared to the three months ended June 30, 2013. Our effective tax rate was 35.9% and 33.9% during the three months ended June 30, 2014 and 2013, respectively. The increase in our effective tax rate resulted primarily from an increase in U.S. pre-tax income which is subject to a higher tax rate than foreign pre-tax income which was relatively flat year-over-year.  Please see Note 11 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our provision for income taxes during the three months ended June 30, 2014.

Net Income

We reported a net income of $28.8 million for the three months ended June 30, 2014, compared to net income of $27.0 million for the three months ended June 30, 2013. Due to the factors described above, net income as a percentage of net sales decreased 4.4% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Nine months ended June 30, 2014 compared with the nine months ended June 30, 2013

Net Sales

Consolidated net sales of $947.7 million for the nine months ended June 30, 2014 increased approximately $280.4 million, or 42.0%, compared to the nine months ended June 30, 2013. Ad hoc and Contract sales as a percentage of net sales represented 30% and 70%, respectively, for the nine months ended June 30, 2014, as compared to 40% and 60%, respectively, for the nine months ended June 30, 2013.  The nine months ended June 30, 2014 reflects $205.2 million of sales related to the acquisition of Haas, and exclusive of these net sales the increase in net sales would have been $75.2 million, or 11.3%.

Net sales of $713.0 million in our North America segment for the nine months ended June 30, 2014 increased approximately $184.2 million, or 34.8%, compared to the nine months ended June 30, 2013. The nine months ended June 30, 2014 reflects $153.3 million of net sales related to the acquisition of Haas, and exclusive of these net sales North America net sales would have increased by $30.9 million, or 5.8%. Excluding the acquisition of Haas, ad hoc and Contract net sales increased by $6.5 million and $23.3 million, respectively, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The increase in ad hoc net sales was primarily due to general growth across numerous customers. The increase in Contract net sales was primarily driven by a transition of a contract from Rest of World to North America, a settlement related to the termination of a contract, increases in commercial build rates for existing contracts and scope expansion on existing contracts.

Net sales of $234.7 million in our Rest of World segment for the nine months ended June 30, 2014 increased approximately $96.2 million, or 69.5%, compared to the nine months ended June 30, 2013. The nine months ended June 30, 2014 reflects $51.9 million of net sales related to the acquisition of Haas, and exclusive of these net sales Rest of World net sales would have increased by $44.3 million, or 32.0%. Excluding the acquisition of Haas, ad hoc and Contract net sales increased by $5.0 million and $40.3 million, respectively, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The ad hoc net sales growth was attributable to increases in European production and growth across the customer base due to build rate increases and expansion of the MRO market. The drivers of the increase in Contract sales were a one-time inventory sale in conjunction with the modification and extension of a contract with an existing customer as well as further growth of the Boeing 787 production and higher build rates with European commercial customers. These increases were partially offset by a transition of a contract to North America.

Operating Earnings

Consolidated operating earnings of $135.8 million for the nine months ended June 30, 2014 increased approximately $3.9 million, or 3.0%, compared to the nine months ended June 30, 2013. Operating earnings as a percentage of net sales was 14.3% for the nine months ended June 30, 2014, compared to 19.8% for the nine months ended June 30, 2013.

Operating earnings of $105.1 million in our North America segment for the nine months ended June 30, 2014 decreased approximately $4.8 million, or 4.4%, compared to the nine months ended June 30, 2013. Operating earnings as a percentage of net sales in our North America segment were 14.7% for the nine months ended June 30, 2014, compared to 20.8% for the nine months ended June 30, 2013, a decrease of 6.1%. The decrease in operating earnings as a percentage of net sales was partially driven by $8.9 million of costs associated with the Haas acquisition, which attributed to a decrease of 1.2%.  The other primary drivers of this decrease were 2.1% related to margin impact attributable to the Haas acquisition, 1.9% related to the sales mix (exclusive of the impact of the Haas acquisition) and a decline in our ad hoc margins due to a competitive market, as well as 0.8% related to a higher selling, general and administrative expenses of which 0.3% was attributable to the Haas acquisition.

Operating earnings of $30.7 million in our Rest of World segment for the nine months ended June 30, 2014 increased approximately $8.7 million, or 39.3%, compared to the nine months ended June 30, 2013. Operating earnings as a percentage of net sales in our Rest of World segment was 13.1% for the nine months ended June 30, 2014, compared to 15.9% for the nine months ended June 30, 2013, a decrease of 2.8%. The decrease in operating earnings as a percentage of net sales was primarily driven by the Haas acquisition, with 1.4% related to margins and 1.4% related to additional selling, general and administrative expenses as a result of the acquisition. In addition, the strong growth in lower-margin Contracts sales decreased operating earnings as a percentage of net sales by 1.3% (exclusive of the impact of the Haas acquisition).  These decreases were partially offset by a decline in our selling, general and administrative expenses (exclusive of the impact of the Haas acquisition) as a percentage of sales due to operating leverage as our revenues have increased.

Other Expenses

Interest Expense, Net

Interest expense, net of $19.4 million for the nine months ended June 30, 2014 decreased approximately $1.3 million, or 6.5%, compared to the nine months ended June 30, 2013. This decrease was primarily the result of a $5.0 million write-off of deferred financing charges related to the refinancing of the old senior secured credit facilities (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Old Senior Secured Credit Facilities”) during the nine months ended June 30, 2013, as well as a reduction in the average term loan A facility balance of $26.9 million for the nine months ended June 30, 2014 as compared to June

30, 2013.  This was partially offset by $6.9 million of interest during the nine months ended June 30, 2014 associated with the term loan B facility and the revolving facility that were used to fund the Haas acquisition that occurred on February 28, 2014.

Other Income (Expense), Net

Other income, net of $2.3 million for the nine months ended June 30, 2014 increased by $1.2 million compared to the nine months ended June 30, 2013. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes of $41.3 million for the nine months ended June 30, 2014 increased by $3.8 million, or 10.1%, compared to the nine months ended June 30, 2013. Our effective tax rate was 34.8% and 33.4% during the nine months ended June 30, 2014 and 2013, respectively. The increase in our effective tax rate resulted primarily from an increase in certain expenses related to the Haas acquisition which are not tax deductible and an increase in U.S. pre-tax income which is subject to a higher tax rate than foreign pre-tax income.  Please see Note 11 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our provision for income taxes during the nine months ended June 30, 2014.

Net Income

We reported net income of $77.5 million for the nine months ended June 30, 2014, compared to net income of $74.8 million for the nine months ended June 30, 2013. Due to the factors described above, net income as a percent of net sales decreased 3.1%  for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $80.4 million and $60.9 million as of June 30, 2014 and 2013, respectively, of which approximately $34.5 million, or 42.9%, and $11.9 million, or 19.5%, was held by our foreign subsidiaries as of June 30, 2014 and 2013, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of June 30, 2014 or 2013. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.  Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

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

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of June 30, 2014, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

On December 7, 2012, Wesco Aircraft and Wesco Aircraft Hardware Corp. entered into a credit agreement with Barclays Bank PLC, or Barclays, as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and

Barclays, as joint lead arrangers, and the other lenders party thereto, to provide for (i) a $625.0 million term loan A facility, which we refer to as the term loan A facility, and (ii) a $200.0 million revolving credit facility, which we refer to as the revolving facility, which credit agreement was amended on February 28, 2014 by the First Amendment to Credit Agreement, or the Credit Agreement Amendment, to, among other things, provide an additional senior secured term loan B facility in the aggregate principal amount of $525.0 million, which we refer to as the term loan B facility, to finance, in part, the acquisition of Haas.  We refer to the term loan B facility, together with the term loan A facility and the revolving facility, as the senior secured credit facilities.  The Credit Agreement Amendment also (i) allowed for us to acquire Haas and for Wesco Aircraft Hardware Corp. to incur additional first lien indebtedness and corresponding liens to permit the incurrence of the term loan B facility and (ii) reset certain ratios with respect to the Consolidated Total Leverage Ratio covenant applicable to the term loan A facility and the revolving facility, as further described below.

As of June 30, 2014, our outstanding indebtedness under the senior secured credit facilities was approximately $1,127.8 million, which consisted of (a) $568.0 million of indebtedness under the term loan A facility, (ii) $519.8 million of indebtedness under the term loan B facility and (iii) $40.0 million of indebtedness under the revolving facility.  As of June 30, 2014, approximately $160.0 million was available for borrowing under the revolving facility without breaching any covenants contained in the agreements governing our indebtedness.

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

The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require that our Consolidated Total Leverage Ratio not be in excess of 5.25 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) not be less than 2.25. As of June 30, 2014, our Consolidated Total Leverage Ratio was 4.25 and our Consolidated Net Interest Coverage Ratio was 7.24.  Per the terms of the senior secured credit facilities, the preceding figures take into account the acquisition of Haas, which was acquired on February 28, 2014.

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

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($11.9 million based on the June 30, 2014 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.15%. The net outstanding borrowing under this line of credit was £0 as of June 30, 2014.  As of June 30, 2014, the full £7.0 million was available for borrowing under the UK Line of Credit without breaching any covenants contained in the agreements governing our indebtedness.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Nine months Ended June 30,
(In thousands)	2014	2013
Consolidated statements of cash flows data:
Net cash provided by operating activities	$2,448	$56,901
Net cash used in investing activities	(568,345)	(1,844)
Net cash provided by (used in) financing activities	567,984	(54,339)

Operating Activities

Our operating activities generated $2.4 million of cash in the nine months ended June 30, 2014, a decrease of $54.5 million as compared to the nine months ended June 30, 2013. This decrease was primarily the result of a $22.3 million use of cash related to accounts payable due to the timing of payments and inventory receipts, as well as a use of cash related to accrued expenses of $10.1 million for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013.  Another driver of the decrease in cash from operating activities was a $16.1 million increase in the change in accounts receivables driven by an increase in sales of $165.4 million, or 71.8%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

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

Investing Activities

Our investing activities used approximately $568.4 million and $1.8 million of cash in the nine months ended June 30, 2014 and 2013, respectively. The use of cash for investing activities during the nine months ended June 30, 2014 was primarily comprised of $560.2 million used for the Haas acquisition.  The remaining amounts were used for investments in various capital expenditures and to purchase property and equipment. Our purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities generated $568.0 million of cash in the nine months ended June 30, 2014. This was primarily due to $565.0 million of borrowings to fund the Haas acquisition.  Other drivers were $10.1  million in excess tax benefit related to stock options exercised and $9.2 million of proceeds received in connection with the exercise of stock options.  These were partially offset by $10.2 million of financing fees paid in connection with the borrowings to fund the Haas acquisition, $5.3 million used to repay principal against the credit facilities and $0.9 million used to make principal payments under our capital lease obligations.

Our financing activities used $54.3 million of cash in the nine months ended June 30, 2013. This amount consisted of the repayment of $673.0 million of the old senior secured credit facilities, $7.3 million in financing fees and $8.5 million used for the settlement of shares of common stock underlying certain restricted stock with awards in cash, offset by $625.0 million of proceeds from issuance of the senior secured credit facilities and $7.2  million of proceeds received in connection with the exercise of stock options.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning Wesco and other matters.  These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, such management.  Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “would,” “should,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions.  These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control.  Therefore, you should not place undue reliance on such statements.

Factors that could cause actual results to differ materially from those in the forward-looking statements include: general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively manage our inventory; our ability to successfully integrate Wesco and Haas in a timely fashion; failure to realize anticipated benefits of the combined operations; risks relating to unanticipated costs of integration; risks associated with our rapid expansion; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain effective information technology systems; our ability to retain key personnel; risks associated with our international operations; fluctuations in our financial results from period-to-period; risks associated with assumptions we make in connection with our critical accounting estimates and legal proceedings; our ability to effectively compete in our industry; environmental risks; risks related to the handling, transportation and storage of chemical products; our dependence on third-party package delivery companies; risks related to the aerospace industry and the regulation thereof; risks related to our indebtedness; and other risks and uncertainties.

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

Foreign Currency Exposure

Currency Translation

During the nine months ended June 30, 2014 and 2013, approximately 27.0% and 23.0%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 44.0% and 42.0%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar, the Euro and the Mexican peso.

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

A hypothetical 5% increase in the value of the British pound, the Euro, the Canadian dollar and the Mexican peso relative to the U.S. dollar would have resulted in an increase in our net income of approximately $1.2 million, less than $0.1 million, $0.2 million and $0, respectively, during fiscal 2013, and $1.2 million, less than $0.1 million, less than $0.1 million and less than $0.1 million, respectively, during the nine months ended June 30, 2014. A corresponding decrease would have resulted in a decrease in our net income of approximately $1.2 million, less than $0.1 million, $0.2 million and $0, respectively, during fiscal 2013, and $1.2 million, less than $0.1 million, less than $0.1 million and less than $0.1 million, respectively, during the nine months ended June 30, 2014.

Currency Transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2013, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $161.3 million and €12.5 million, respectively, and had purchases in U.S. dollars and Euros of approximately $97.5 million and €24.7 million, respectively. During the nine months ended June 30, 2014, our subsidiaries in the United Kingdom had sales in U.S. dollars and Euros of approximately $178.6 million and €7.2 million, respectively, and had purchases in U.S. dollars and Euros of approximately $107.2 million and €24.8 million, respectively. During the year ended September 30, 2013, our subsidiary in Canada had sales in Canadian dollars of approximately $7.0 million and had purchases in Canadian dollars of approximately $0.5 million. During the nine months ended June 30, 2014, our subsidiary in Canada had sales in Canadian dollars of approximately $3.6 million and had purchases in Canadian dollars of approximately $0.3 million.  During the nine months ended June 30, 2014, our subsidiaries in Mexico and Israel, acquired in connection with the Haas acquisition, had purchases in U.S. dollars of approximately $4.5 million and purchases in Israeli shekels of approximately 12.2 million.  To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2013 to June 30, 2014, the U.S dollar weakened slightly against the pound by $0.09 (from $1.56 to $1.65).  A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds, whereas a weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds.  However, as a result of the slight movement of the U.S. dollar against the pound during fiscal 2012, fiscal 2013 and the nine months ended June 30, 2014, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $1.2 million and $1.2 million during the nine months ended June 30, 2014 and fiscal 2013, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $1.2 million and $1.2 million during the nine months ended June 30, 2014 and fiscal 2013, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of June 30, 2014, we had no outstanding currency forward and option contracts. We do not enter into currency forward and option contracts for trading or speculative purposes.

Interest Rate Risk

Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital

Resources—Credit Facilities—Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of June 30, 2014, annual cash interest expense, including fees under our revolving facility, would have been approximately $41.8 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $8.2 million per year, without taking into account the effect of any hedging instruments.

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs are approximately $9.9 million, and, as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. We do not use derivatives to manage our exposure to fuel prices.

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

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Haas, which we acquired on February 28, 2014, from its evaluation of the effectiveness of the Company’s disclosure controls and procedures.  As of June 30, 2014 and for the period from March 1, 2014 through June 30, 2014, total assets and total revenues subject to Haas’ internal control over financial reporting represented approximately 29.0% and 21.7% of the Company’s consolidated total assets and total revenues, respectively.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as supplemented by Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2013 and March 31, 2014.

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

Date: August 6, 2014	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Randy J. Snyder
Name: Randy J. Snyder
Title: President, Chairman of the Board and
Chief Executive Officer

Date: August 6, 2014	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)