Form 10-K
period 2014-09-30
Wesco Aircraft Holdings, Inc
filed 2014-12-01
CIK 1378718

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-35253

WESCO AIRCRAFT HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-5441563 (I.R.S. Employer Identification Number)

24911 Avenue Stanford
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of March 31, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $1,459,542,153.

         The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of November 28, 2014, was 97,355,250.

Documents Incorporated by Reference

         Part III of this annual report on Form 10-K incorporates by reference certain information from the registrants' definitive proxy statement for the 2015 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 2014. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this annual report on Form 10-K.

CERTAIN DEFINITIONS

        Unless otherwise noted in this Annual Report, the term "Wesco Aircraft" means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms "Wesco," "the Company," "we," "us," "our" and "our Company" mean Wesco Aircraft and its subsidiaries, including Wesco Aircraft Hardware Corp., our primary historical domestic operating company, or Wesco Aircraft Hardware, Wesco Aircraft Europe, Ltd., our primary historical foreign operating company, or Wesco Aircraft Europe, and Haas Group Inc., the holding company for the business we acquired in connection with the Haas acquisition on February 28, 2014, or Haas. References to "fiscal year" mean the year ending or ended September 30. For example, "fiscal year 2014" or "fiscal 2014" means the period from October 1, 2013 to September 30, 2014.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning Wesco and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, such management. Forward-looking statements may be accompanied by words such as "aim," "anticipate," "believe," "plan," "could," "would," "should," "estimate," "expect," "forecast," "future," "guidance," "intend," "may," "will," "possible," "potential," "predict," "project" or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:

  •
  general economic and industry conditions;

  •
  conditions in the credit markets;

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

  •
  our ability to effectively compete in our industry;

  •
  our ability to effectively manage our inventory;

  •
  risks associated with our rapid expansion;

  •
  our suppliers' ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost;

  •
  our ability to maintain effective information technology systems;

  •
  our ability to retain key personnel;

  •
  risks associated with our international operations;

  •
  our dependence on third-party package delivery companies;

  •
  fluctuations in our financial results from period-to-period;

  •
  environmental risks;

  •
  risks related to the handling, transportation and storage of chemical products;

  •
  risks related to the aerospace industry and the regulation thereof;

  •
  our ability to successfully integrate Wesco and Haas in a timely fashion;

  •
  failure to realize anticipated benefits of the combined operations;

  •
  risks relating to unanticipated costs of integration;

  •
  risks associated with assumptions we make in connection with our critical accounting estimates and legal proceedings;

  •
  risks related to our indebtedness; and

  •
  other risks and uncertainties.

        The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part I, Item 1A. "Risk Factors" and the other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements included in this Annual Report on Form 10-K (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.    BUSINESS

Company Overview

        We are one of the world's largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, JIT, delivery and point-of-use inventory management. We supply over 575,000 active stock-keeping units, or SKUs, including hardware, chemicals, electronic components, bearings, tools and machined parts. In fiscal 2014, sales of hardware represented 62% of our net sales. We serve our customers under both (i) long-term contractual arrangements, or Contracts, which include JIT contracts, that govern the provision of comprehensive outsourced supply chain management services and long-term agreements, or LTAs, that typically set prices for specific products, and (ii) ad hoc sales. On February 28, 2014, 100% of the outstanding stock of Haas was acquired by the Company. In accordance with the Accounting Standards Codification, or ASC, 805, Business Combinations, the acquired assets and liabilities assumed have been recorded at fair value for the interests acquired.

        Founded in 1953 by the father of our current Chief Executive Officer, or CEO, Wesco has grown to serve over 8,300 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs, and their subcontractors, through which we support nearly all major Western aircraft programs. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors. We have more than 2,700 employees and operate across 83 locations in 19 countries. The following charts illustrate the composition of our 2014 net sales based on our sales data.

        For additional information about the development of our business, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview", and for additional information about our segment reporting, see Note 18 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our Products and Services

  Our Products

        We offer more than 575,000 active SKUs, which fall into the following product categories:

	Hardware	Chemicals	Electronic Components	Bearings	Machined Parts and Other
Fiscal 2014 net product sales (in millions)	$838	$356	$110	$32	$20
% of Fiscal 2014 net product sales	62%	26%	8%	2%	2%
Types of products offered

•

Blind fasteners

•

Panel fasteners

•

Bolts and screws

•

Clamps

•

Hi lok pins and collars

•

Hose assemblies

•

Hydraulic fittings

•

Inserts

•

Lockbolts and collars

•

Nuts

•

Rivets

•

Springs

•

Valves

•

Washers

		• Adhesives • Sealants and tapes • Lubricants • Oil and grease • Paints and coatings • Industrial gases • Coolants and metalworking fluids • Cleaners and cleaning solvents	• Connectors • Relays • Switches • Circuit breakers • Lighted products	• Airframe control bearings • Rod ends • Spherical bearings • Ball bearing rod ends • Roller bearings • Bushings	• Brackets • Milled parts • Shims • Stampings • Turned parts • Welded assemblies • Installation tooling

Products and Services

        We conduct our operations through two reportable segments: North America and Rest of World

        The following is a summary of revenues for each of our segments:

	Year Ended September 30,
	2014		2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
North America	1,030,511	76%	713,725	79%	628,842	81%
Rest of World	325,366	24%	187,883	21%	147,364	19%
TOTAL	1,355,877	100%	901,608	100%	776,206	100%

  Hardware

        Sales of C class aerospace hardware represented approximately 62%, 83% and 82% of our fiscal 2014, 2013 and 2012 product sales, respectively. Fasteners, our largest category of hardware products, include a wide range of highly engineered aerospace parts that are designed to hold together two or more components, such as rivets (both blind and solid), bolts (including blind bolts), screws, nuts and washers. Many of these fasteners are designed for use in specific aircraft platforms and others can be used across multiple platforms. Materials used in the manufacture of these fasteners range from standard alloys, such as aluminum, steel or stainless steel, to more advanced materials, such as titanium, Inconel and Waspalloy.

  Chemicals

        On February 28, 2014, we acquired Haas, a provider of chemical supply chain management services to the commercial aerospace, airline, military, automotive, energy, pharmaceutical and electronics sectors. As a result of our acquisition of Haas, our chemical product offerings include adhesives; sealants and tapes; lubricants; oil and grease; paints and coatings; industrial gases; coolants and metalworking fluids; and cleaners and cleaning solvents.

  Electronic Components

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

        We stock a full range of tools needed for the installation of many of our products, including air and hydraulic tools as well as drill motors, and we also offer factory authorized maintenance and repair services for these tools. In addition to selling these tools, we also rent or lease these tools to our customers.

  Our Services

        In addition to our traditional distribution services, we have developed innovative value-added services, such as quality assurance, kitting and JIT supply chain management for our customers.

  Quality Assurance

        Our quality assurance, or QA, function is a key component of our service offering, with approximately 5% of our employees dedicated to this area. We believe we offer an industry-leading QA function as a result of our rigorous processes, sophisticated testing equipment and dedicated QA staff. Our superior QA performance is demonstrated by a comparison of our customers' aggregate rejection rate of the products we deliver, which was approximately 0.2% during fiscal 2014 (exclusive of the Haas business, which we acquired on February 28, 2014), to our rejection rate of the products we receive from our suppliers, which was approximately 2.0% during fiscal 2014 (exclusive of the Haas business).

        Our QA department inspects the inventory we purchase to ensure the accuracy and completeness of documentation. For many of our customers, these inspections are conducted at our in-house laboratory, where we operate sophisticated testing equipment. We also maintain an electronic copy of the relevant certifications for the inventory, which can include a manufacturer certificate of conformance, test reports, process certifications, material distributor certifications and raw material mill certifications. Our industry-leading QA capabilities also allow our JIT customers to reduce the number of personnel dedicated to the QA function and reduce the delays caused by the rejection of improperly inspected products.

  Kitting

        Kitting involves the packaging of an entire bill of materials or a complete "ship-set" of products, which reduces the amount of time workers spend retrieving products from storage locations. Kits can be customized in varying configurations and sizes and can contain up to several hundred different products. All of our kits and components contain fully certified and traceable products and are assembled by our full-service kitting department at our central stocking locations, or CSLs, or at our customer sites.

  JIT Supply Chain Management

        JIT supply chain management involves the delivery of products on an as-needed basis to the point-of-use at a customer's manufacturing line. JIT programs are designed to prevent excess inventory build-up and shortages and improve manufacturing efficiency. Each JIT contract requires us to maintain an efficient inventory tracking, analysis and replenishment program and is designed to provide high levels of stock availability and on-time delivery. We believe customers that utilize our comprehensive JIT supply chain management services are frequently able to realize significant benefits including:

  •
  reduced inventory levels and lower inventory excess and obsolescence expense, in part because such customers only purchase what they need, and make more efficient use of their floor space;

  •
  increased accuracy in forecasting and planning, resulting in substantially improved on-time delivery, reduced expediting costs and fewer disruptions of production schedules;

  •
  improved quality assurance resulting in a substantial reduction in customer product rejection rates; and

  •
  reduced administrative and overhead costs relating to procurement, QA, supplier management and stocking functions.

        Before signing a JIT contract, our customers typically experience outages of many SKUs and, in some cases, have up to a year's worth of inventory on hand. As part of our JIT programs, we generally assume the customer's existing inventory at the onset of the contract, immediately reducing their inventory on-hand and the associated management costs. Customer inventory is generally assumed on a consignment basis and is entered in our database in a distinct customer-specific "virtual warehouse." Software protocol in our IT systems requires the system to first "look" to a customer's consigned inventory when parts replenishment is required. In certain cases, we can sell this consigned inventory to our base of over 8,300 other active customers around the world, gradually drawing down the customer's inventory. As the consigned inventory for each SKU is exhausted, our stock of Wesco-sourced product reserve is then used for replenishment.

        Another key strength of our JIT programs is our ability to utilize highly scalable and customizable point-of-use systems to develop an efficient supply chain management system and automated replenishment solution for any number of SKUs. In order to minimize inventory on hand, certain indicators are used to trigger the replenishment of product from a supplying location to the location of consumption. Our "Twin-Bin" system is an example of such an indicator. A JIT program designed around a Twin-Bin system utilizes a specially-manufactured unit composed of two bins stacked on top of one another. In this system, a clear plastic bag, typically containing a 30-day supply of parts, is loaded in each bin. Production workers use all of the parts within the bottom bin before drawing a pullout slide between the two bins that drops the full plastic bag of parts from the top bin into the bottom bin. An empty top bin indicates the need to initiate replenishment of the parts and provides a clear visual management process on the manufacturing floor. All replenishment activity is done via hand-held scanners that transmit orders to our stocking locations.

        In certain circumstances, we also provide our JIT customers with additional value-added services, including the implementation of process control and usage reduction programs; support for environmental, health and safety compliance, or EHS, and reporting; and assistance with the development of waste management strategies.

  MRO Sales

        We sell products to airline-affiliated and independent maintenance, repair and overhaul, or MRO, providers on both a Contract and ad hoc basis. We have recently expanded our efforts to increase our presence in both the commercial and military aerospace MRO markets, particularly as a result of our acquisition of Interfast in 2012, our acquisition of Haas in 2014 and through the introduction of our Wesco e-commerce sales platform, which we believe provides us with a cost-effective way to further penetrate the MRO market. In addition, we have targeted domestic and international airlines and aircraft maintenance centers that we believe are assuming an expanded role within the MRO market.

        Going forward, we expect commercial MRO providers to benefit from the same trends as those impacting the commercial OEM market, including increased revenue passenger miles, which in turn should drive growth in the commercial fleet and greater utilization of existing aircraft. The commercial MRO market may also benefit from directives or notifications announced by international industry regulators and trade associations. Such directives or notifications can serve to bolster required maintenance, and thus the demand for new and existing aerospace products. We expect demand in the military MRO market to be driven by requirements to maintain aging military fleets, changes in the overall fleet size and the level of U.S. military activity overseas. We believe that our presence in this market helps us mitigate the volatility of new military aircraft sales with sales to the aftermarket.

Customer Contracts

        We sell products to our customers under two types of arrangements: (i) Contracts, which include JIT supply chain management contracts and LTAs, and (ii) ad hoc sales.

  Contracts

        JIT Contracts.    JIT contracts are typically three to five years in length and are structured to supply the product requirement for specific SKUs, production lines or facilities. Given our direct involvement with JIT customers, volume requirements and purchasing frequency under these contracts is highly predictable. Under JIT contracts, customers commit to purchase specified products from us at a fixed price or a pass-through price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those products. JIT contracts typically contain termination for convenience provisions, which generally allow our customers to terminate their contracts on short notice without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. JIT customers often purchase products from us that are not covered under their contracts on an ad hoc basis. For additional information about our JIT supply chain management services, see "—Our Products and Services—Our Services—JIT Supply Chain Management."

        LTAs.    Like JIT contracts, LTAs also typically run for three to five years. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined products, purchased on an as-needed basis. LTAs generally obligate the customer to buy contracted SKUs from us and may obligate us to maintain stock availability for those products. Once an LTA is in place, the customer is then able to place individual purchase orders with us for any of the contractually specified products. LTAs typically contain termination for convenience provisions, which generally allow for our customers to terminate their contracts on short notice without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. LTA customers also frequently purchase products from us on an ad hoc basis that are not captured under the pricing arrangement.

  Ad Hoc Sales

        Ad hoc customers purchase products from us on an as-needed basis and are generally supplied out of our existing inventory. Typically, ad hoc orders are for smaller quantities of products than those ordered under Contracts, and are often urgent in nature. Given our breadth and volume of inventory, it is not uncommon for even our competitors to purchase products from us on an ad hoc basis when their own stocks prove to be inadequate. In an environment of increasing aircraft production, product shortages can become increasingly common for OEMs, subcontractors, MRO providers and distributors with less sophisticated forecasting abilities and procurement organizations.

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

        We believe that backlog is not a relevant measure of our business, given the long-term nature of our Contracts with our customers.

Customers

        We sell to over 8,300 active customers worldwide. During fiscal 2014, no single customer represented more than 8% of our net sales, and only 2 customers accounted for over 5% of our net sales, with each consisting of multiple independent programs. Our top 10 customers collectively accounted for 45% of our net sales during fiscal 2014.

        Approximately 80% of our fiscal 2014 net sales were derived from major OEMs, such as Airbus, Boeing, Bombardier, Embraer, Cessna, Gulfstream, BAE Systems, Bell Helicopter, Lockheed Martin, Northrop Grumman and Raytheon, and certain of their subcontractors. Government sales comprised roughly 9% of our net sales during fiscal 2014 and were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf. Aftermarket sales to airline-affiliated or independent MRO providers made up roughly 6% of our fiscal 2014 net sales. The remaining 5% of our net sales are to other distributors on an ad hoc basis.

        During fiscal 2014, approximately 63% of our net sales were derived from customers supporting commercial programs and approximately 37% of our net sales were derived from customers supporting military programs. Our customers are principally located in the United States, with shipments to customers in the United States comprising approximately 57% of our net sales during fiscal 2014. We also service international customers in markets that include Australia, Canada, China, France, Germany, India, Ireland, Israel, Italy, Malaysia, Mexico, Philippines, Poland, Saudi Arabia, Singapore, South Korea, Turkey and the United Kingdom. For additional information about our net sales by geographic area, see Note 18 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Procurement

        We source our inventory from over 6,200 suppliers, including Precision Castparts, Alcoa Fastening Systems, PPG, Monogram Aerospace Fasteners, Amphenol Corporation and Eaton Corporation. During fiscal 2014, Alcoa Fastening Systems and Precision Castparts each supplied approximately 15% of the products we purchased. Suppliers typically prefer to deal with a relatively small number of large and sophisticated distributors in order to improve machine utilization; reduce finished goods inventory and related obsolescence costs; maintain pricing discipline; improve performance in meeting on-time-delivery targets to end customers; and consolidate customer accounts, which can reduce administrative and overhead costs relating to sales and marketing, customer service and other functions. As a result of the scale of our operations and our long-standing relationships with many of our suppliers, we are often able to take advantage of significant volume-based discounts when purchasing inventory. Given our industry position, financial strength and philosophy of cooperation with suppliers, we believe we are in an excellent position to become a distributor for new product lines as they become available.

        We consider our procurement expertise to be one of our principal competitive advantages. Our management is highly skilled in analyzing supply, demand, cost and pricing factors to make optimal inventory investment decisions, which decisions are facilitated by our highly customized IT systems, and we maintain close relationships with the leading suppliers in the industry. Our strong understanding of the global aerospace industry is derived from our long-term relationships with major OEMs, subcontractors and suppliers. In addition, our direct insight into our customers' production rates often allows us to detect industry trends. Furthermore, our ability to forecast demand and place purchase orders with our suppliers well in advance of our customer requirements provides us with a distinct advantage in an industry where inventory availability is critical for customers that need specific products within a stipulated timeframe to meet their own production and delivery commitments. For additional information about the impact of inventory on our cash flows, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Other Factors Affecting Our Financial Results—Fluctuations in Cash Flow".

Information Technology Systems

        We have invested to build integrated, highly customized IT systems that enable our purchasing and sales organization to make more informed decisions, our inventory management system to operate in an efficient manner and certain of our customers to make online purchases directly from us. Our primary scalable IT infrastructure is based on IBM servers and the Oracle JD Edwards EnterpriseOne, or JDE, enterprise resource planning, or ERP, system. In connection with the Haas acquisition, we also began utilizing tcmIS, which is Haas' proprietary IT system. These customized IT systems provide us visibility into inventory quantities, stocking locations and purchases across our customer base by individual SKU, enabling us to accurately fill approximately 12,000 orders per day (exclusive of the Haas business), and provide an exceptional level of customer service. The acquired Haas business provided approximately an additional 1,400 orders shipped per day during the period from March 1, 2014 to September 30, 2014. These systems are fully capable of interfacing with external business systems, including Oracle, SAP, Microsoft and others, and we have developed additional functionality for JIT delivery and direct line feed of certain of the products we sell. This functionality includes recognition of signals and actions to fill customer bins from hand-held scanners, min/max data or proprietary signals from a customer's ERP system. JDE and tcmIS also support our EDI functionality, which allows our system to interface with customers and suppliers, regardless of technology, data format or connectivity. tcmIS also supports additional chemical-specific functionality, such as product labeling and EHS compliance.

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

Competition

        The industry in which we operate is highly competitive and fragmented. We believe the principal competitive factors in our industry include the ability to provide superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing and an effective QA program. Our competitors include both U.S. and foreign companies, including divisions of larger companies and certain of our suppliers, some of which have significantly greater financial resources than we do, and therefore may be able to adapt more quickly to changes in customer requirements than we can. In addition to facing competition for Contract customers from our primary competitors, Contract customers or potential Contract customers may also determine that it is more cost effective to establish or re-establish an in-house supply chain management system. Under these circumstances, we may be unable to sufficiently reduce our costs in order to provide competitive pricing while also maintaining acceptable operating margins.

Employees

        As of September 30, 2014, we employed 2,785 personnel worldwide, 556 of which were located at customer sites. We have 665 employees located outside of North America. We are not a party to any collective bargaining agreements with our employees.

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

        We are also subject to government rules and regulations that include the U.S. Foreign Corrupt Practices Act, or FCPA, the International Traffic in Arms Regulations, or ITAR, and the False Claims Act. See "Risk Factors—We are subject to unique business risks as a result of supplying equipment and services directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our supply agreements with the U.S. Government" and "—Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could adversely affect our reputation, business, financial condition and results of operations."

Environmental Matters

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the handling, transportation, storage, treatment, disposal and remediation of hazardous substances, including potentially with respect to historical chemical blending and other activities that pre-dated our purchase of Haas. Actual or alleged violations of EHS laws, or permit requirements could result in restrictions or prohibitions on operations and substantial civil or criminal sanctions, as well as, under some EHS laws, the assessment of strict liability and/or joint and several liability.

        Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our operations or at off-site locations, including potentially with respect to historical chemical blending and other activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future EHS laws.

        In addition, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. Changes in the Company's regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products and/to provide chemical management services to our customers. For instance, the European Union's Registration, Authorization and Restriction of Chemicals ("REACH" and analogous non-E.U. laws and regulations), or other similar laws and regulations, could result in compliance obligations, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on the Company's liquidity, financial position and results of operations.

Available Information

        We file annual, quarterly and current reports and other information with the SEC. You may read and copy any documents that we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) through the "Investor Relations" portion of our website (www.wescoair.com). We also make available on our website our (i) Corporate Governance Guidelines, (ii) Code of Conduct and Ethics, which applies to our directors, officers and employees, (iii) Whistleblower Policy, and (iv) the charters of the Audit, Compensation and Nominating Committees. Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A.    RISK FACTORS

        You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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

        Demand for the products and services we offer are directly tied to the delivery of new aircraft, aircraft utilization, and repair of existing aircraft, which, in turn, are impacted by global economic conditions. For example 2009, revenue passenger miles, or RPMs, on commercial aircraft declined due to the global recession. During the same period, the industry experienced declines in large commercial, regional and business jet deliveries. While demand for commercial and regional jets has fully recovered, business jet orders and deliveries have recovered more slowly. A slowdown in the current economic recovery, or a return to a recession, would negatively impact the aerospace industry, and could negatively impact our business, financial condition and results of operations.

Military spending, including spending on the products we sell, is dependent upon national defense budgets, and a reduction in military spending could have a material adverse effect on our business, financial condition and results of operations.

        During the year ended September 30, 2014, approximately 37% of our net sales were related to military aircraft. The military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense, or DoD, budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. Government's budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. A decline in U.S. military expenditures could result in a reduction in military aircraft production, which could have a material adverse effect on our business, financial condition and results of operations.

        In particular, military spending may be negatively impacted by the Budget Control Act of 2011, or the Budget Control Act, which was passed in August 2011. The Budget Control Act established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years, and also provided that the defense budget would face "sequestration" cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits were exceeded. The impact of sequestration was reduced with respect to the government's 2014 and 2015 fiscal years, in exchange for extending sequestration into fiscal years 2022 and 2023, following the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013. Sequestration is currently scheduled to resume in the government's 2016 fiscal year. We are unable to predict the impact the cuts associated with Sequestration will ultimately have on funding for the military programs which we support. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to unique business risks as a result of supplying equipment and services to the U.S. Government directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our supply arrangements with, the U.S. Government.

        Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to business risks specific to the defense industry. We contract directly with the U.S. Government and are also a subcontractor to customers contracting with the U.S. Government. Accordingly, the U.S. Government may unilaterally suspend or prohibit us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts or audit our contract- related costs and fees. In addition, most of our U.S. Government contracts and subcontracts can be terminated by the U.S. Government or the contracting party, as applicable, at its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

        In addition, we are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors to review performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business.

        We are also subject to the federal False Claims Act, which provides for substantial civil penalties and treble damages where a contractor presents a false or fraudulent claim to the government for payment. Actions under the False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share in any recovery).

We do not have guaranteed future sales of the products we sell and when we enter into Contracts with our customers we generally take the risk of cost overruns, and our business, financial condition, results of operations and operating margins may be negatively affected if we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new Contracts or our Contracts are terminated.

        A majority of our Contracts are long-term, fixed-price agreements with no guarantee of future sales volumes, and they may be terminated for convenience on short notice by our customers, often without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. In addition, we purchase inventory based on our forecasts of anticipated future customer demand. As a result, we may take the risk of having excess inventory in the event that our customers do not place orders consistent with our forecasts, particularly with respect to inventory that has a more limited shelf-life. We also run the risk of not being able to pass along or otherwise recover unexpected increases in our product costs, including as a result of commodity price increases, which may increase above our established prices at the time we entered into the Contract and established prices for products we provide. When we are awarded new Contracts, particularly JIT contracts, we may incur high costs, including salary and overtime costs to hire and train on-site personnel, in the start-up phase of our performance. In the event that we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new Contracts or our Contracts are terminated, our business, financial condition, results of operations and operating margins could be negatively affected.

If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected.

        Our top ten customers for the year ended September 30, 2014 accounted for approximately 45% of our net sales. During fiscal years 2014, 2013 and 2012 no individual customer accounted for more than 10% of our net sales. A reduction in purchasing by or loss of one of our larger customers for any reason, such as changes in manufacturing or procurement practices, loss of a customer as a result of the acquisition of such customer by a purchaser who does not fully utilize a distribution model or uses a competitor, in-sourcing by customers, a transfer of business to a competitor, an economic downturn, failure to adequately service our clients, decreased production or a strike, could have a material adverse effect on our business, financial condition and results of operations.

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

        As an example of the potential loss of business due to customer in-sourcing, it is our understanding that Boeing is undertaking an initiative to cause its first and second tier suppliers to source certain Boeing-specific materials, including fasteners, directly from Boeing, rather than through distributors such as us. If Boeing's initiative is broadly implemented, a portion of our sales to these Boeing suppliers, and consequently our business, financial condition and results of operations, could be adversely affected.

        While we believe that we have a diversified customer and aircraft program base, we expect to derive a significant portion of our net sales from certain aerospace programs in their early production stages. In particular, our future growth will be dependent, in part, upon our sales to various OEMs and subcontractors related to the Boeing 787 and the Lockheed Martin Joint Strike Fighter, or JSF. If production of any of the programs we support is terminated or delayed, or if our sales to customers affiliated with these programs are reduced or eliminated, our business, financial condition and results of operations could be adversely affected. For example, the Boeing 787 program was grounded by a Federal Aviation Administration order in 2013 as a result of battery related issues. If additional safety risks or other quality concerns were to result slowed or suspended production of the 787 program in the future, it could have an adverse effect on our future earnings and result in a potential write-off of inventory currently on hand.

        In addition, during fiscal year 2014, we modified and extended a contract with an existing customer that may result in up to a $50 million reduction in net sales to the customer during fiscal year 2015 compared to fiscal year 2014

We operate in a highly competitive market and our failure to compete effectively may negatively impact our results of operations.

        We operate in a highly competitive global industry and compete against a number of companies, including divisions of larger companies and certain of our suppliers, some of which may have significantly greater financial resources than we do, and therefore may be able to adapt more quickly to changes in customer requirements than we can. Our competitors consist of both U.S. and foreign companies and range in size from divisions of large public corporations to small privately held entities. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing and effective quality assurance programs.

In order to remain competitive, we may have to adjust the prices of some of the products and services we sell and continue investing in our procurement, supply-chain management and sales and marketing functions, the costs of which could negatively impact our results of operations.

        In addition, we face competition for our Contract customers from both competitors in our industry and the in-sourcing of supply-chain management by our customers themselves. If any of our Contract customers decides to in-source the services we provide or switch to one of our competitors, we would be adversely affected.

We may be unable to effectively manage our inventory as we grow, which could have a material adverse effect on our business, financial condition and results of operations.

        We have experienced rapid growth in recent periods and intend to continue to grow our business by increasing our product offerings and expanding our customer base. Due to the lead times required by many of our suppliers, we typically order products in advance of expected sales, and the volume of such orders may be significant as a result of our growth strategy. Lead times generally range from several weeks up to two years, depending on industry conditions, which make it difficult to successfully manage our inventory as we plan for expected growth. For example, we believe that the strategic inventory purchases we made during fiscal 2013 and 2014, combined with lower than expected demand, negatively impacted our cash flows. In the future, if we are unable to effectively manage our inventory as we attempt to grow our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

If suppliers are unable to supply us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

        Our inventory is primarily sourced directly from producers and manufacturing firms, and we depend on the availability of large supplies of the products we sell. Our largest supplier for the year ended September 30, 2014 was Precision Castparts. During fiscal 2014, approximately 15% of the products we purchased were from Precision Castparts and 15% were purchased from Alcoa Fastening Systems. In addition, our ten largest suppliers during fiscal 2014 accounted for approximately 43% of our purchases. These manufacturers and producers may experience capacity constraints that result in their being unable to supply us with products in a timely manner, in adequate quantities and/or at a reasonable cost. Contributing factors to manufacturer capacity constraints include, among other things, industry or customer demands in excess of machine capacity, labor shortages and changes in raw material flows. Any significant interruption in the supply of these products or termination of our relationship with any of our suppliers could result in us being unable to meet the demands of our customers, which would have a material adverse effect on our business, financial condition and results of operations.

Our business is highly dependent on complex information technology.

        The provision and application of IT is an increasingly critical aspect of our business. Among other things, our IT systems must frequently interact with those of our customers, suppliers and logistics providers. Our future success will depend on our continued ability to employ IT systems that meet our customers' demands. The failure or disruption of the hardware or software that supports our IT systems, including redundancy systems, could significantly harm our ability to service our customers and cause economic losses for which we could be held liable and which could damage our reputation.

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

        While the majority of our operations are based in the United States, we have significant international operations, with facilities in Australia, Canada, China, France, Germany, India, Ireland, Israel, Italy, Malaysia, Mexico, Philippines, Poland, Saudi Arabia, Singapore, South Korea, Turkey and the United Kingdom, and customers throughout North America, Latin America, Europe, Asia and the Middle East. For the years ended September 30, 2014 and 2013, 43% and 42% of our net sales were derived from customers located outside the United States, respectively.

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

        In addition, fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. At September 30, 2014, we reported a cumulative foreign currency translation adjustment of approximately $0.6 million in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of comprehensive income at average monthly exchange rates. Moreover, to the extent that our net sales are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our facilities in the United Kingdom, Germany, France and Italy are incurred in British Pounds or Euros, but in certain cases the related net sales are denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. Although we at times engage in hedging transactions to manage or reduce our foreign exchange risk, our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our business, financial condition and results of operations could be materially adversely affected. During fiscal 2012 and 2013, the strengthening of the U.S. dollar relative to the British pound resulted in a negative impact on net sales of approximately $2.1 million and $1.5 million, respectively. During fiscal 2014, the U.S. dollar weakened slightly against the pound, resulting a positive impact on net sales of approximately $15.5 million. Our international operations also cause our business to be subject to the U.S. Export Control regime and similar regulations in other countries, in particular in the United Kingdom. In the United States, items of a commercial nature are generally subject to regulatory control by the U.S. Department of Commerce's Bureau of Industry and Security and to Export Administration Regulations, and other international trade regulations may apply as well. Additionally, we are not permitted to export some of the products we sell. In the future, regulatory authorities may require us to obtain export licenses or other export authorizations to export the products we sell abroad, depending upon the nature of items being exported, as well as the country to which the export is to be made. We cannot assure you that any of our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license and export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our sales and significantly hinder our attempts to expand our business internationally.

Our international operations require us to comply with anti-corruption and trade control laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could adversely affect our reputation, business, financial condition and results of operations.

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

        In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and, in some cases, the UK Bribery Act 2010, or Bribery Act. These laws generally prohibit us from corruptly providing anything of value, directly or indirectly, to government officials for the purposes of improperly influencing official decisions or improperly obtaining or retaining business or otherwise obtaining favorable treatment. Some laws, such as the Bribery Act, also prohibit commercial bribery and the acceptance of bribes, and the FCPA further requires publicly traded companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the Company. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered government officials for purposes of the FCPA, the Bribery Act or other applicable anti-corruption laws. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws.

        As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the United States and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of

State, Directorate of Defense Trade Controls (DDTC), and trade sanctions, regulations and embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. These laws and regulations may require us to obtain individual validated licenses from the relevant agency to export, re-export, or transfer commodities, software, technology, or services to certain jurisdictions.

        Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts, seizure and forfeiture of unlawful attempted exports, and/or denial of export privileges, as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

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

        There are many factors, such as the cyclical nature of the aerospace industry, fluctuations in our ad hoc sales, delays in major aircraft programs, downward pressure on sales prices and changes in the volume of our customers' orders that could cause our financial results to fluctuate from period-to-period. For example, during the year ended September 30, 2014, approximately 28% of our net sales were derived from ad hoc sales. The prices we charge for ad hoc sales are typically higher than the prices under our Contract sales. However, ad hoc customers may not continue to purchase the same amount of products from us as they have in the past, so we cannot assure you that in any given year we will be able to generate similar net sales from our ad hoc customers as we did in the past. We are also actively working to transition customers from ad hoc purchases to Contracts, which may also result in a reduction in ad hoc purchases. In addition, our acquisition of Haas is expected to continue to lower our ad hoc sales as a percentage of net sales. A significant diminution in our ad hoc sales in any given period could result in fluctuations in our financial results and operating margins. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

We will continue to incur a significant increase in costs as a result of operating as a publicly traded company, and our management will be required to devote substantial time to new compliance requirements and investor needs.

        As a publicly traded company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules of the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange have imposed various requirements on public companies. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to result in increased legal and financial compliance costs and make some activities more time-consuming and costly. For example, we believe these rules and regulations make it more difficult and more expensive for us to maintain appropriate levels of director and officer liability insurance.

We have identified a material weakness in our internal control over financial reporting which could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

        In connection with the audit of our consolidated financial statements as of and for the year ended September 30, 2014, we have concluded that there is a material weakness relating to our internal control over financial reporting. The material weakness we identified relates to a lack of a sufficient complement of accounting and financial reporting personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements as of September 30, 2014. We have concluded this material weakness was a direct result of the heightened level of activity associated with the integration of the Haas acquisition, combined with the loss of one senior accounting employee due to attrition and the absence of another key accounting employee due to an illness, both of which impacted the execution of our controls during the fourth quarter of fiscal 2014.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2014.

        As described in "Part II—Item 9A—Controls and Procedures" we have begun, and are currently in the process of, remediating the material weakness. However, the measures we have taken and expect to take to improve our internal controls may not be sufficient to address the issue, and we may need to take additional measures to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements.

        If we fail to establish and maintain adequate internal control over financial reporting, including any failure to implement remediation measures and enhancements for internal controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed. Further, any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain additional financing on favorable terms or at all could be materially and adversely affected, which in turn could materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected.

        We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC.

We are subject to health, safety and environmental laws and regulations, any violation of which could subject us to significant liabilities and penalties.

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the handling, transportation, storage, treatment, disposal and remediation of hazardous substances, including potentially with respect to historical chemical blending and other activities that pre-dated the purchase of the Haas business by Wesco. Actual or alleged violations of EHS laws, or permit requirements could result in restrictions or prohibitions on operations and substantial civil or criminal sanctions, as well as, under some EHS laws, the assessment of strict liability and/or joint and several liability.

        Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our operations or at off-site locations, including potentially with respect to historical chemical blending and other activities that pre-dated the purchase of the Haas business by Wesco. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future EHS laws.

        Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. Changes in the Company's regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products to and provide supply chain management services to our customers. For instance, the European Union's Registration, Authorization and Restriction of Chemicals and analogous non-European Union laws and regulations, or other similar laws and regulations, could result in compliance obligations, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations involve risks associated with the handling, transportation, storage and disposal of chemical products that may increase our operating costs and reduce our profitability.

        Although we take precautions to enhance the safety of our own operations as well as the safety of our customers' operations when we are supplying chemicals and/or providing related supply chain management services, our business is subject to hazards inherent in the handling, transportation, storage and disposal of chemical products. These hazards include: chemical spills, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the handling, transportation, storage and disposal of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; and other risks. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of our own or our customers' operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to our employees when working within our own operations or when supplying chemicals to and/or providing chemical management services at our customer's operations, other persons, including potentially our customers and their employees, workers' compensation and other matters.

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

If the temperature control systems on which we rely fail, certain of the chemical products we sell may become "non-conforming" while in storage or in transit, and as a result, we may be responsible for providing replacement products to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

        Many of the chemical products we sell are sensitive to temperature. Our storage facilities and the vehicles maintained by the third-party delivery companies on whom we rely utilize sophisticated temperature control systems to ensure safe storage and handling of these products. If these temperature control systems fail, products that are sensitive to temperature may become non-conforming to the customer's specifications, and we may be responsible for providing replacement products, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to successfully integrate Haas in a timely fashion or at all and may encounter significant unexpected difficulties in integrating the two businesses.

        On February 28, 2014, we completed the acquisition of Haas. Prior to the acquisition, Wesco and Haas were independent organizations, each utilizing different systems, controls, processes and procedures. Following completion of the acquisition of Haas, our ability to fully realize the anticipated benefits of the acquisition of Haas will depend, to a large extent, on our ability to integrate the Haas business. The combination of two independent enterprises is a complex, costly and time-consuming process. The overall integration may result in unanticipated problems, expenses, liabilities, loss of client relationships, expenditure of resources and distraction of management and personnel. The difficulties of combining the operations include:

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

  •
  management's attention may be diverted to integration matters;

  •
  we may devote significant resources to integration;

  •
  we may not be able to achieve anticipated cost savings and synergies;

  •
  we may have difficulties integrating financial accounting systems, internal controls and standards, procedures and policies (including with respect to Sarbanes-Oxley Act compliance);

  •
  the assumptions both Wesco and Haas have made regarding critical accounting estimates could be incorrect; and

  •
  integration of our IT systems.

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

        Our total assets reflect substantial intangible assets. At September 30, 2014, goodwill and intangible assets, net represented approximately 45% of our total assets. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from acquisitions, including the acquisition by affiliates of The Carlyle Group, or Carlyle. Intangible assets represent trade names, customer backlogs, non-compete agreements and customer relationships. On at least an annual basis, we assess whether there has been impairment in the value of goodwill and indefinite-lived intangible assets. If our testing identifies impairment under generally accepted accounting principles in the United States, the impairment charge we calculate would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill and unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

Our substantial indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.

        As of September 30, 2014, our total long-term indebtedness outstanding under our senior secured credit facilities (as defined in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Reserves—Credit Facilities—Senior Secured Credit Facilities") was approximately $1,102.7 million, which was approximately 52.5% of our total capitalization.

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

  •
  create unrestricted subsidiaries; and

  •
  engage in certain business activities.

        In addition, the senior secured credit facilities contain financial maintenance covenants, including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. A breach of any of these covenants could result in a default under the senior secured credit facilities. If any such default occurs, the lenders under the senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the senior secured credit facilities, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the senior secured credit facilities was to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

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

  •
  material litigation or government investigations;

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

        In addition, in the past five years, the U.S. stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our share price and cause you to lose all or part of your investment. Further, in the past, market fluctuations and price declines in a company's stock have led to securities class action litigations. If such a suit were to arise, it could have a substantial cost and divert our resources regardless of the outcome.

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

  •
  limit the ability of stockholders to remove directors;

  •
  prohibit our stockholders from calling a special meeting of stockholders;

  •
  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

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

        We and our existing stockholders may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions. As of September 30, 2014, we had 950,000,000 shares of common stock authorized and 97,010,286 shares of common stock outstanding. In addition, we have 2,638,256 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2014 and 4,000,819 shares of common stock reserved for issuance under our 2011 Equity Incentive Award Plan.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our global headquarters is located at 24911 Avenue Stanford, Valencia, California 91355. As of September 30, 2014, we have a total of 83 administrative, sales and/or stocking facilities located in 19 countries, all of which are either leased or located at a customer site, except for our global headquarters, which is owned by the Company.

        Our warehouse operations are divided between Central Stocking Locations, or CSLs, and Forward Stocking Locations, or FSLs. Our CSLs serve as the primary supply warehouses for most of our net sales and also house our procurement, customer service, document control, IT, material support and quality assurance functions. Our CSLs are supported by sales offices throughout the U.S., Canada, China, France, Germany, India, Israel, Italy, Singapore and the United Kingdom.

        Complementing our CSLs and sales offices are FSLs. An FSL is a specialized stocking point for one or more Contracts located within a geographic region. FSLs are typically located either near or within a customer facility and are established to support large Contracts. In certain instances, FSLs initially established to service a single customer are expanded to service other regional customers.

        The following table sets forth certain information regarding these facilities:

Region	Location	Purpose	Facility Size (Sq. Feet)
North America	Amesbury, MA	CSL	85,000
	Auburn, WA	Sales and FSL	9,370
	Austin, TX	Administrative	16,000
	Berkeley, MO	CSL	36,000
	Carrolton, TX	CSL	65,000
	Cedar Rapids, IA	FSL	9,500
	Dallas, TX	FSL*	480
	Decatur, AL	FSL	15,000
	Decatur, AL	FSL	7,300
	Everett, WA	FSL*	110
	Fort Worth, TX	Sales and FSL	40,000
	Glen Cove, NY	Sales	3,700
	Greenville, NC	CSL	65,000
	Harrisburg, PA	CSL	120,000
	Holbrook, NY	Sales	1,050
	Indianapolis, IN	FSL	10,800
	Indianapolis, IN	Sales	1,929
	Kent, WA	FSL*	4,500
	McDonough, GA	CSL	115,000
	Mesa, AZ	Sales	3,648
	Miami, FL	CSL	20,790
	Miami, FL	Sales and FSL	16,645
	Nashville, TN	FSL*	7,200
	Orlando, FL	Sales	4,636
	Rancho Cordova, CA	CSL	65,000
	San Antonio, TX	CSL	43,000
	Savannah, GA	Sales and FSL	25,000
	St. Louis, MO	FSL	10,750
	Tempe, AZ	CSL	75,000
	Valencia, CA	Sales and Administrative	67,034
	Valencia, CA	Sales, CSL and Administrative	150,428

Region	Location	Purpose	Facility Size (Sq. Feet)
	Wallingford, CT	Sales	5,000
	West Chester, PA	Sales and Administrative	16,000
	Wichita, KS	Sales, CSL, Administrative and FSL	67,500
	Calgary, Alberta	Sales and FSL	1,933
	Cambridge, Ontario	FSL*	400
	Lachine, Quebec	Sales and FSL	31,037
	Longueuil, Quebec	CSL	8,100
	Mississauga, Ontario	CSL	57582
	Richmond, British Columbia	Sales and FSL	3,684
	Toronto, Ontario	Sales, CSL and Administrative	40,629
	Toronto, Ontario	CSL	8,950
	Chihuahua, Mexico	FSL*	8,138
	Mexicali, Mexico	FSL*	766
	Querétaro, Mexico	FSL	1,800
Rest of World	Tullamarine, Australia	FSL	4,800
	Kang Qiao Industrial District, China	FSL	10,000
	Shanghai, China	Sales and Administrative	1,222
	Shanghai, China	FSL	1,786
	Tianjin, China	CSL	24,219
	Xi'An, China	FSL*	2,000
	Blagnac, France	Sales, FSL and Administrative	4,746
	Chilly Mazarin, France	FSL	4,100
	Bremen, Germany	Sales and Administrative	2,508
	Norderstedt, Germany	CSL	15,800
	Bangladore, India	Sales	2,050
	Albertbridge Road, Ireland	FSL	400
	Shannon, Ireland	CSL	7,200
	Akko, Israel	CSL	8,600
	Holon, Israel	FSL	5,381
	Yokneam Elite, Israel	Sales and Administrative	1,800
	Grottaglie, Italy	FSL*	10,549
	Marcon, Italy	Sales and Administrative	1,865
	Roma, Italy	FSL*	2,100
	Tessera, Italy	FSL*	1,865
	Taman Teknologi Johor, Malaysia	FSL	1,000
	Baguio City, Phillipines	FSL*	3,800
	Mielec, Poland	CSL*	9,017
	Ta'if, Saudi Arabia	FSL*	1,264
	Singapore, Singapore	FSL	900
	Singapore, Singapore	Sales	2,000
	Busan, South Korea	FSL*	650
	Istanbul, Turkey	FSL	2,690
	Aberdeen, UK	FSL	1,800
	Cheltenham, UK	CSL	3,653
	Clayton West, UK	CSL and Administrative	39,577
	Clayton West, UK	Sales	2,274
	Coventry, UK	FSL	1,000
	Crawley, UK	CSL	30,000
	Filton, UK	FSL*	2,200

Region	Location	Purpose	Facility Size (Sq. Feet)
	Glasgow, UK	CSL	10,000
	Leigh, UK	CSL	9,000
	Linlithgow, UK	CSL	7,000

*
Located at customer site.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various legal matters that arise in the normal course of our business. We believe that the ultimate outcome of such matters will not have a material adverse effect on our business, financial condition or results of operations. However, there can be no assurance that such actions will not be material or adversely affect our business, financial condition or results of operations. For more information see Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information About Our Common Stock

        Our common stock began trading on the New York Stock Exchange under the symbol "WAIR" on July 28, 2011. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2014
First quarter	$22.27	$18.27
Second quarter	$22.53	$20.86
Third quarter	$22.74	$19.83
Fourth quarter	$20.09	$17.25
Fiscal 2013
First quarter	$13.93	$12.40
Second quarter	$14.89	$13.14
Third quarter	$18.81	$13.90
Fourth quarter	$20.97	$18.45

Stockholders

        On September 30, 2014, the closing price reported on the New York Stock Exchange of our common stock was $17.40 per share. As of November 28, 2014, we had approximately 24 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

        None.

Equity Compensation Plan Information

        The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of September 30, 2014:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,638,256	$10.54	4,000,819
Equity compensation plans not approved by security holders	—	—	—

Total	2,638,256	$10.54	4,000,819

Performance

        The graph set forth below compares the cumulative total shareholder return on our common stock between July 28, 2011 (our first trading day on the New York Stock Exchange) and September 30, 2014 to (i) the cumulative total return of U.S. companies listed on the New York Stock Exchange and (ii) the cumulative total return of a peer group selected by the Company (BE Aerospace, Inc. (BEAV), Precision Castparts Corp. (PCP), Transdigm Group Incorporated (TDG), HEICO Corporation (HEI), Fastenal Company (FAST), W.W. Grainger, Inc. (GWW), MSC Industrial Direct Co., Inc. (MSM) and Watsco, Incorporated (WSO)) over the same period. This graph assumes an initial investment of $100 on July 28, 2011, in our common stock, the market index and the peer group and assumes the reinvestment of dividends, if any. The graph also assumes that the price of our common stock on July 28, 2011 was equal to the closing price of $14.92. The historical information set forth below is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON JULY 28, 2011
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPTEMBER 30, 2014

Company/Market/Peer Group	07/28/2011	09/30/2011	12/31/2011	03/31/2012	06/30/2012	09/30/2012	12/31/2012	03/31/2013	06/30/2013	09/30/2013	12/31/2013	03/31/2014	06/30/2014	09/30/2014
Wesco Aircraft Holdings, Inc.	$100.00	73.26	93.77	108.58	85.32	91.55	88.54	98.66	124.46	140.28	146.92	147.52	133.78	116.62
New York Stock Exchange (U.S. Companies)	100.00	86.03	97.26	107.70	104.82	111.10	112.49	126.22	129.18	135.10	148.10	151.35	158.38	157.04
Peer Group	100.00	95.81	112.90	127.71	115.44	119.36	131.13	141.26	151.54	160.36	173.96	173.96	176.38	167.32

ITEM 6.    SELECTED FINANCIAL DATA

        The selected income statement and other data for each of the years ended September 30, 2014, 2013 and 2012 and the selected balance sheet data as of September 30, 2014 and 2013 have been derived from our audited consolidated financial statements that are included in this Annual Report. The selected income statement and other data for the year ended September 30, 2011, and 2010 and the selected balance sheet data as of September 30, 2012, 2011 and 2010 have been derived from audited consolidated financial statements that are not included in this Form 10-K.

        The financial data set forth below are not necessarily indicative of future results of operations. This data should be read in conjunction with, and is qualified in its entirety by reference to, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Consolidated statements of income:
Net sales:
North America	$1,030,511	$713,725	$628,842	$601,477	$569,661
Rest of World	325,366	187,883	147,364	109,409	86,375

Net sales	1,355,877	901,608	776,206	710,886	656,036
Operating earnings:
North America	145,357	150,587	138,391	151,606	144,254
Rest of World	38,577	30,215	20,441	10,004	10,061

Operating earnings	183,934	180,802	158,832	161,610	154,315
Interest expense, net	(29,225)	(25,178)	(24,646)	(34,491)	(36,270)
Other income (expense), net	2,199	2,003	(524)	1,005	(458)

Income before provision for income taxes	156,908	157,627	133,662	128,124	117,587

Provision for income taxes	(54,806)	(52,815)	(41,487)	(52,526)	(43,913)

Net income	$102,102	$104,812	$92,175	$75,598	$73,674

Earnings per share data:
Basic	$1.06	$1.12	$1.00	$0.83	$0.81

Diluted	$1.05	$1.09	$0.96	$0.81	$0.81

Weighted average shares outstanding:
Basic	95,951	93,285	92,058	90,697	90,569
Diluted	97,606	95,844	95,712	93,182	91,068

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Consolidated balance sheet data:
Cash and cash equivalents	$104,775	$78,716	$60,856	$45,525	$39,463
Total assets	2,412,274	1,631,153	1,537,416	1,301,385	1,279,012
Total long-term debt and capital lease obligations(1)	1,081,825	569,414	626,205	556,712	622,032
Total stockholders' equity	992,290	865,436	753,367	628,471	545,739

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

Executive Overview

        We are one of the world's largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, JIT delivery and point-of-use inventory management. We supply over 575,000 active SKUs, including hardware, chemicals, electronic components, bearings, tools and machined parts. We serve our customers under both Contracts and ad hoc sales.

        Founded in 1953 by the father of our current CEO, Wesco has grown to serve over 8,300 customers, which are primarily in the commercial, military and general aviation sectors, including the leading OEMs and their subcontractors, through which we support nearly all major Western aircraft programs. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors. We have more than 2,700 employees and operate across 83 locations in 19 countries.

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

        On July 3, 2012, Wesco Aircraft, together with Wesco Aircraft Europe, acquired substantially all of the assets of Interfast, a Toronto-based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace, electronics and general industrial markets for $131.9 million, which we refer to as the Interfast Acquisition. The Interfast Acquisition was funded with a combination of cash and borrowings under the Company's $150.0 million revolving facility.

        On February 28, 2014, we acquired Haas, a provider of chemical supply chain management services to the commercial aerospace, airline, military, energy, and other markets, for a purchase price of $560.2 million. The acquisition of Haas was financed through a combination of a new term loan B facility (as defined below under "—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities"), cash on hand and drawings under the revolving facility (as defined below under "—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities"). As a result of the acquisition, Haas became a wholly-owned subsidiary of Wesco Aircraft.

Industry Trends Affecting Our Business

  Commercial Aerospace Market

        We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

        During calendar 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During calendar 2011, 2012, 2013 and the first nine months of 2014, as the global economy began to recover, airline passenger volumes began to increase. Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, particularly for more fuel-efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft increased in calendar 2011, 2012, 2013 and the first nine months of 2014, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial MRO providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which will in turn drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

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

        During fiscal 2014, we modified and extended a contract with an existing customer that may result in up to a $50 million reduction in net sales to the customer during fiscal 2015 compared to fiscal 2014.

        If any of our customers are acquired or controlled by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under Contracts helps to mitigate fluctuations in our financial results, as Contract customers tend to have steadier purchasing patterns than ad hoc customers. However, as mentioned above, our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated usage rates are actually lower. In addition, we believe that during industry growth cycles, our customer's demand may begin to exceed supplier lead times, which could result in an increase in our ad hoc sales.

  Fluctuations in Margins

        We added chemicals to our product offerings in connection with our acquisition of Haas on February 28, 2014. Gross profit margins on chemicals are lower than the gross profit margins on many of the products we sold prior to the acquisition of Haas, which we believe will result in a reduction in our overall gross profit margins. In addition, we believe our gross profit margins may also be negatively impacted to the extent other lower margin product lines, such as electronic components, exceeds the growth rates of higher margin product lines. In addition, there continues to be pricing pressure throughout the supply chain.

        We also believe that our strategy of growing our Contract sales and converting ad hoc customers into Contract customers could negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are on Contract-related sales. However, we believe any potential adverse impact on our gross profit margins is outweighed by the benefits of a more stable long-term revenue stream attributable to Contract customers.

        During fiscal 2013 and 2014, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain relatively consistent throughout fiscal 2015. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

        Our Contracts generally provide for fixed prices, which can expose us to risks if prices we pay to our suppliers rise due to increased raw material or other costs. However, we believe our expansive product offerings and inventories, our ad hoc sales and, where possible, our longer-term agreements with suppliers have enabled us to mitigate this risk.

  Fluctuations in Cash Flow

        We believe our cash flows may be affected by fluctuations in our inventory that can occur over time. When we are awarded new programs, we generally increase our inventory to account for expected sales related to the new program, which often take time to materialize. As a result, if certain programs for which we have procured inventory are delayed or if certain newer JIT customers' consigned inventory is larger than we expected, we may experience a more sustained inventory increase. For example, we increased our inventory in anticipation of deliveries of the Boeing 787, which experienced significant delays.

        Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from certain of our suppliers, which tends to result in a temporary inventory reduction and increased cash flow. However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2013 and 2014, we experienced inventory builds of approximately $72.6 million and $55.0 million, respectively, which were primarily driven by strategic purchases (i) to take advantage of favorable pricing, (ii) in anticipation of the expected industry growth cycle and (iii) to support new customer Contracts. We would expect inventory to continue to grow as net sales increase.

        Given that growth in our business typically requires us to procure additional inventory, which has a negative impact on our cash flows, we believe that cost of sales as a percentage of inventory is a useful additional metric to use when analyzing our inventory management relative to the growth of our business. Our cost of sales as a percentage of inventory increased from 91.9% for fiscal 2013 to 98.0% for fiscal 2014 (exclusive of any net sales or inventory attributable to the Haas business), which we believe reflects a positive trend in our inventory management relative to the growth of our business. However, we believe that fluctuations in our cost of sales as a percentage of inventory, including deviations from what we believe are longer-term trends, will continue to occur from time-to-time. Factors that may contribute to fluctuations in our cost of sales as a percentage of inventory in the future could include (i) strategic purchases (a) to take advantage of favorable pricing, (b) made in anticipation of the expected industry growth cycle, (c) to support new customer Contracts or (d) to acquire high-volume products that are typically difficult to obtain in sufficient quantities, (ii) changes in supplier lead times and the timing of inventory deliveries, (iii) purchases made in anticipation of future growth (particularly growth in our MRO business) and (iv) purchases made in connection with the expansion of existing Contracts.

        Although we believe that during fiscal 2013 and 2014, the aerospace industry was experiencing a growth cycle, and accordingly made strategic inventory purchases, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame. We believe that this lower than expected demand is the result of inventory purchases that remain in the supply chain from the last downturn and that it is taking longer for those parts to sell-off. Accordingly, we believe that the strategic inventory purchases we made during fiscal 2013 and 2014, combined with this lower-than-expected demand, has had a negative impact on our cash flows.

        Our accounts receivable balance as a percentage of net sales may fluctuate from quarter-to-quarter. These fluctuations are primarily driven by changes, from quarter-to-quarter, in (i) the timing of sales and (ii) the current average days' sales outstanding. The completion of customer Contracts with accelerated payment terms can also contribute to these quarter-to-quarter fluctuations. Similarly, our accounts payable may fluctuate from quarter-to-quarter, which is primarily driven by the timing of purchases or payments made to our suppliers.

Segment Presentation

        We conduct our business through two reportable segments: North America and Rest of World. We evaluate segment performance based on segment operating earnings or losses. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision maker, or CODM. Our CEO serves as our CODM.

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

        We serve our customers under both (i) Contracts, which include JIT contracts and LTAs, and (ii) ad hoc sales. Under JIT contracts, customers typically commit to purchase specified products from us at a fixed price, on an if-and-when needed basis, and we are responsible for maintaining high levels of stock availability of those products. LTAs are typically negotiated price lists for customers or individual customer sites that cover a range of pre-determined products, purchased on an as-needed basis. Ad hoc customers purchase products from us on an as-needed basis and are generally supplied out of our existing inventory. In addition, Contract customers often purchase products that are not captured under their Contract on an ad hoc basis.

  Operating Earnings

        Operating earnings (which is the same as income from operations) are the result of subtracting the cost of sales and selling, general, and administrative expenses from net sales, and are used primarily to evaluate the Company's performance and profitability.

        The principal component of our cost of sales is product cost, which was approximately 97.4% of our total cost of sales for fiscal 2014. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were approximately 2.6% of our total cost of sales for fiscal 2014.

        Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which FIFO is used and inventory excess and obsolescence write-down. Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down quarterly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see "—Critical Accounting Policies and Estimates—Inventories." As of September 30, 2014, 2013 and 2012, we had recorded an aggregate of approximately $143.7 million, $121.1 million and $109.3 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $17.7 million, $8.7 million and $13.1 million were recorded during fiscal 2014, 2013 and 2012, respectively. We believe that these amounts appropriately reflect the risk of excess and obsolete inventory inherent in our business. The increase in fiscal 2014 as compared to fiscal 2013 is primarily due to an additional $3.3 million (which is higher than our typical level) recorded in fiscal 2014 as well as the impact of the $55.0m inventory growth during the fiscal year. In addition, fiscal 2013 included a benefit as a result of the Interfast acquisition. For a more detailed description of the excess and obsolescence reserves, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

  Other Expenses

        Interest Expense, Net.    Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under "—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities") and our line-of-credit and deferred financing costs, net of interest income.

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

  Inventories

        Our inventory is comprised solely of finished goods. Inventories are stated at the lower of cost or market. The method by which amounts are removed from inventory are weighted average cost for all inventory, except for chemical parts for which FIFO is used. In-bound freight-related costs are included as part of the cost of inventory held for resale. We record provisions, as appropriate, to write-down excess and obsolete inventory to estimated net realizable value. The process for evaluating excess and obsolete inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be able to be sold in the normal course of business, which is described in greater detail below under "—Excess and Obsolescence Reserve Policy."

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

        In conducting our monthly reserve analysis with respect to slow-moving inventory, we consider a variety of factors, including historical sell-through rates, current selling and buying patterns, inventory quantities and aging, shelf-life expiration, damage to products, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. Furthermore, although our customers are not required to purchase a specific quantity of inventory from us, we are able to forecast future sales with a fair degree of precision by monitoring and tracking our customers' production cycles, which forecasting is taken into account when conducting our reserve analysis. We further note that we are required to make commitments to purchase inventory based on manufacturer lead times, which, historically could be up to two years. In addition, we may be entitled to obtain price breaks or discounts based on the quantity of inventory we commit to purchase. Given the length of our manufacturers' lead times, our desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions and variability within specific customer programs which can impact the amount of slow-moving inventory we hold, our inventory reserve may increase at a rate higher than we originally anticipated.

        Based on our historical experience, we have limited exposure related to our non-excess and non-slow-moving inventory, as a majority of the products we sell can be sold across multiple aircraft platforms and the lifespan of the products we sell along with the design of the aircrafts that utilize these products is typically not subject to a high degree of obsolescence. However, our chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit. In such instances, a full reserve is taken against such inventory. In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, we do take program delays, cancellations as well as positive and negative factors into account when conducting the reserve analysis.

  Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets acquired in a business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill and indefinite lived intangibles impairment testing is performed at the reporting unit level on July 1 of each year.

        Step 0 allows an entity the option to first assess qualitative factors to determine whether an impairment to either goodwill or indefinite lived intangible assets is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; entity specific operating results and other relevant entity-specific events. If the entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any; otherwise, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

        The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. For periods prior to the Haas acquisition, our reporting units are consistent with our reporting units. Subsequent to the Haas acquisition, we added two additional reporting units (Haas North America and Haas Rest of World). The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis and market earnings multiples. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the fair value exceeds the carrying value of a reporting unit, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit's goodwill exceeds the fair value of a reporting unit, the second step measures the impairment loss, if any.

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

        The Company tests its indefinite-lived intangible asset, consisting of the Wesco trademark, for impairment on July 1 each year, or whenever events or circumstances indicate that it is more likely than not that its carrying value exceed its fair values. Fair value is estimated as the discounted value of tax effected future revenues using a royalty rate that a third party would pay for use of the asset.

Variation in the royalty rate used could impact the estimate of fair value. If the carrying amount of an asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

        We reviewed the carrying value of our reporting units and indefinite-lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2014, 2013 and 2012, the fair value of our reporting units was in excess of the reporting units' carrying values. Additionally, the fair value of our indefinite-lived intangible assets was substantially in excess of its carrying value. There were no impairment indicators noted during the period. Accordingly, management believes there are no impairments as of September 30, 2014 related to either goodwill or the indefinite-lived intangible asset.

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

        In connection with the sale of our products, we often provide certain supply chain management services to our JIT customers. These services include the timely replenishment of products at the customer site, while also minimizing the customer's on-hand inventory. These services are provided by us contemporaneously with the delivery of the product, and as such, once the product is delivered, we do not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, we have satisfied our obligations to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. Additionally, the Company does not present service revenues apart from product revenues, as the service fee revenues represent less than 1% of the Company's consolidated net sales.

        We report revenue on a gross or net basis based on management's assessment of whether we act as a principal or agent in the transaction and in accordance with the guidance of ASC 605-45-45, Revenue Recognition-Principal Agent Considerations, in our presentation of net sales and costs of revenue. This guidance requires us to assess whether we act as a principal in the transaction or as an agent acting on behalf of others. If we are the principal in the transaction and have the risks and rewards of ownership, the transactions are recorded as gross in the consolidated statements of earnings. If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statement of comprehensive income. The majority of the Company's revenue is recorded on a gross basis with the exception of certain gas, energy and chemical manager service contracts that are recorded as net revenue.

        We also enter into sales rebate and profit sharing arrangements. Such customer incentives are accounted for as a reduction to gross sales and recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and profit sharing arrangements on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available.

        Management provides allowances for credits and returns, based on historic experience, and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management's expectations and the allowance established. Sales tax collected from customers is excluded from net sales in the accompanying consolidated statements of income.

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

        The Company determines whether it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, a valuation allowance has been recorded against these deferred tax assets. The taxes associated with the undistributed earnings would be between $10,000 and $15,000. It is reasonably possible that within the next twelve months approximately $1,100 may be recognized as a result of the lapsing of the statute of limitation.

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

        The following table summarizes the amount of non-cash stock-based compensation expense recognized in our statements of operations:

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012
Non-cash stock-based compensation	$5,507	$3,394	$1,626

        For the years ending September 30, 2015 and 2016, we expect to incur stock-based compensation expense of approximately $4.8 million and $2.7 million, respectively.

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

Results of Operations

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012
Consolidated statements of income:
Net sales:
North America	$1,030,511	$713,725	$628,842
Rest of World	325,366	187,883	147,364

Net sales	1,355,877	901,608	776,206
Operating earnings:
North America	145,357	150,587	138,391
Rest of World	38,577	30,215	20,441

Total operating earnings	183,934	180,802	158,832
Interest expense, net	(29,225)	(25,178)	(24,646)
Other income (expense), net	2,199	2,003	(524)

Income before provision for income taxes	156,908	157,627	133,662

Provision for income taxes	(54,806)	(52,815)	(41,487)

Net income	$102,102	$104,812	$92,175

	Year Ended September 30,
(as a % of total net sales; numbers have been rounded)	2014	2013	2012
Consolidated statements of income:
Net sales:
North America	76.0%	79.2%	81.0%
Rest of World	24.0	20.8	19.0

Net sales	100.0	100.0	100.0
Operating earnings:
North America	10.7	16.7	17.9
Rest of World	2.9	3.4	2.6

Total operating earnings	13.6	20.1	20.5
Interest expense, net	(2.2)	(2.8)	(3.2)
Other income (expense), net	0.2	0.2	(0.1)

Income before provision for income taxes	11.6	17.5	17.2

Provision for income taxes	(4.1)	(5.9)	(5.3)

Net income	7.5%	11.6%	11.9%

Year ended September 30, 2014 compared with the year ended September 30, 2013

  Net Sales

        Consolidated net sales of $1,355.9 million for the year ended September 30, 2014 increased approximately $454.3 million, or 50.4%, compared to the year ended September 30, 2013. Ad hoc and Contract sales as a percentage of net sales represented 28% and 72%, respectively, for the year ended September 30, 2014, as compared to 40% and 60%, respectively, for the year ended September 30, 2013. The year ended September 30, 2014 reflects $356.2 million of sales related to the acquisition of Haas, and exclusive of these net sales the increase in net sales would have been $98.1 million, or 10.9%.

        Net sales of $1,030.5 million in our North America segment for the year ended September 30, 2014 increased approximately $316.8 million, or 44.4%, compared to the year ended September 30, 2013. The year ended September 30, 2014 reflects $266.3 million of net sales related to the acquisition of Haas, and exclusive of these net sales North America net sales would have increased by $50.6 million, or 7.1%. Excluding the acquisition of Haas, ad hoc and Contract net sales increased by $7.1 million or 2.3% and $46.9 million or 11.7%, respectively, for the year ended September 30, 2014 as compared to the year ended September 30, 2013. The increase in ad hoc net sales was primarily due to general growth across numerous customers. The increase in Contract net sales was primarily driven by a transition of a contract from Rest of World to North America, a settlement related to the termination of a contract, increases in commercial build rates for existing Contracts and scope expansion on existing Contracts.

        Net sales of $325.4 million in our Rest of World segment for the year ended September 30, 2014 increased approximately $137.5 million, or 73.2%, compared to the year ended September 30, 2013. The year ended September 30, 2014 reflects $90.0 million of net sales related to the acquisition of Haas, and exclusive of these net sales Rest of World net sales would have increased by $47.5 million, or 25.3%. Excluding the acquisition of Haas, ad hoc and Contract net sales increased by $3.0 million or 6.7% and $45.3 million or 31.8%, respectively, for the year ended September 30, 2014 as compared to the year ended September 30, 2013. The ad hoc net sales growth was attributable to increases in European production and growth across the customer base due to build rate increases and expansion of the MRO market. The drivers of the increase in Contract sales were a one-time inventory sale in conjunction with the modification and extension of a contract with an existing customer as well as further growth of the Boeing 787 production and higher build rates with European commercial customers. These increases were partially offset by a transition of a contract to North America.

  Operating Earnings

        Consolidated operating earnings of $183.9 million for the year ended September 30, 2014 increased approximately $3.1 million, or 1.7%, compared to the year ended September 30, 2013. Operating earnings as a percentage of net sales was 13.6% for the year ended September 30, 2014, compared to 20.1% for the year ended September 30, 2013.

        Operating earnings of $145.3 million in our North America segment for the year ended September 30, 2014 decreased approximately $5.2 million, or 3.5%, compared to the year ended September 30, 2013. Operating earnings as a percentage of net sales in our North America segment were 14.1% for the year ended September 30, 2014, compared to 21.1% for the year ended September 30, 2013, a decrease of 7.0%. The decrease in operating earnings as a percentage of net sales was partially driven by $12.6 million of costs associated with the Haas acquisition, which resulted in a decrease of 1.2%. The other primary drivers of this decrease were 2.4% related to margin impact attributable to the Haas acquisition and 2.6% related to a decrease in margins (exclusive of the impact of the Haas acquisition) of which 1.1% is due to a $8.6 million increase in the excess and obsolescence inventory reserve and the remaining 1.5% is a result of higher lower-margin Contract sales and discounts provided to customers in exchange for long-term contracts extensions. In addition, 0.7% of the decrease related to higher selling, general and administrative expenses, of which 0.5% was attributable to the Haas acquisition.

        Operating earnings of $38.6 million in our Rest of World segment for the year ended September 30, 2014 increased approximately $8.4 million, or 27.7%, compared to the year ended September 30, 2013. Operating earnings as a percentage of net sales in our Rest of World segment was 11.9% for the year ended September 30, 2014, compared to 16.1% for the year ended September 30, 2013, a decrease of 4.2%. The decrease in operating earnings as a percentage of net sales was primarily driven by the Haas acquisition, with 1.4% related to margins and 2.0% related to additional selling, general and administrative expenses as a result of the acquisition. In addition, the strong growth in lower-margin Contracts sales decreased operating earnings as a percentage of net sales by 1.8% (exclusive of the impact of the Haas acquisition). These decreases were partially offset by a 1.1% decline in selling, general and administrative expenses (exclusive of the impact of the Haas acquisition) as a percentage of sales due to operating leverage as our revenues have increased.

  Other Expenses

  Interest Expense, Net

        Interest expense, net of $29.2 million for the year ended September 30, 2014 increased approximately $4.0 million, or 16.1%, compared to the year ended September 30, 2013. This increase was driven by $12.1 million of interest incurred during the year ended September 30, 2014 associated with the term loan B facility and the revolving facility that were used to fund the Haas acquisition that occurred on February 28, 2014. This increase was partially offset by a reduction in the average term loan A facility balance of $26.7 million for the year ended September 30, 2014 as compared to September 30, 2013, as well as $5.0 million write-off of deferred financing charges related to the refinancing of the old senior secured credit facilities during the year ended September 30, 2013 (as defined below under "—Liquidity and Capital Resources—Credit Facilities—Old Senior Secured Credit Facilities").

  Other Income (Expense), Net

        Other income, net of $2.2 million for the year ended September 30, 2014 increased by $0.2 million compared to the year ended September 30, 2013. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

  Provision for Income Taxes

        The provision for income taxes of $54.8 million for the year ended September 30, 2014 increased by $2.0 million compared to the year ended September 30, 2013. Our effective tax rate was 34.93% and 33.51% during the year ended September 30, 2014 and 2013, respectively. The increase in our effective tax rate resulted primarily from an increase in certain expenses related to the Haas acquisition which are not tax deductible. Please see Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our provision for income taxes during the year ended September 30, 2014.

  Net Income

        We reported net income of $102.1 million for the year ended September 30, 2014, compared to net income of $104.8 million for the year ended September 30, 2013. Net income as a percent of net sales decreased 4.1% for the year ended September 30, 2014, as compared to the year ended September 30, 2013, due to lower operating earnings, as discussed above, partially offset by lower interest expense as a percent of net sales and a lower provision for income taxes as a percent of net sales.

Year Ended September 30, 2013 compared with the Year Ended September 30, 2012

  Net Sales

        Consolidated net sales of $901.6 million for the year ended September 30, 2013 increased approximately $125.4 million, or 16.2%, compared to the year ended September 30, 2012. This growth in net sales includes the Interfast Acquisition, which occurred on July 3, 2012. Ad hoc and Contract sales as a percentage of net sales represented 40% and 60%, respectively, for the year ended September 30, 2013, as compared to 38% and 62%, respectively, for the year ended September 30, 2012.

        Net sales of $713.7 million in our North America segment for the year ended September 30, 2013 increased approximately $84.9 million, or 13.5%, compared to the year ended September 30, 2012. This growth was partially driven by sales related to the Interfast Acquisition. Ad hoc and Contract net sales increased by $46.0 million or 17.2% and $38.2 million or 10.5%, respectively, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase in ad hoc net sales is primarily due to general growth across numerous customers and the Interfast Acquisition. The increase in Contract net sales was primarily due to the maturity of our existing Contracts, as well as the additions of new locations for some of our major customers and general growth across the customer base partially offset by a non-recurring contract sale with a customer that took place during the three months ended December 31, 2011.

        Net sales of $187.9 million in our Rest of World segment for the year ended September 30, 2013 increased approximately $40.5 million, or 27.5%, compared to the year ended September 30, 2012. Ad hoc and Contract net sales increased by $12.5 million or 38.8% and $26.8 million or 23.1%, respectively, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase in ad hoc net sales was driven by growth across the customer base as a result of higher build rates. The growth in Contract net sales reflected the continued ramp up of Boeing 787 production and Airbus platforms, as well as higher content and higher build rates among other

European commercial customers, partially offset by a large military order in fiscal 2012 related to the BAE Hawk program.

  Operating Earnings

        Consolidated operating earnings of $180.8 million for the year ended September 30, 2013 increased approximately $22.0 million, or 13.8%, compared to the year ended September 30, 2012. Operating earnings as a percentage of net sales was 20.1% for the year ended September 30, 2013, compared to 20.5% for the year ended September 30, 2012.

        Operating earnings of $150.6 million in our North America segment for the year ended September 30, 2013 increased approximately $12.2 million, or 8.8%, compared to the year ended September 30, 2012. Operating earnings as a percentage of net sales in our North America segment were 21.1% for the year ended September 30, 2013, compared to 22.0% for the year ended September 30, 2012, a decrease of 0.9%. The decrease in operating earnings as a percentage of net sales was partially driven by $3.7 million of costs associated with the Interfast Acquisition, which resulted in a decrease of 0.5%. The other primary driver of this decrease was 0.6% related to a decrease in our margins as a result of changes in our sales mix, including higher EPG sales and a decline in our ad hoc margins due to a competitive ad hoc market and the Interfast Acquisition. These decreases were slightly offset by a 0.2% decline in our selling, general and administrative expenses (exclusive of the impact of the Interfast Acquisition) as a percentage of sales.

        Operating earnings of $30.2 million in our Rest of World segment for the year ended September 30, 2013 increased approximately $9.8 million, or 47.8%, compared to the year ended September 30, 2012. Operating earnings as a percentage of net sales in our Rest of World segment was 16.1% for the year ended September 30, 2013, compared to 13.9% for the year ended September 30, 2012, an increase of 2.2%. The strong growth of lower margin Contract net sales and pressure on ad hoc margins due to a competitive market decreased our operating margins as a percentage of net sales by 0.6%. This decrease was offset by a decline in our selling, general and administrative expenses as a percentage of net sales due to operating leverage as our revenues have increased significantly.

  Other Expenses

  Interest Expense, Net

        Interest expense, net of $25.2 million for the year ended September 30, 2013 decreased approximately $0.5 million, or 2.2%, compared to the year ended September 30, 2012. This decrease was primarily the result of an increase of $33.7 million in the average outstanding debt balances and a $5.0 million write-off of deferred financing charges related to the refinancing of the old senior secured credit facilities during the year ended September 30, 2013. These increases were partially offset by a 1.15% interest rate reduction due to the refinancing of the old senior secured credit facility.

  Other Income (Expense), Net

        Other income, net of $2.0 million for the year ended September 30, 2013 increased by $2.5 million compared to the year ended September 30, 2012. This change was primarily due to unrealized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

  Provision for Income Taxes

        Provision for income taxes of $52.8 million for the year ended September 30, 2013 increased approximately $11.3 million compared to the year ended September 30, 2012. Our effective tax rate was 33.51% and 31.04% during the years ended September 30, 2013 and September 30, 2012, respectively.

The increase in provision for income taxes was primarily related to deemed dividends from certain of the Company's foreign subsidiaries.

  Net Income

        We reported net income of $104.8 million for the year ended September 30, 2013, compared to net income of $92.2 million for the year ended September 30, 2012. Net income as a percent of net sales decreased 0.3% for the year ended September 30, 2013 as compared to the year ended September 30, 2012, due to lower operating earnings, as described above, as well as a higher provision income taxes as a percent of net sales partially offset by lower interest expenses as a percent of net sales and higher other income as a percent of net sales.

Supplemental Quarterly Financial Information

        The following table sets forth our historical unaudited quarterly consolidated statements of operations for each of the last eight quarters ended September 30, 2014. This unaudited quarterly information has been prepared on the same basis as our consolidated audited financial statements appearing elsewhere in this prospectus, and includes all adjustments, consisting only of normal and recurring adjustments, that we consider necessary to present a fair statement of the financial information for the quarters presented. We have not historically experienced any significant seasonality with respect to our results of operations. The quarterly data should be read in conjunction with our consolidated financial statements and the notes.

	Three Months Ended
(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(unaudited)
Consolidated statement of income:
Net sales	$408,167	$395,628	$327,360	$224,722	$234,339	$230,236	$225,862	$211,170

Total operating earnings	48,116	52,683	42,522	40,613	48,880	46,135	46,412	39,375

Interest expense, net	(9,816)	(9,354)	(5,833)	(4,222)	(4,430)	(4,680)	(4,691)	(11,377)
Other income (expense), net	(146)	1,571	20	754	833	(563)	1,889	(155)

Income before provision for taxes	38,154	44,900	36,709	37,145	45,283	40,892	43,610	27,843

Provision for income taxes	(13,507)	(16,128)	(12,397)	(12,775)	(15,310)	(13,866)	(14,222)	(9,417)

Net income	$24,647	$28,772	$24,312	$24,370	$29,972	$27,026	$29,388	$18,426

Liquidity and Capital Resources

  Overview

        Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility (as defined below under "—Credit Facilities—Senior Secured Credit Facilities"). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $104.8 million and $78.7 million as of September 30, 2014 and 2013, respectively, of which approximately $56.0 million, or 53.5%, and $13.8 million, or 17.5%, was held by our foreign subsidiaries as of September 30, 2014 and 2013, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of September 30, 2014 or 2013. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

  •
  operating expenses;

  •
  working capital requirements to fund the growth of our business;

  •
  capital expenditures that primarily relate to IT equipment and our warehouse operations;

  •
  debt service requirements for borrowings under the senior secured credit facilities (as defined below under "—Credit Facilities—Senior Secured Credit Facilities"); and

  •
  strategic acquisitions.

        Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of September 30, 2014, we did not have any material capital expenditure commitments.

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

        As of September 30, 2014, our outstanding indebtedness under the senior secured credit facilities was approximately $1,102.7 million, which consisted of (a) $550.8 million of indebtedness under the term loan A facility, (ii) $511.9 million of indebtedness under the term loan B facility and (iii) $40.0 million of indebtedness under the revolving facility. As of September 30, 2014, approximately $160.0 million was available for borrowing under the revolving facility without breaching any covenants contained in the agreements governing our indebtedness.

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

        The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require that our Consolidated Total Leverage Ratio not be in excess of 5.25 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) not be less than 2.25. As of September 30, 2014, our Consolidated Total Leverage Ratio was 4.14 and our Consolidated Net Interest Coverage Ratio was 7.05. Per the terms of the senior secured credit facilities, the preceding figures take into account the acquisition of Haas, which we acquired on February 28, 2014.

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

        The old revolving credit facility would have expired on April 7, 2016. The applicable margin was based on the total net leverage ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.25% to 2.25% for the ABR loans and 2.25% to 3.25% for the Eurocurrency loans. From September 30, 2012 through December 7, 2012, we paid approximately $0.1 million in commitment fees for this line of credit.

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

  UK Line of Credit

        As of September 30, 2014, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($11.4 million based on the September 30, 2014 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of September 30, 2014. As of September 30, 2014, the full £7.0 million was available for borrowing under the UK Line of Credit without breaching any covenants contained in the agreements governing our indebtedness.

  Cash Flows

        A summary of our operating, investing and financing activities are shown in the following table:

	Year Ended September 30,
(In thousands)	2014	2013	2012
Consolidated statements of cash flows data:
Net cash provided by operating activities	$53,689	$84,829	$54,569
Net cash used in investing activities	(571,503)	(7,882)	(136,422)
Net cash provided by (used in) financing activities	543,035	(58,098)	96,869

  Operating Activities

        Our operating activities generated $53.7 million of cash in the year ended September 30, 2014, a decrease of $31.1 million as compared to the year ended September 30, 2013. This decrease was primarily the result of a $16.2 million use of cash related to accounts payable due to the timing of payments and inventory receipts, as well as $16.9 million use of cash related to income tax receivable as a result of the prior year receivable being depleted and consequently requiring payments to be made in fiscal 2014. Other drivers of the decrease in cash from operating activities were a $11.6 million increase in the change in accounts receivables driven by an increase in sales of $22.9 million, or 9.8%, during the fourth quarter of fiscal 2014 (exclusive of the Haas acquisition) as compared to the fourth quarter of fiscal 2013. Offsetting these decreases was a $17.6 million decrease in the change in inventory driven by higher sales during the fourth quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013.

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

        Our accounts receivable balance as a percentage of net sales may fluctuate from quarter-to-quarter. These fluctuations are primarily driven by changes, from quarter-to-quarter, in (i) the timing of sales and (ii) the current average days sales outstanding. The completion of customer Contracts with accelerated payment terms can also contribute to these quarter-to-quarter fluctuations. Similarly, our accounts payable may fluctuate from quarter-to-quarter, which is primarily driven by the timing of purchases or payments made to our suppliers.

        Our allowance for doubtful accounts may also fluctuate from quarter-to-quarter. These fluctuations are primarily driven by changes in our accounts receivable balance, and can also be impacted by the repayment of amounts owed to us that had previously been categorized as bad debt.

  Investing Activities

        Our investing activities used approximately $571.5 million, $7.9 million and $136.4 million of cash in the years ended September 30, 2014, 2013 and 2012, respectively. The use of cash for investing activities during fiscal 2014 and 2012 was primarily comprised of $560.2 million used for the Haas acquisition in 2014 and CDN $133.5 million (or US $131.9 million) used for the Interfast Acquisition in 2012. The remaining amounts in fiscal 2014, in fiscal 2013 and in fiscal 2012 were mainly used for investments in various capital expenditures and to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

  Financing Activities

        Our financing activities generated $543.0 million of cash in the year ended September 30, 2014. This was primarily due to $565.0 million of borrowings to fund the Haas acquisition. Other drivers were $10.2 million in excess tax benefit related to stock options exercised and $9.6 million of proceeds received in connection with the exercise of stock options. These amounts were partially offset by $10.2 million of financing fees paid in connection with the borrowings to fund the Haas acquisition, $30.3 million used to repay principal against the senior secured credit facilities and $1.3 million used to make principal payments under our capital lease obligations.

        Our financing activities used approximately $58.1 million of cash in the year ended September 30, 2013. These cash outflows were driven by the repayment of long term debt of $683.0 million, $7.3 million in financing fees related to new borrowings, and the payment of treasury stock of approximately $8.4 million. The cash outflow was partially offset by $625.0 million in new borrowings,

$9.9 million related to proceeds from stock options exercised, and a $6.9 million excess tax benefit related to vested restricted stock units and stock options exercised.

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

Contractual Obligations

        The following table is a summary of contractual cash obligations at September 30, 2014 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-term debt obligations(1)	$24,061	$113,695	$485,002	$512,249	$1,135,007
Capital lease obligations(2)	1,531	1,462	837	354	4,184
Operating lease obligations(3)	5,503	7,138	5,214	2,455	20,310

Total	$31,095	$122,295	$491,053	$515,058	$1,159,501

(1)
Includes both principal and estimated variable interest expense payments. The interest rate used to calculate the estimated future variable interest expense is based on the actual interest rate applicable to the Company's indebtedness as of September 30, 2014, which was 2.66% for the term loan and the revolving line of credit and 3.25% for the term loan B. The actual variable interest expense paid by the Company in the future may vary from what is presented above. Investors should refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities" and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" for additional information.

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

  Foreign Currency Exposure

  Currency Translation

        During the years ended September 30, 2014 and 2013, approximately 20% and 23%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 43% and 42%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar, the Euro and the Mexican peso.

        The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income on our statements of changes in stockholders' equity. We do not consider the risk associated with exchange rate fluctuations to be material to our financial condition or results of operations. Our primary subsidiary in Canada now operates in U.S. dollars, which limits our risk associated with the exchange rate fluctuations for the Canadian dollar.

        A hypothetical 5% increase in the value of the British pound, the Euro, the Canadian dollar and the Mexican peso relative to the U.S. dollar would have resulted in an increase in our net income of approximately $1.2 million, less than $0.1 million, less than $0.1 million and less than $0.1 million, respectively, during fiscal 2014, and $1.2 million, less than $0.1 million, $0.2 million and $0, respectively, during fiscal 2013. A corresponding decrease would have resulted in a decrease in our net income of approximately $1.2 million, less than $0.1 million, less than $0.1 million and less than $0.1 million, respectively, during fiscal 2014, and $1.2 million, less than $0.1 million, $0.2 million and $0, respectively, during fiscal 2013.

  Currency Transactions

        Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2013, our subsidiary in the United Kingdom had sales in U.S. dollars and Euros of approximately $161.3 million and €12.5 million, respectively, and had purchases in U.S. dollars and Euros of approximately $97.5 million and €24.7 million, respectively. During the year ended September 30, 2014, our subsidiaries in the United Kingdom had sales in U.S. dollars and Euros of approximately $231.0 million and €9.5 million, respectively, and had purchases in U.S. dollars and Euros of approximately $128.0 million and €32.2 million, respectively. During the year ended September 30, 2013, our subsidiary in Canada had sales in Canadian dollars of approximately $7.0 million and had purchases in Canadian dollars of approximately $0.5 million. During the year ended September 30, 2014, our subsidiary in Canada had sales in Canadian dollars of approximately $4.8 million and had purchases in Canadian dollars of approximately $0.3 million. During the year ended September 30, 2014, our subsidiaries in Mexico and Israel, acquired in connection with the Haas acquisition, had purchases in U.S. dollars of approximately $8.0 million and purchases in Israeli shekels of approximately 20.4 million. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

        From September 30, 2011 to September 30, 2012, the U.S dollar strengthened slightly against the pound by $0.03 (from $1.61 to $1.58). From September 30, 2012 to September 30, 2013, the U.S dollar strengthened slightly against the pound by $0.02 (from $1.58 to $1.56). From September 30, 2013 to September 30, 2014, the U.S dollar weakened against the pound by $0.10 (from $1.56 to $1.66). A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds, whereas a weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds. As a result of the slight movement of the U.S. dollar during fiscal 2012, 2013 and 2014, currency transactions did not have a material impact on our financial results during those periods. A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $1.2 million and $1.2 million during fiscal 2013 and 2014, respectively, attributable to our foreign currency transactions. A corresponding decrease would have resulted in a decrease in our net income of approximately $1.2 million and $1.2 million during fiscal 2014 and 2013, respectively.

        We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of September 30, 2014, we had no outstanding currency forward and option contracts. We do not enter into currency forward and option contracts for trading or speculative purposes.

  Interest Rate Risk

        Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities." If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of September 30, 2014, annual cash interest expense, including fees under our revolving facility, would have been approximately $32.9 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $9.3 million per year, without taking into account the effect of any hedging instruments.

        We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. However, we are not currently a party to any swap agreements.

        We do not hold or issue derivative financial instruments for trading or speculative purposes.

  Fuel Price Risk

        Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs (which consists of in-bound and out-bound freight-related costs, net of freight revenue) during fiscal 2014 and 2013 was approximately $18.1 million and $6.6 million, respectively, and as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. See Part I, Item 1A. "Risk Factors—We may be materially adversely affected by high fuel prices." We do not use derivatives to manage our exposure to fuel prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wesco Aircraft Holdings, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Wesco Aircraft Holdings, Inc. and its subsidiaries at September 30, 2014 and September 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to a lack of a sufficient complement of accounting and financial reporting personnel with an appropriate level of accounting knowledge and experience commensurate with the Company's financial reporting requirements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Haas Group Inc. from its assessment of internal control over financial reporting as of September 30, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Haas from our audit of internal control over financial reporting. Haas Group Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 11% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2014.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
December 1, 2014

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2014 and 2013

(In thousands, except share and per share data)

	2014	2013
Assets
Current assets
Cash and cash equivalents	$104,775	$78,716
Accounts receivable, net of allowance for doubtful accounts of $5,332 at September 30, 2014 and $4,464 at September 30, 2013	301,668	155,944
Inventories	754,400	630,264
Prepaid expenses and other current assets	11,701	12,195
Income taxes receivable	16,314	16,119
Deferred income taxes	49,188	39,671

Total current assets	1,238,046	932,909
Property and equipment, net	49,264	26,794
Deferred financing costs, net	15,602	8,741
Goodwill	861,575	562,493
Intangible assets, net	234,945	99,641
Deferred income taxes	272	—
Other assets	12,570	574

Total assets	$2,412,274	$1,631,152

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$159,608	$98,934
Accrued expenses and other current liabilities	31,596	21,047
Income taxes payable	5,884	2,953
Capital lease obligations—current portion	1,578	1,184
Long-term debt—current portion	23,437	—

Total current liabilities	222,103	124,118
Capital lease obligations	2,606	1,414
Long-term debt	1,079,219	568,000
Deferred income taxes	113,218	72,184
Other liabilities	2,838	—

Total liabilities	1,419,984	765,716
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share, authorized—950,000,000 at year end 2014 and 2013; issued—97,010,286 and 94,776,683 shares at year-end 2014 and 2013; outstanding—96,384,061 and 94,150,458 shares at year end 2014 and 2013, respectively	97	95
Additional paid-in capital	413,019	387,636
Accumulated other comprehensive loss	(10,822)	(10,189)
Less treasury stock, at cost, 626,225 shares as of September 30, 2014 and September 30, 2013	(8,452)	(8,452)
Retained earnings	598,448	496,346

Total stockholders' equity	992,290	865,436

Total liabilities and stockholders' equity	$2,412,274	$1,631,152

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended September 30, 2014, 2013 and 2012

(In thousands, except per share data)

	2014	2013	2012
Net sales	$1,355,877	$901,608	$776,206
Cost of sales	937,446	579,309	492,636

Gross profit	418,431	322,299	283,570
Selling, general and administrative expenses	234,497	141,497	124,738

Income from operations	183,934	180,802	158,832
Interest expense, net	(29,225)	(25,178)	(24,646)
Other income (expense), net	2,199	2,003	(524)

Income before provision for income taxes	156,908	157,627	133,662
Provision for income taxes	(54,806)	(52,815)	(41,487)

Net income	$102,102	$104,812	$92,175

Net income per share:
Basic	$1.06	$1.12	$1.00

Diluted	$1.05	$1.09	$0.96

Weighted average shares outstanding:
Basic	95,951	93,285	92,058
Diluted	97,606	95,844	95,712
Other comprehensive income, net	(633)	(4,459)	2,242

Comprehensive income	$101,469	$100,353	$94,417

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended September 30, 2014, 2013 and 2012

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, September 30, 2011	85,717	$86	$336,998	$(7,972)	$—	$299,359	$628,471
Issuance of common stock from stock options exercised	1,729	2	7,375	—	—		7,377
Issuance of common stock related to the vesting of restricted stock units	5,604	5	—	—	—		5
Excess tax benefit related to restricted stock units and stock options exercised	—	—	21,471	—	—		21,471
Stock-based compensation	38	—	1,626	—	—		1,626
Net income	—	—	—	—	—	92,175	92,175
Other comprehensive income	—	—	—	2,242	—		2,242

Balance, September 30, 2012	93,088	$93	$367,470	$(5,730)	$—	$391,534	$753,367

Issuance of common stock from stock options exercised	2,133	$2	$9,893	$—	$—	$—	$9,895
Purchase of treasury stock	—	—	—	—	(8,452)	—	(8,452)
Issuance of common stock, net of forfeitures	183	—	—	—	—	—	—
Excess tax benefit related to restricted stock units and stock options exercised	—	—	6,879	—	—	—	6,879
Stock-based compensation	—	—	3,394	—	—	—	3,394
Net income	—	—	—	—	—	104,812	104,812
Other comprehensive income	—	—	—	(4,459)	—	—	(4,459)

Balance, September 30, 2013	95,404	$95	$387,636	$(10,189)	$(8,452)	$496,346	$865,436

Issuance of common stock from stock options exercised	2,069	$2	$9,641	$—	$—	$—	$9,643
Issuance of common stock, net of forfeitures	165	—	—	—	—	—	—
Excess tax benefit related to restricted stock units and stock options exercised	—	—	10,235	—	—	—	10,235
Stock-based compensation	—	—	5,507	—	—	—	5,507
Net income	—	—	—		—	102,102	102,102
Other comprehensive income	—	—	—	(633)	—		(633)

Balance, September 30, 2014	97,638	$97	$413,019	$(10,822)	$(8,452)	$598,448	$992,290

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities
Net income	$102,102	$104,812	$92,175
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	12,636	6,599	4,427
Depreciation	8,766	4,781	5,536
Amortization of deferred financing costs	3,300	7,788	2,803
Bad debt and sales return reserve	965	411	(218)
Non-cash foreign currency exchange	(5,437)	(321)	436
Non-cash stock-based compensation	5,507	3,394	1,626
Excess tax benefit related to restricted stock units and stock options exercised	(10,235)	(6,879)	(21,476)
Change in value of derivative	—	—	(1,703)
Income from equity investment	(141)	—	—
Deferred income tax provision	8,273	9,941	20,616
Gain (loss) on fixed asset disposal	(52)	—	331
Changes in assets and liabilities
Accounts receivable	(38,545)	(26,972)	(21,802)
Income taxes receivable	19,003	35,952	(18,022)
Inventories	(55,002)	(72,563)	(32,344)
Prepaid expenses and other assets	5,799	(3,335)	(2,431)
Accounts payable	3,099	19,330	21,836
Accrued expenses and other liabilities	(8,830)	1,071	1,833
Income taxes payable	2,481	820	946

Net cash provided by operating activities	53,689	84,829	54,569

Cash flows from investing activities
Purchases of property and equipment	(10,517)	(7,882)	(4,528)
Acquisition of business, net of cash acquired	(560,986)	—	(131,894)

Net cash used in investing activities	(571,503)	(7,882)	(136,422)

Cash flows from financing activities
Proceeds from issuance of long-term debt	565,000	625,000	95,000
Repayment of long-term debt	(30,344)	(683,000)	(25,000)
Financing fees	(10,161)	(7,274)	—
Repayment of capital lease obligations	(1,338)	(1,146)	(1,984)
Excess tax benefit related to restricted stock units and stock options exercised	10,235	6,879	21,476
Proceeds from exercise of stock options	9,643	9,895	7,377
Purchase of treasury stock	—	(8,452)	—

Net cash provided by (used in) financing activities	543,035	(58,098)	96,869

Effect of foreign currency exchange rates on cash and cash equivalents	838	(989)	315

Net increase in cash and cash equivalents	26,059	17,860	15,331
Cash and cash equivalents, beginning of period	78,716	60,856	45,525

Cash and cash equivalents, end of period	$104,775	$78,716	$60,856

Supplemental disclosure of cash flow information (see Note 16)

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1. Organization and Business

        Wesco Aircraft Holdings, Inc. (the "Company") is a distributor and provider of comprehensive supply chain management services to the global aerospace industry. The Company's services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, or JIT delivery, and point-of-use inventory management.

        In addition to the central stocking facilities, the Company uses a network of forward-stocking locations to service its customers in a JIT and or ad hoc manner. There are over 20 stocking locations around the world with concentrations in North America and Europe. In addition to product fulfillment, the Company also provides comprehensive supply chain management services for selected customers. These services include procurement and just-in-time inventory management and delivery services.

        On February 28, 2014, 100% of the outstanding stock of Haas Group, Inc. was acquired by the Company. In accordance with the Accounting Standards Codification ("ASC") 805, Business Combinations, the acquired assets and liabilities assumed have been recorded at fair value for the interests acquired.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Wesco Aircraft Hardware, Wesco Aircraft Europe, Flintbrook Limited, Wesco Aircraft Germany GmbH, Wesco Aircraft France SAS, Wesco Aircraft Israel Limited, Wesco Aircraft Italy SRL, Wesco Aircraft Hardware India Pvt., Limited, Wesco Aircraft Trading Shanghai Co., Limited, Interfast Europe Limited, Interfast USA Inc., Interfast USA Holdings Inc and Haas Group, Inc. All intercompany accounts and transactions have been eliminated. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. The Company holds a 45% ownership interest in Haas FineChem (Shanghai) Company Ltd. and a 49% ownership interest in AVIC Haas Chemical, both located in China. Both of these entities are accounted for using the equity method of accounting.

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, receivable valuations and allowance for sales returns, inventory valuations of excess and obsolete inventories, the useful lives of long-lived assets including property, equipment and intangible assets, annual goodwill impairment assessment, stock-based compensation, income taxes and contingencies. Actual results could differ from such estimates.

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

        The Company's allowance for doubtful accounts activity consists of the following:

	Balance at Beginning of Period	Charges to Cost and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts at September 30, 2012	4,257	—	(190)	4,067
Allowance for doubtful accounts at September 30, 2013	4,067	714	(317)	4,464
Allowance for doubtful accounts at September 30, 2014	4,464	1,159	(291)	5,332

Inventories

        The Company's inventory is comprised solely of finished goods. Inventories are stated at the lower of cost or market. The method by which amounts are removed from inventory are weighted average cost for all inventory, except for chemical parts for which FIFO is used. In-bound freight-related costs of $1,440 and $0 as of September 30, 2014 and September 30, 2013 are included as part of the cost of inventory held for resale. The Company records provisions, as appropriate, to write-down excess and obsolete inventory to estimated net realizable value. The process for evaluating excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be able to be sold in the normal course of business. This process is described in Note 5 below.

Property and Equipment

        Property and equipment are stated at cost, less accumulated amortization and depreciation, computed using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the assets. Expenditures for repair and maintenance costs are expensed as incurred, and expenditures for major renewals and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any gain

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

or loss is reflected in the Company's consolidated statements of operations. The useful lives for depreciable assets are as follows:

Buildings and improvements	5 - 40 years
Machinery and equipment	5 - 9 years
Furniture and fixtures	7 years
Vehicles	5 years
Computer hardware and software	3 - 5 years

Impairment of Long Lived Assets

        The Company assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. The Company has determined that its asset group for impairment testing is comprised of the assets and liabilities of each of its reporting units, which consists of Wesco North America, Wesco Rest of World, Haas North America and Haas Rest of World, as this is the lowest level of identifiable cash flows. The Company has identified customer relationships as the primary asset because it is the principal asset from which the reporting units derive their cash flow generating capacity and has the longest remaining useful life. The recoverability is assessed by comparing the carrying value of the asset group to the undiscounted cash flows expected to be generated by these assets. Impairment losses are measured as the amount by which the carrying values of the primary assets exceed their fair values. To date, the Company has not recognized an impairment charge related to the write-down of long-lived assets.

Deferred Financing Costs

        Deferred financing costs are amortized using the effective interest method over the term of the related credit arrangement; such amortization is included in interest expense in the consolidated statement of comprehensive income. Amortization of deferred financing costs was $3,300, $7,788 and $2,803, respectively, for the years ended September 30, 2014, 2013 and 2012. As of September 30, 2014 and 2013, the remaining unamortized deferred financing costs are $15,602 and $8,741, respectively.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets acquired in a business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

disposition of a reporting unit or a portion thereof. Goodwill and indefinite lived intangibles impairment testing is performed at the reporting unit level on July 1 of each year.

        Step 0 allows an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If the entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any; otherwise, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

        The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. For periods prior to the Haas acquisition, our reporting units are consistent with our operating segments. As part of the Haas acquisition, we added two reporting units, however, our operating segments remain the same. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis and market earnings multiples. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit's goodwill exceeds its fair value, the second step measures the impairment loss, if any.

        The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The company only performed step 0 in fiscal 2013 and 2014.

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

        The Company tests its indefinite-lived intangible asset, consisting of a trademark, for impairment on July 1 each year, or whenever events or circumstances indicate that it is more likely than not that its carrying value exceed its fair values. Fair value is estimated as the discounted value of future revenues using a royalty rate that a third party would pay for use of the asset. Variation in the royalty rate used could impact the estimate of fair value. If the carrying amount of an asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        The Company reviewed the carrying value of our reporting units and indefinite-lived intangible assets by comparing such amount to its fair value and determined that the carrying amount did not exceed its respective fair value. During the years ended September 30, 2014, 2013 and 2012, the fair value of our reporting units was in excess of the reporting units' carrying values. Additionally, the fair value of our indefinite-lived intangible assets was in excess of its carrying value. Accordingly, management believes there are no impairments as of September 30, 2014 related to either goodwill or the indefinite-lived intangible asset.

Fair Value of Financial Instruments

        The Company's financial instruments includes cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and line of credit, which approximate fair value because of their short-term maturities. The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date (Level 2 measurement as described in Note 10. "Fair Value of Financial Instruments"). The carrying amounts and fair value of the debt instruments as of September 30, 2014 were as follows:

	Carrying Value	Fair Value
$625,000 term loan A	$550,781	$550,781
$525,000 term loan B	$511,875	$511,875
$200,000 revolving line of credit	$40,000	$40,000

Comprehensive Income

        ASC 220, Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity, except those resulting from investments by or distributions to stockholders. The Company's comprehensive income consists of foreign currency translation adjustments.

Revenue Recognition

        The Company recognizes product and service revenue when (i) persuasive evidence of an arrangement exists, (ii) title transfers to the customer, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

        In connection with the sales of its products, the Company often provides certain supply chain management services to its JIT customers. These services include the timely replenishment of products at the customer site, while also minimizing the customer's on-hand inventory. These services are provided by the Company contemporaneously with the delivery of the product, and as such, once the product is delivered, the Company does not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point the Company has satisfied its obligations to the customer. The Company does not account for these

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. Additionally, the Company does not present service revenues apart from product revenues, as the service fee revenues represent less than 10% of the Company's consolidated net sales.

        The Company reports revenue on a gross or net basis based on management's assessment of whether the Company acts as a principal or agent in the transaction and in accordance with the guidance of ASC 605-45-45, Revenue Recognition-Principal Agent Considerations, in the Company's presentation of sales and costs of revenue. If the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded as gross in the consolidated statements of earnings. If the Company does not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statement of comprehensive income. The majority of the Company's revenue is recorded on a gross basis with the exception of certain gas, energy and chemical manager service contracts that are recorded as net revenue.

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

Shipping and Handling Costs

        The Company records revenue for shipping and handling billed to its customers. Shipping and handling revenues were approximately $6,951, $1,304 and $765 for the years ended September 30, 2014, 2013 and 2012, respectively.

        Shipping and handling costs are primarily included in cost of sales. Total shipping and handling costs were approximately $24,801, $8,330 and $6,202 for the years ended September 30, 2014, 2013 and 2012, respectively.

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

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The Company's foreign subsidiaries are taxed in local jurisdictions at local statutory rates.

Concentration of Credit Risk and Significant Vendors

        The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk from cash and cash equivalents.

        The Company purchases its products on credit terms from vendors located throughout North America and Europe. For the years ended September 30, 2014, 2013 and 2012, the Company made approximately 15%, 20% and 21%, respectively, of its purchases from Precision Castparts Corporation and the amounts payable to this vendor were approximately 6%, 14% and 13% of accounts payable at September 30, 2014, 2013 and 2012, respectively. Additionally, for the years ended September 30, 2014, 2013 and 2012, the Company made approximately 15%, 19% and 23%, respectively, of its purchases from Alcoa Fastening Systems and the amounts payable to this vendor were approximately 10%, 14% and 15% of amounts payable at September 30, 2014, 2013 and 2012, respectively. The majority of the products the Company sells are available through multiple channels and, therefore, this reduces the risk related to any vendor relationship.

        For the years ending September 30, 2014, 2013 and 2012, the Company derived approximately 8%, 4% and 9%, respectively, of its recorded sales from The Boeing Company and the accounts receivable balance associated with this customer was approximately 2%, 7% and 3% at September 30, 2014, 2013 and 2012, respectively.

Foreign Currency Translation

        The financial statements of the foreign subsidiaries are translated into U.S. Dollars in accordance with ASC 830, Foreign Currency Matters. The financial statements of foreign subsidiaries and affiliates where the local currency is the functional currency are translated into U.S. Dollars using exchange rates in effect at each year-end for assets and liabilities and average exchange rates during the period for results of operations. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are reported as other income (expense), net in the consolidated statement of income. For the years ended September 30, 2014, 2013 and 2012, foreign currency transaction gains (losses) were approximately $1,555, $1,748 and $(277), respectively.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all stock-based awards to employees and directors to be recognized as stock-based compensation expense based upon their fair values on the

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

date of grant. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, which provides guidance regarding the interaction of ASC 718 and certain SEC rules and regulations. The Company has applied the provisions of SAB No. 107 in its adoption of ASC 718.

        ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. The Company has estimated the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. The Company recognizes the stock-based compensation expense over the requisite service period (generally a vesting term of 3 years) using the graded vesting method for performance condition awards and the straight line method for service condition only awards, which is generally a vesting term of 3 years. Stock options typically have a contractual term of 10 years. The stock options granted had an exercise price equal to the closing stock price of the Company's common stock on the grant date. Compensation expense for restricted stock units and awards are based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance based awards reflects the estimated probability that the performance condition will be met.

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

	September 30
	2014	2013	2012
	(In thousands, except per share data)
Net income	$102,102	$104,812	$92,175

Basic weighted average shares outstanding	95,951	93,285	92,058
Dilutive effect of stock options and restricted shares	1,655	2,559	3,654

Dilutive weighted average shares outstanding	97,606	95,844	95,712

Basic net income per share	$1.06	$1.12	$1.00

Diluted net income per share	$1.05	$1.09	$0.96

        Shares of common stock equivalents of 510,800, zero and 273,315 for fiscal 2014, 2013 and 2012, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 3. Recent Accounting Pronouncements

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 became effective during the first quarter of fiscal 2014 and did not have a material impact on the Company's consolidated financial statements.

        In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which addresses revised guidance on reporting discontinued operations. This revised guidance defines a discontinued operation as a disposal of a component or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years, with earlier adoption permitted. The Company does not anticipate the adoption of ASU 2014-08 to have a significant impact on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)."ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements and the implementation approach to be used

        In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period (ASU 2014-12). This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company currently is evaluating the impact of the adoption of ASU 2014-12 on its financial statements and disclosures.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 3. Recent Accounting Pronouncements (Continued)

        In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (ASU 2014-15), which amends ASC Subtopic 205-40 to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. Specifically, the amendments (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.

Note 4. Acquisitions

2014 Acquisition

        On February 28, 2014 through its wholly owned subsidiary, Flyer Acquisition Corp, the Company acquired 100% of the outstanding shares of Haas Group Inc. ("Haas"), for a purchase price of $560,200.

        The acquisition of Haas was financed through a combination of a new $525,000 term loan B facility, cash on hand and drawings under our revolving line of credit. As a result of the acquisition, Haas became a wholly-owned subsidiary of the Company. The Company incurred transaction related costs of $6,700, and such costs were expensed as incurred.

        Haas is a provider of chemical supply chain management services to the commercial aerospace, airline, military, energy, and other markets, helping its customers reduce costs and comply with increasingly complex regulatory requirements for chemical usage. The acquisition of Haas expands the Company's existing customer base and active stock-keeping units, while also providing the Company with opportunities to increase sales by leveraging and cross-selling into Wesco's and Haas' respective customer bases. In addition, we believe the addition of Haas' proprietary information technology system (tcmIS), which interfaces directly with customer and supplier enterprise resource planning systems, and its experienced senior management team, will benefit Wesco going forward.

        The goodwill related to the Haas acquisition represents the value paid for assembled workforce, its international geographic presence and synergies expected to arise after the acquisition. None of the goodwill resulting from the Haas acquisition is deductible for income tax purposes. The goodwill is allocated based on each reporting units results to the North America and the Rest of World segments.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 4. Acquisitions (Continued)

        The Company finalized the purchase price allocation during the fourth quarter of 2014. The preliminary fair values of assets acquired and liabilities assumed on the acquisition date and the final allocations were as follows (in thousands):

	Preliminary	Final	Adjustment
Current assets	$195,351	$191,232	$(4,119)
Property and equipment	20,121	19,306	(815)
Other assets	13,061	11,061	(2,000)
Trademarks	15,200	16,100	900
Customer relationships	77,400	97,400	20,000
Technology	32,400	34,400	2,000
Goodwill	316,311	299,039	(17,272)

Total assets acquired	$669,844	$668,538	$(1,306)
Total liabilities assumed	(109,644)	(108,338)	1,306

Purchase price, net of liabilities assumed	$560,200	$560,200	$—

        The excess purchase price over the fair value of the net identifiable assets acquired was recorded as goodwill. The fair value assigned to the identifiable intangible assets acquired was based on an income approach method using assumptions and estimates derived by Company management. It was determined that the Haas trademark has a 15-year useful life, customer relationships have a 15-year estimated useful life and Haas' technology has a 10-year estimated useful life. Factors considered in the determination of its useful lives include customer attrition rates, technology life cycles, and patent and trademark laws.

        The results of Haas since the acquisition have been included in the consolidated financial statements and are included in the North America and Rest of World segments based on actual results of the reporting units.

        Haas consolidated net sales and net earnings included in the financial statements since the acquisition date were $356,154 and $2,850, respectively.

Pro Forma Consolidated Results

        The following pro forma information presents the financial results as if the acquisition of Haas had occurred on October 1, 2013 (in thousands, except per share data). The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of the acquisition. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the Company. We did not have any material, nonrecurring

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 4. Acquisitions (Continued)

pro forma adjustments directly attributable to the business combination in the reported pro-forma net sales and earnings.

	Year ended September 30,
	2014	2013
Pro forma net sales	$1,591,538	$1,462,164
Pro forma net income attributable to Wesco Aircraft Holdings, Inc.	$102,652	$109,781
Pro forma net income per common share amounts:
Basic net income attributable to Wesco Aircraft Holdings, Inc.	$1.07	$1.18
Diluted net income attributable to Wesco Aircraft Holdings, Inc.	$1.05	$1.15

2012 Acquisition

        On July 3, 2012, the Company acquired substantially all of the assets of Interfast, Inc., an Ontario corporation ("Interfast"). Interfast was a Toronto-based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace, electronics and general industrial markets. The acquisition of Interfast provided the Company stronger relationships with strategic customers, a greater presence with commercial MRO (maintenance, repair and overhaul) providers and an entry into the high-end industrial fastener market.

        The aggregate purchase price of the acquisition amounted to $131,894 which was funded by $95,000 in borrowings under the $150,000 revolving facility and $36,894 in cash. The Company incurred transaction related costs of $2,857; such costs were expensed as incurred.

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

        The fair value assigned to the identifiable intangible assets acquired was based on an income approach method using assumptions and estimates derived by Company management. It was determined the customer relationships have a 15-year estimated useful life, the Interfast trademark has a 10-year useful life, the Interfast backlog has a 2-year useful life and the Interfast non-compete agreement has a useful life of 3 years. Factors considered in the determination of its useful lives include Interfast's performance over its forty six year history, its relative size as compared to its competitors and its ability to provide product that is difficult to source.

        The goodwill related to the Interfast acquisition represents the value paid for assembled workforce, its international geographic presence in eastern Canada, and synergies expected to arise after the Interfast Acquisition. The results of the acquisition have been included in the consolidated financial statements from the date of closing and are included within the North American Segment. The acquisition was not considered material, as a result no pro forma information has been provided.

Note 5. Excess and Obsolescence Reserve Policy

        The Company performs a monthly inventory analysis and records excess and obsolescence expense after weighing a number of factors, including historical sell-through rates, current selling and buying patterns, forecasted future sales, program delays or cancellations, inventory quantities and aging, shelf-life expirations, damage to products, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. These factors are described in greater detail below. For the Company's chemical products, no reserve is recorded for items where the customer is responsible for any excess and obsolete product.

        As of September 30, 2014 and 2013, the Company's excess and obsolete reserve was approximately $143,736 and $121,129, respectively. Of these amounts, approximately $17,700 and $8,710 was recorded during the year ended September 30, 2014 and 2013, respectively. The Company believes that these amounts appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 5. Excess and Obsolescence Reserve Policy (Continued)

pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, which may result in us maintaining excess and slow-moving quantities of inventories.

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

        Given the length of manufacturers' lead times, the Company's desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions and variability within specific customer programs, inventory quantities may increase at a rate higher than the Company originally anticipated, which can impact the amount of excess and slow-moving inventory the Company holds.

        A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $17,283 of its inventory. However, the Company's chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit. In such instances, a full reserve is taken against such inventory. In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

        Based on the Company's current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual products can be sold and customer buying patterns, the Company maintains an unreserved slow-moving inventory of $22,398, which it believes based on historical and anticipated sell through rates will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it is necessary to reserve for a portion of this $22,398 of inventory.

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

fees and expenses associated with company-related meetings. The Company incurred expense of approximately $1,077, $1,053 and $1,079 and for the years ended September 30, 2014, 2013 and 2012, respectively, related to this management agreement. These amounts were paid to The Carlyle Group during the years ended September 30, 2014, 2013 and 2012.

        The Company leases several office and warehouse facilities under operating lease agreements from entities controlled by the Company's chief executive officer ("CEO"). Rent expense on these facilities was approximately $1,826, $1,754 and $1,750 for the years ended September 30, 2014, 2013 and 2012, respectively (see Note 14).

Note 7. Property and Equipment, net

        Property and equipment, net, consist of the following:

	2014	2013
Land, buildings and improvements	$25,817	$15,468
Machinery and equipment	16,133	12,872
Furniture and fixtures	5,002	3,064
Vehicles	951	871
Computer hardware and software	26,688	18,749
Construction in progress	4,347	3,492

	78,938	54,516
Less: accumulated depreciation	(29,674)	(27,722)

Property and equipment, net	$49,264	$26,794

        At September 30, 2014, 2013 and 2012, property and equipment included assets of approximately $6,845, $9,345 and $6,422, respectively, acquired under capital lease arrangements. Accumulated amortization of assets acquired under capital leases was approximately $2,713, $6,700 and $5,680 as of September 30, 2014, 2013 and 2012, respectively.

        Depreciation and amortization expense for property and equipment was approximately $8,766, $4,781 and $5,536 during the years ended September 30, 2014, 2013 and 2012, respectively (including amortization expense of approximately $1,427, $1,020 and $2,114 on assets acquired under capital leases for 2014, 2013 and 2012, respectively).

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 8. Goodwill and Intangible Assets, net

        A reconciliation of the Company's goodwill balance is as follows:

	September 30, 2014	September 30, 2013
Beginning balance	$562,493	$563,896
Foreign currency translation	43	(1,403)
Haas acquisition	299,039	—

Ending balance	$861,575	$562,493

        As of September 30, 2014 and 2013, the gross amounts and accumulated amortization of intangible assets is as follows:

	2014		2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships (12 to 20 year life)	$181,687	$(33,401)	$84,237	$(24,842)
Trademarks (5 years to indefinite life)	56,524	(2,372)	40,425	(1,637)
Backlog (2 year life)	4,327	(4,327)	4,327	(3,136)
Non-compete agreements (3 to 4 year life)	1,457	(1,343)	1,457	(1,190)
Technology (10 year life)	34,400	(2,007)	—	—

Total intangible assets	$278,395	$(43,450)	$130,446	$(30,805)

        The Company has not incurred any goodwill impairment losses since inception. See Note 18 for goodwill by segment.

        Estimated future intangible amortization expense at September 30, 2014 is as follows:

2015	$15,993
2016	15,878
2017	15,878
2018	15,878
2019	15,878
Thereafter	117,608

$197,113

        Amortization expense included in the accompanying statements of operations for the years ended September 30, 2014, 2013 and 2012 was $12,636, $6,599 and $4,427, respectively. In addition to its amortizing intangibles, the Company assigned an indefinite life to the Wesco Aircraft trademark. As of September 30, 2014 and 2013, the trademark had a carrying value of $37,832.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 9. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	2014	2013
Accrued compensation and related expenses	$13,894	$14,606
Accrual for commissions	930	447
Accrued professional fees	1,417	596
Accrued customer rebates	2,874	1,743
Accrued taxes (property, sales and use)	3,345	1,467
Accrued interest	1,434	588
Accrual for undermarket contracts	3,232	—
Accrued profit sharing	600	791
Accrued freight and duty	867	—
Other accruals	3,003	809

Accrued expenses and other current liabilities	$31,596	$21,047

Note 10. Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company primarily utilizes reported market transactions and discounted cash flow analyses. The Company uses a three tier fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs. The three broad categories are:

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

Note 10. Fair Value of Financial Instruments (Continued)

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

        Where available, the Company utilizes quoted market prices or observable inputs rather than unobservable inputs to determine fair value.

Note 11. Long-Term Debt

        Long-term debt consists of the following at:

	September 30, 2014	September 30, 2013
	(In thousands)	(In thousands)

$625,000 term loan, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75% - 1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate ("LIBOR") rates plus an applicable margin rate ranging from 1.75% - 2.50%). The applicable margin rates are indexed to the Company's Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 2.50% by the fifth year, of the principal amount of $625,000, with the balance due on the maturity date of December 7, 2017. The applicable interest rate was 2.66% at September 30, 2014.

	550,781	568,000
$525,000 term loan B, with a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan is payable quarterly, commencing on June 30, 2014, in equal installments of 0.25% of the principal amount of $525,000, with the balance due on the maturity date of February 28, 2021. The applicable interest rate was 3.25% at September 30, 2014.	511,875	—

$200,000 revolving line of credit, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75% - 1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate ("LIBOR") rates plus an applicable margin rate ranging from 1.75% - 2.50%). The applicable margin rates are indexed to the Company's Consolidated Leverage Ratio (as such ratio is defined in the senior secured credit facilities) and adjusted each reporting period based on operating results. The revolving facility is due on December 7, 2017. The applicable interest rate was 2.66% at September 30, 2014.

	40,000	—
Less: current portion	(23,437)	—

Long-term debt	$1,079,219	$568,000

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 11. Long-Term Debt (Continued)

        Aggregate maturities of long-term debt as of September 30, 2014 are as follows:

Years Ended September 30,
2015	$23,437
2016	46,875
2017	63,844
2018	467,125
2019 & thereafter	501,375

$1,102,656

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

        Under the terms and definitions of the senior secured credit facilities as of September 30, 2014, the Company's Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) cannot exceed 5.25 (with step-downs on such ratio during future periods) and its Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) cannot be less than 2.25. The senior secured credit facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The Company was in compliance with these covenants as of September 30, 2014. As of September 30, 2014, our Consolidated Total Leverage Ratio was 4.14 and our Consolidated Net Interest Coverage Ratio was 7.05. Borrowings under the senior secured credit facilities are guaranteed by the Company and all of its direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of the Company's assets and the assets of its guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

        As of September 30, 2014, the Company has made voluntary prepayments totaling approximately $19,531 on the $625,000 term loan A and $10,500 on the $525,000 term loan B that have been applied to future required quarterly payments.

        The Company's subsidiary, Wesco Aircraft Europe, Ltd, has available a £7,000 ($11,367 based on the September 30, 2014 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of September 30, 2014.

        As a result of the refinancing of its senior secured credit facility in the first quarter of fiscal 2013, the Company recorded a loss on extinguishment of debt in the amount of $4,960. The loss on extinguishment was recorded as a component of Interest Expense, net in the consolidated statements of

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 11. Long-Term Debt (Continued)

earnings and comprehensive income during the three months ended December 31, 2012. These costs are being amortized over the term of the debt using the effective interest rate method. The total deferred financing costs capitalized at the close of the transaction on December 7, 2012 totaled approximately $11,168.

Note 12. Income Taxes

        Income before provision for income taxes for the years ended September 30, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
U.S. income	$112,841	$115,194	$110,120
Foreign income	44,067	42,433	23,542

Total	$156,908	$157,627	$133,662

        The components of the Company's income tax provision for the years ended September 30, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Current provision
Federal	$32,204	$29,366	$14,007
State and local	1,920	3,943	1,355
Foreign	9,625	9,566	5,744

Subtotal	43,749	42,875	21,106
Deferred provision (benefit)
Federal	9,756	8,901	18,867
State and local	1,497	1,022	1,719
Foreign	(196)	17	(205)

Subtotal	11,057	9,940	20,381

Provision for income taxes	$54,806	$52,815	$41,487

        The tax benefits associated with the exercise of employee stock options and vesting of restricted stock units were recognized in the current year tax return which were in excess of the previously recorded value at the time of grant. During fiscal year 2014, $10,235 of tax benefit has been credited to additional paid in capital.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 12. Income Taxes (Continued)

        A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows for the years ended September 30, 2014, 2013 and 2012:

	2014		2013		2012
Provision for income taxes at statutory rate	$54,917	35.00%	$55,169	35.00%	$46,782	35.00%
State taxes, net of tax benefit	2,221	1.42	3,228	2.05	2,100	1.57
Deemed foreign dividends	7,091	4.52	5,358	3.40	1,838	1.38
Nondeductible items	1,114	0.71	(48)	(0.03)	(498)	(0.38)
Other	1,825	1.16	(2,060)	(1.31)	(407)	(0.30)
IRC Section 199 and 41	(649)	(0.41)	(610)	(0.39)	(3,550)	(2.66)
Foreign income not taxed at the Federal rate	(5,707)	(3.64)	(4,910)	(3.11)	(2,699)	(2.02)
Foreign tax credit	(5,329)	(3.40)	(3,312)	(2.10)	(2,079)	(1.55)
Release of tax contingencies	(677)	(0.43)	—	—	—	—

Actual provision for income taxes	$54,806	34.93%	$52,815	33.51%	$41,487	31.04%

        The increase in our effective tax rate resulted primarily from an increase in certain expenses related to the Haas acquisition which are not tax deductible.

        For the years ended September 30, 2014 and 2013, the components of deferred income tax assets (liabilities) were as follows:

	2014	2013
Current deferred tax assets/(liabilities)
Inventories	$44,688	$34,537
Reserves and other accruals	3,188	2,811
Net operating losses and tax credits	1	0
Compensation accruals	1,927	2,292
Other	(616)	31

Total current deferred tax assets/(liabilities)	49,188	39,671
Non-current deferred tax assets/(liabilities)
Property and equipment	(4,926)	(2,107)
Goodwill and intangible assets	(116,804)	(73,268)
Stock options	2,018	3,062
Deferred financing costs	51	129
Net operating losses and tax credits	11,138	—
Others	507	—

Total non-current deferred tax assets/(liabilities)	(108,016)	(72,184)
Valuation allowance	(4,930)	—

Net deferred tax assets/(liabilities)	$(63,758)	$(32,513)

        As of September 30, 2014, the Company had state and foreign net operating loss carryforwards of $2,839 and $10,013 respectively, which will begin to expire in 2017. As of September 30, 2014, the Company had U.S. foreign tax credit carryforwards of $8,277 which will begin to expire in fiscal 2023.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 12. Income Taxes (Continued)

        Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, impose substantial restrictions on the utilization of net operating losses and other tax attributes in the event of a cumulative ownership change of a corporation of more than 50% over a three-year period. The Company does not believe that there are any limitations on net operating losses or other tax attributes as a result of the Haas acquisition.

        The Company is subject to U.S. federal income tax as well as income taxes in various state and foreign jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is September 30, 2010.

        The undistributed earnings of the Company's foreign subsidiaries, which amount to $128,232, are considered to be indefinitely reinvested and no provision for federal or state and local taxes or foreign withholding taxes has been provided on such earnings. The taxes associated with the undistributed earnings would be between $10,000 and $15,000.

        As of September 30, 2014, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets. As of September 30, 2014, and as a result of the Haas acquisition, the total amount of gross unrecognized tax benefits including penalties and interest was $2,299, of which $2,299, if recognized, would affect the Company's effective tax rate. It is reasonably possible that within the next twelve months approximately $1,100 may be recognized as a result of the lapsing of the statute of limitation.

        The unrecognized tax benefits, which excludes interest and penalties, for the years ended September 30, 2014, 2013 and 2012 are as follows:

2014
Beginning balance	$—
Increases related to tax positions taken during a prior year	2,491
Decreases related to tax positions taken during a prior year	(590)
Increases related to tax positions taken during the current year	—
Decreases related to expiration of statute of limitations	—

Ending balance	$1,901

        The Company determines whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which temporary differences become deductible or includible in taxable income. The Company considers projected future taxable income and tax planning strategies in its assessment. Based upon the level of historical income and projections for future taxable income, the Company believes it is more likely than not that the Company will not realize the benefits

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 12. Income Taxes (Continued)

of the temporary differences related to certain Haas foreign tax credits and Haas foreign net operating losses. Therefore, a valuation allowance has been recorded through purchase accounting against these deferred tax assets.

	Beginning balance	Valuation allowance recorded during the period	Ending balance
Valuation allowance for deferred tax assets:
Year ended September 30, 2014	$0	$4,930	$4,930

Note 13. Stock-Based and Other Compensation Arrangements

        The Company's Amended and Restated Equity Incentive Plan (the "Prior Plan"), which was originally adopted in 2006 and the Company's 2011 Equity Incentive Award Plan (the "2011 Plan" and together with the Prior Plan, the "Plans"), which was adopted in connection with its initial public offering, provide or provided for the issuance of stock options, restricted stock awards, stock option rights and restricted stock units to certain employees and directors of the Company. These awards are subject to call rights by the Company upon the occurrence of certain events, including employee separation. Awards that are called by the Company are valued at fair market value, as determined by the Company's Board of Directors. Following the adoption of the Company's 2011 Plan, no new awards were granted under the Prior Plan. There are 5,850,000 shares authorized for issuance under the 2011 Plan. As of September 30, 2014, there were 4,000,819 shares remaining available for issuance under the 2011 Plan.

Stock Options

        The Company's stock options are eligible to vest over 3 years in three equal annual installments, subject to continued employment on each vesting date. Vested options are exercisable at any time until the earlier of a change in control or 10 years from the date of the option grant. Certain vesting restrictions may apply in the year of change of control. The stock options granted have an exercise price equal to the closing stock price of the Company's common stock on the grant date.

Continuous Employment Conditions

        At September 30, 2014, the Company has outstanding 549,266 unvested time-based stock options under the Plans, which will vest on the basis of continuous employment with the Company. Most of the time-based options vest ratably during the period of service. In case of a liquidity event, all the time-vesting options shall become fully vested and exercisable prior to the effective date of the first liquidity event. A liquidity event includes a sale, transfer or disposition of the equity securities of the Company held by all of the principal stockholders such that following such a transaction the total number of equity shares held by all of the principal stockholders is less than 30% of the total number of shares held at the effective date of acquisition of the Company, or a sale, transfer or other disposition of substantially all of the assets of the Company.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 13. Stock-Based and Other Compensation Arrangements (Continued)

        The following table sets forth the summary of options activity under the Plans:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
September 30, 2012	5,928,935	$5.32	4.9	$50,006,187

Granted	687,338	$13.49
Exercised	(2,133,334)	$4.63
Forfeited options	(244,913)	$14.66

September 30, 2013	4,238,026	$6.46	4.6	$61,338,566

Granted	558,300	$20.87
Exercised	(2,069,055)	$4.66
Forfeited options	(89,015)	$17.52

September 30, 2014	2,638,256	$10.54	5.8	$19,589,147

(1)
Aggregate intrinsic value is calculated on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

        The total intrinsic value of options exercised during fiscal 2014 and 2013 was $34,593 and $25,519, respectively. For the years ended September 30, 2014, 2013 and 2012, the Company recorded $2,946, $1,713 and $716, respectively, of stock-based compensation expense related to these options that is included within selling, general and administrative expenses. At September 30, 2014, the unrecognized stock-based compensation related to these options was approximately $4,445 and is expected to be recognized over a weighted-average period of two years. As of September 30, 2014, there are 2,088,988 options that are exercisable. Cash received from the exercise of stock options by the Company during the years ended September 30, 2014, 2013 and 2012 was approximately $9,643, $9,893 and $7,375, respectively.

Restricted Stock Units and Restricted Stock

        In fiscal 2014, the Company granted 178,800 shares of restricted common stock to employees. These shares are eligible to vest over 3 years in three equal annual installments, subject to continued employment on each vesting date. During the years ended September 30, 2014, 2013 and 2012, the Company granted 26,874, 44,286 and 37,740, respectively, of restricted common shares to its directors. For the years ended September 30, 2014, 2013 and 2012, the Company recorded $2,561, $1,681 and $910, respectively, of stock-based compensation expense related to restricted stock that is included within selling, general and administrative expenses. The restricted stock units do not contain any redemption provisions that are not within the Company's control. Accordingly, these equity awards

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 13. Stock-Based and Other Compensation Arrangements (Continued)

have been classified within stockholders' equity. At September 30, 2014, the unrecognized stock-based compensation related to restricted stock awards was approximately $3,007 and is expected to be recognized over a weighted-average period of two years.

        Restricted share activity during fiscal 2014 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at start of year	156,631	$13.65
Granted(1)	205,674	$20.88
Vested	(156,829)	$17.38
Forfeited	(40,073)	$17.47

Outstanding at end of year	165,403	$18.18

(1)
Under the terms of their respective restricted stock award agreements, holders of restricted stock have the same voting rights as common stock shareholders, such rights exist even if the shares of restricted stock have not vested.

        Fair value of our restricted shares is based on our closing stock price on the date of grant. The fair value of shares that were vested during fiscal 2014, 2013 and 2012 was $2,807, $1,764 and $23,417, respectively. The fair value of shares that were granted during fiscal 2014, 2013 and 2012 was $4,294, $3,426 and $412, respectively. The weighted average fair value at the grant date for restricted shares issued during fiscal 2014, 2013 and 2012 was $20.88, $13.52 and $10.93, respectively. Tax benefits realized from tax deductions associated with option exercises and restricted share activity for 2014, 2013 and 2012 totaled $10,235, $6,879 and $21,476, respectively.

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

        The weighted average assumptions used to value the option grants are as follows:

	2014	2013	2012
Expected life (in years)	6.00	5.97	—
Volatility	45.00%	46.50%	—
Risk free interest rate	1.72%	1.04%	—
Dividend yield	—	—	—

        The Company did not have any options granted during 2012. The weighted average fair value per option at the grant date for options issued during fiscal 2014 and 2013 was $9.36 and $6.08, respectively.

Note 14. Commitments and Contingencies

Operating Leases

        The Company leases office and warehouse facilities (certain of which are from related parties) and warehouse equipment under various non-cancelable operating leases that expire at various dates through February 29, 2024. Certain leases contain escalation clauses based on the Consumer Price Index. The Company is also committed under the terms of certain of these operating lease agreements to pay property taxes, insurance, utilities and maintenance costs.

        Future minimum rental payments under operating leases as of September 30, 2014 are as follows:

	Third Party	Related Party	Total
Years Ended September 30,
2015	$8,479	$1,775	$10,254
2016	6,299	1,775	8,074
2017	5,163	1,775	6,938
2018	3,653	2,177	5,830
2019	2,952	2,177	5,129
Thereafter	5,474	2,169	7,643

	$32,020	$11,848	$43,868

        Total rent expense for the years ended September 30, 2014, 2013 and 2012 was $6,648, $4,654 and $4,218, respectively.

Capital Lease Commitments

        The Company leases certain equipment under capital lease agreements that require minimum monthly payments that expire at various dates through December, 2019. The gross amount of these leases at September 30, 2014 and September 30, 2013 are $4,857 and $2,694, respectively.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 14. Commitments and Contingencies (Continued)

        Future minimum lease payments as of September 30, 2014 are as follows:

2015	$1,705
2016	1,013
2017	730
2018	557
2019	430
Thereafter	422

4,857
Less: Interest	(673)

Total	$4,184

Litigation

        The Company is involved in various legal matters that arise in the normal course of its business. Management, after consulting with outside legal counsel, believes that the ultimate outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company's business, financial position and results of operations or cash flows.

Note 15. Employee Benefit Plan

        The Company maintains a 401(k) defined contribution plan and a retirement saving plan for the benefit of its eligible employees. All full-time employees who have completed at least six months of service and are at least 21 years of age are eligible to participate in the plans. Eligible employees may elect to contribute up to 60% of their eligible compensation. Contributions by the Company were $1,580, $945 and $858 during the years ending September 30, 2014, 2013 and 2012, respectively.

Note 16. Supplemental Cash Flow Information

	Year Ended September 30,
	2014	2013	2012
Cash payments for:
Interest paid	$24,440	$16,343	$21,006

Income taxes paid	$24,457	$5,977	$37,428

Schedule of non-cash investing and financing activities:
Property and equipment acquired pursuant to capital leases	$1,528	$2,923	$116

Property and equipment disposed of pursuant to termination of capital leases	$(5,414)	$—	$(154)

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 17. Quarterly Financial Data (unaudited)

        Summarized unaudited quarterly financial data for quarters ended December 31, 2012 through September 30, 2014 is as follows:

Quarter Ended:	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Net sales	$408,167	$395,628	$327,360	$224,722
Gross profit	119,749	121,535	99,089	78,058
Net income	24,647	28,772	24,312	24,370
Basic net income per share(1)	$0.25	$0.30	$0.25	$0.26
Diluted net income per share(1)	$0.25	$0.29	$0.25	$0.25

Quarter Ended:	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Net sales	$234,339	$230,236	$225,862	$211,170
Gross profit	85,000	81,891	81,308	74,100
Net income	29,972	27,026	29,388	18,426
Basic net income per share(1)	$0.32	$0.29	$0.32	$0.20
Diluted net income per share(1)	$0.31	$0.28	$0.31	$0.19

(1)
Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

Note 18. Segment Reporting

        The Company is organized based on geographic location. The Company's reportable segments are North America and Rest of World.

        The Company evaluates segment performance based on segment operating earnings or loss. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operating decision-maker ("CODM"). The Company's CEO serves as CODM.

        The following table presents net sales and other financial information by business segment (in thousands):

	Year Ended September 30, 2014
	North America	Rest of World	Consolidated
Net sales	$1,030,511	$325,366	$1,355,877
Operating earnings	145,357	38,577	183,934
Interest expense, net	(25,836)	(3,389)	(29,225)
Provision for income taxes	47,459	7,347	54,806
Total assets	2,093,384	406,988	2,412,274
Goodwill	779,395	82,180	861,575
Capital expenditures	9,763	754	10,517
Depreciation and amortization	18,317	3,085	21,402

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 18. Segment Reporting (Continued)

        Changes in the goodwill balance in 2014 are related to the Haas acquisition, of which $223,681 and $75,358 relate to the North America and Rest of World segments respectively.

	Year Ended September 30, 2013
	North America	Rest of World	Consolidated
Net sales	$713,725	$187,883	$901,608
Operating earnings	150,587	30,215	180,802
Interest expense, net	(25,355)	177	(25,178)
Provision for income taxes	45,102	7,713	52,815
Total assets	1,463,598	167,554	1,631,152
Goodwill	555,714	6,779	562,493
Capital expenditures	7,220	662	7,882
Depreciation and amortization	10,425	955	11,380

	Year Ended September 30, 2012
	North America	Rest of World	Consolidated
Net sales	$628,842	$147,364	$776,206
Income from operations	138,391	20,441	158,832
Interest expense, net	(22,756)	(1,890)	(24,646)
Provision for income taxes	38,052	3,435	41,487
Total assets	1,402,409	135,007	1,537,416
Goodwill	557,105	6,791	563,896
Capital expenditures	4,037	491	4,528
Depreciation and amortization	9,101	862	9,963

Geographic Information

        The Company operated principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

        Net sales by geographic area, for the fiscal years ended September 30, 2014, 2013, and 2012, were as follows:

	Year Ended September 30,
	2014		2013		2012
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
United States of America	$950,058	70.1%	$628,220	69.7%	$590,367	76.1%
Canada	46,610	3.4%	73,409	8.1%	28,538	3.7%
United Kingdom	180,535	13.3%	134,943	15.0%	116,809	15.0%
Other European countries	121,589	9.0%	52,927	5.9%	31,087	4.0%
Asia, Pacific Rim, Middle East and other	57,085	4.2%	12,109	1.3%	9,405	1.2%

Total	$1,355,877	100.0%	$901,608	100.0%	$776,206	100.0%

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

Note 18. Segment Reporting (Continued)

        The Company determines the geographic area based on the origin of the sale.

        Long-lived assets by geographic area, for the years ended September 30, 2014, 2013 and 2012 were as follows:

	Year Ended September 30,
	2014	2013	2012
North America	$46,433	$25,048	$19,104
Europe	2,470	1,746	1,665
Asia, Pacific Rim, Middle East and other	361	—	—

	$49,264	$26,794	$20,769

Product and Services Information

        Net sales by product categories, for the years ended September 30, 2014, 2013 and 2012 were as follows:

	Year Ended September 30,
	2014		2013		2012
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Hardware	$837,615	61.8%	$744,741	82.6%	$632,283	81.5%
Chemicals(1)	356,154	26.3%	—	—	—	—
Electronic components	109,616	8.1%	104,383	11.6%	90,311	11.6%
Bearings	31,729	2.3%	32,218	3.6%	26,462	3.4%
Machined parts and other	20,763	1.5%	20,266	2.2%	27,150	3.5%

	$1,355,877	100.0%	$901,608	100.0%	$776,206	100.0%

(1)
The Company did not sell inventory classified as "Chemicals" prior to the acquisition of Haas in 2014.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, and as described below under "Management's Report on Internal Control over Financial Reporting," we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

        We have concluded this material weakness was a direct result of the heightened level of activity associated with the integration of the Haas acquisition, combined with the loss of one senior accounting employee due to attrition and the absence of another key accounting employee due to an illness, both of which impacted the execution of our controls during the fourth quarter of fiscal 2014. Due to these factors, our management and the Board concluded that we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements as of September 30, 2014.

        Recognizing this material weakness, management performed additional analyses and supplementary review procedures and has concluded that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with generally accepted accounting principles. Additionally, this weakness did not result in any material misstatements of the Company's audited consolidated financial statements and disclosures for the year ended September 30, 2014.

        Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Haas, which we acquired on February 28, 2014, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The total assets and total revenues related to Haas are approximately 11% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2014.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2014 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This assessment identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of September 30, 2014.

        The material weakness we identified relates to a lack of a sufficient complement of accounting and financial reporting personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements. The material weakness resulted in certain immaterial audit adjustments to the Company's consolidated financial statements for the year ended September 30, 2014. This material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

        We excluded Haas from our assessment of internal control over financial reporting as of September 30, 2014 because it was acquired by the Company in a purchase business combination on February 28, 2014. The total assets and total revenues related to Haas are approximately 29% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2014

        The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation Plan

        As soon as the issues with key accounting personnel were identified, we launched an extensive program to take corrective actions. This program includes the following actions:

  •
  In October 2014, we engaged a consulting firm with technical expertise in accounting and SEC reporting matters to provide assistance and oversight of the year end close and the preparation of the Annual Report on Form 10-K. This is a temporary mitigating control that will remain in place through much of 2015 to assure sufficient internal accounting and financial reporting resources.

  •
  We have reached an agreement to hire a new global controller with significant technical accounting and SEC-reporting experience who we expect to join us in early January 2015; and

  •
  We are working to hire additional senior financial personnel with appropriate levels of accounting knowledge and experience in 2015.

        We believe we have addressed these concerns on a short-term basis with the engagement of the consulting firm, as described above. On a long-term basis, we expect to finalize these plans to strengthen our financial capabilities early in fiscal 2015. We believe these additional internal controls will be effective in remediating the material weakness described above. As we continue to evaluate and work to improve our internal control over financial reporting, management may take additional measures to address any material weakness or may modify and strengthen the remediation plan.

Changes in Internal Control over Financial Reporting

        During the quarter ended September 30, 2014, our accounting and financial reporting personnel were constrained by the continued integration of Haas, the loss of one senior accounting employee due to attrition, and the illness of another key employee. Other than this change, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, or our 2015 Proxy Statement, filed within 120 days after September 30, 2014 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days after September 30, 2014. To the extent such information is included in our 2015 Proxy Statement within 120 days after September 30, 2014, it is expected to be incorporated by reference to the sections of our 2015 Proxy Statement specified below.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information appearing in our 2015 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Proposal 1—Election of Directors,"

  •
  "Executive Officers,"

  •
  "Section 16(a) Beneficial Ownership Reporting Compliance" and

  •
  "General Information Concerning the Board of Directors, Its Committees and the Company's Corporate Governance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing in our 2015 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Compensation Discussion and Analysis,"

  •
  "General Information Concerning the Board of Directors, Its Committees and the Company's Corporate Governance" and

  •
  "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing in our 2015 Proxy Statement under the following heading is incorporated herein by reference:

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information appearing in our 2015 Proxy Statement under the following headings is incorporated herein by reference:

  •
  "Certain Relationships and Related Party Transactions" and

  •
  "General Information Concerning the Board of Directors, Its Committees and the Company's Corporate Governance."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing in our 2015 Proxy Statement under the following heading is incorporated herein by reference:

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

WESCO AIRCRAFT HOLDINGS, INC.
Dated: December 1, 2014	By:	/s/ RANDY J. SNYDER Randy J. Snyder Chairman of the Board of Directors, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RANDY J. SNYDER Randy J. Snyder	Chairman of the Board of Directors, President and Chief Executive Officer	December 1, 2014
/s/ GREGORY A. HANN Gregory A. Hann	Executive Vice President and Chief Financial Officer	December 1, 2014
/s/ DAYNE A. BAIRD Dayne A. Baird	Director	December 1, 2014
/s/ PAUL E. FULCHINO Paul E. Fulchino	Director	December 1, 2014
/s/ JAY L. HABERLAND Jay L. Haberland	Director	December 1, 2014
/s/ SCOTT E. KUECHLE Scott E. Kuechle	Director	December 1, 2014
/s/ ADAM J. PALMER Adam J. Palmer	Director	December 1, 2014

SIGNATURE	TITLE	DATE

/s/ ROBERT D. PAULSON Robert D. Paulson	Director	December 1, 2014
/s/ NORTON A. SCHWARTZ Norton A. Schwartz	Director	December 1, 2014

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Europe, Ltd. and Interfast Inc., dated May 23, 2012 (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q, dated August 10, 2012, (File No. 001-35253))
2.2
Agreement and Plan of Merger, by and among Wesco Aircraft Holdings, Inc., Flyer Acquisition Corp. and Haas Group Inc., dated as of January 30, 2014 (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 31, 2014 (File No. 001-35253))
3.1
Amended and Restated Certificate of Incorporation of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))
3.2	Amended and Restated Bylaws of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, dated August 17, 2011, (File No. 001-35253))
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))
10.1
Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., RBC Capital Markets, KeyBank National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., BBVA Compass Bank, PNC Bank, National Association, Raymond James Bank, N.A. and the lenders party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))
10.2
First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated February 28, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 28, 2014 (File No. 001-35253))
10.3
Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))
10.4
Credit Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, Royal Bank of Canada, Bank of America, N.A. and the lenders party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))
10.5
First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 13, 2012)

Exhibit Number	Description
10.6	Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.), Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of April 7, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.7
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
10.14
Service Agreement between Wesco Aircraft Europe, Ltd and Alexander Murray, dated as of March 24, 2011 (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
10.15	Executive Severance Agreement between Randy Snyder and Wesco Aircraft Hardware Corp., dated May 8, 2014 (filed herewith)
10.16	Form of Executive Severance Agreement (filed herewith)
10.17
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

Exhibit Number	Description
10.19	Form of Amended and Restated Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))
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
10.24
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
10.26
Amended and Restated Stockholders Agreement of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253)).
10.27	Wesco Aircraft Holdings, Inc. Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.28
Wesco Aircraft Holdings, Inc. 2011 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333- 173381))
10.29
Form of 2011 Equity Incentive Award Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333- 173381))
10.30
Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.31
Form of 2011 Equity Incentive Award Plan Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))

Exhibit Number	Description
10.32	Form of Wesco Aircraft Holdings, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333- 173381))
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document