Form 10-Q
period 2014-12-31
Wesco Aircraft Holdings, Inc
filed 2015-02-06
CIK 1378718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of February 5, 2015 was 97,383,707.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2014	2014
Assets
Current assets
Cash and cash equivalents	$99,712	$104,775
Accounts receivable, net of allowance for doubtful accounts of $6,288 and $5,332 at December 31, 2014 and September 30, 2014 , respectively	286,407	301,668
Inventories	800,912	754,400
Prepaid expenses and other current assets	14,681	11,701
Income taxes receivable	12,105	16,314
Deferred income taxes	49,116	49,188
Total current assets	1,262,933	1,238,046
Property and equipment, net	47,937	49,264
Deferred financing costs, net	14,583	15,602
Goodwill	856,090	861,575
Intangible assets, net	228,251	234,945
Deferred income taxes	272	272
Other assets	12,660	12,570
Total assets	$2,422,726	$2,412,274
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$175,242	$159,608
Accrued expenses and other current liabilities	29,893	31,596
Income taxes payable	5,678	5,884
Capital lease obligations—current portion	1,579	1,578
Long-term debt—current portion	23,437	23,437
Total current liabilities	235,829	222,103
Capital lease obligations	2,209	2,606
Long-term debt	1,064,219	1,079,219
Deferred income taxes	113,180	113,218
Other liabilities	4,425	2,838
Total liabilities	1,419,862	1,419,984
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share, authorized—950,000,000 at December 31, 2014 and September 30, 2014; issued and outstanding—97,380,207 and 96,844,878 as of December 31, 2014 and 97,010,286 and 96,384,061 as of September 30, 2014, respectively	97	97
Additional paid-in capital	415,512	413,019
Accumulated other comprehensive loss	(22,471)	(10,822)
Less treasury stock, at cost, 626,225 shares as of December 31 and September 30, 2014	(8,452)	(8,452)
Retained earnings	618,178	598,448
Total stockholders’ equity	1,002,864	992,290
Total liabilities and stockholders’ equity	$2,422,726	$2,412,274

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2014	2013
Net sales	$373,696	$224,722
Cost of sales	261,827	146,664
Gross profit	111,869	78,058
Selling, general and administrative expenses	72,578	37,445
Income from operations	39,291	40,613
Interest expense, net	(9,373)	(4,222)
Other income, net	248	754
Income before provision for income taxes	30,166	37,145
Provision for income taxes	(10,436)	(12,775)
Net income	$19,730	$24,370
Other comprehensive loss, net	(11,649)	(579)
Comprehensive income	$8,081	$23,791
Net income per share:
Basic	$0.20	$0.26
Diluted	$0.20	$0.25
Weighted average shares outstanding:
Basic	96,864	94,869
Diluted	97,710	96,963

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net income	$19,730	$24,370
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	4,008	1,651
Depreciation	2,574	1,400
Amortization of deferred financing costs	1,019	524
Bad debt and sales return reserve	1,027	(19)
Non-cash foreign currency exchange	(2,747)	(1,555)
Non-cash stock-based compensation	2,210	1,528
Income from equity investment	(152)	—
Excess tax benefit related to stock options exercised	(105)	(2,550)
Deferred income tax provision	40	2,367
Changes in assets and liabilities
Accounts receivable	11,138	(2,267)
Inventories	(46,914)	(40,788)
Prepaid expenses and other assets	(3,237)	(3,221)
Income taxes receivable	4,304	6,924
Accounts payable	18,241	(5,924)
Accrued expenses and other liabilities	214	(8,949)
Income taxes payable	(33)	458
Net cash provided by (used in) operating activities	11,317	(26,051)
Cash flows from investing activities
Purchases of property and equipment	(1,299)	(1,853)
Acquisition of business, net of cash acquired	(250)	—
Net cash used in investing activities	(1,549)	(1,853)
Cash flows from financing activities
Repayment of long-term debt	(15,000)	—
Repayment of capital lease obligations	(403)	(273)
Excess tax benefit related to stock options exercised	105	2,550
Proceeds from exercise of stock options	178	2,173
Net cash (used in) provided by financing activities	(15,120)	4,450
Effect of foreign currency exchange rates on cash and cash equivalents	289	287
Net decrease in cash and cash equivalents	(5,063)	(23,167)
Cash and cash equivalents, beginning of period	104,775	78,716
Cash and cash equivalents, end of period	$99,712	$55,549

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Principles

The accompanying consolidated financial statements include the accounts of Wesco Aircraft Holdings, Inc., its wholly owned subsidiaries and equity interests (referred to herein as “Wesco” or the “Company”)  prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 1, 2014.

Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 became effective during the second quarter of fiscal 2014 and did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which addresses revised guidance on reporting discontinued operations. This revised guidance defines a discontinued operation as a disposal of a component or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years, with earlier adoption permitted. The Company does not anticipate the adoption of ASU 2014-08 to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements and the implementation approach to be used.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period (ASU 2014-12). This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If

Note 2. Recent Accounting Pronouncements (continued)

retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company currently is evaluating the impact of the adoption of ASU 2014-12 on its financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, ASU 2014-15  (1) provides a definition of the term “substantial doubt,” (2) requires an evaluation every reporting period, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not anticipate the adoption of ASU 2014-15 will have a significant impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU provides an acquired entity  with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. ASU 2014-17 is effective as of November 18, 2014. The Company will evaluate the effect of this standard in the event of a future business combination.

Note 3. Acquisitions

2014 Acquisition

On February 28, 2014, through its wholly owned subsidiary, Flyer Acquisition Corp, the Company acquired 100% of the outstanding shares of Haas Group Inc. (“Haas”), for a purchase price of $560,450.  During the three months ended December 31, 2014, the Company paid an additional $250 to Haas as a result of a working capital adjustment.

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

The goodwill related to the Haas acquisition represents the value paid for assembled workforce, its international geographic presence and synergies expected to arise after the acquisition. None of the goodwill resulting from the Haas acquisition is deductible for income tax purposes. The goodwill is allocated based on each reporting unit’s results to the North America and the Rest of World segments.

Note 3. Acquisitions (Continued)

The Company revised  the purchase price allocation during the three months ended December 31, 2014 to reflect a $250 payment to Haas’ former owners as a result of a working capital adjustment.  This adjustment resulted in an increase to goodwill of $250 as of December 31, 2014. The preliminary fair values of assets acquired and liabilities assumed on the acquisition date and the final allocations were as follows (in thousands):

	Preliminary	Final	Adjustment
Current assets	$195,351	$191,232	$(4,119)
Property and equipment	20,121	19,306	(815)
Other assets	13,061	11,061	(2,000)
Trademarks	15,200	16,100	900
Customer relationships	77,400	97,400	20,000
Technology	32,400	34,400	2,000
Goodwill	316,311	299,289	(17,022)
Total assets acquired	$669,844	$668,788	$(1,056)
Total liabilities assumed	(109,644)	(108,338)	1,306
Purchase price, net of liabilities assumed	$560,200	$560,450	$250

The excess purchase price over the fair value of the net identifiable assets acquired was recorded as goodwill. The fair value assigned to the identifiable intangible assets acquired was based on an income approach method using assumptions and estimates derived by Company management. It was determined that the Haas trademark has a 15-year useful life, customer relationships have a 15-year estimated useful life and Haas’ technology has a 10-year estimated useful life. Factors considered in the determination of useful lives include customer attrition rates, technology life cycles, and patent and trademark laws.

The results of Haas since the acquisition have been included in the consolidated financial statements and are included in the North America and Rest of World segments based on actual results of the reporting units. Haas’ consolidated net sales and net loss included in the consolidated financial statements for the three months ended December 31, 2014 were $145,333 and $(1,054), respectively.

Pro Forma Consolidated Results

The following pro forma information presents the financial results as if the acquisition of Haas had occurred on October 1, 2013 (in thousands, except per share data). The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of the acquisition. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the Company. We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro-forma net sales and earnings.

	Three months ended December 31,
	2014	2013
Pro forma net sales	$373,696	$363,000
Pro forma net income attributable to Wesco Aircraft Holdings, Inc.	$19,730	$23,587
Pro forma net income per common share amounts:
Basic net income attributable to Wesco Aircraft Holdings, Inc.	$0.20	$0.25
Diluted net income attributable to Wesco Aircraft Holdings, Inc.	$0.20	$0.24

The financial results for the three months ended December 31, 2014 are actual results of the Company, as the acquisition of Haas was consummated on February 28, 2014.

Note 4. Excess and Obsolescence Reserve Policy

The Company performs a monthly inventory analysis and records excess and obsolescence expense after weighing a number of factors, including historical sell-through rates, current selling and buying patterns, forecasted future sales, program delays or cancellations, inventory quantities and aging, shelf-life expirations, damage to products, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. These factors are described in greater detail below. For the Company’s chemical products, no reserve is recorded for items where the customer is responsible for any excess and obsolete product.

As of December 31, 2014 and September 30, 2014, the Company’s excess and obsolete reserve was approximately $149,140 and $143,736, respectively. Of these amounts, approximately $4,068 and $3,299 was recorded during the three months ended December 31, 2014 and 2013, respectively. The Company believes that these amounts appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, as well as inventory that is impacted by macro and micro-economic conditions and variability within specific customer programs.

Excess and Slow-Moving Inventory

Although the Company’s customers are not typically required to purchase a specific quantity of inventory, the Company is able to forecast future sales with a fair degree of precision by monitoring and tracking customers’ production cycles, which forecasting is taken into account when conducting the reserve analysis. The Company further notes that it is required to make commitments to purchase inventory based on manufacturer lead times, which may be up to two years. In addition, the Company may be entitled to obtain price breaks or discounts based on the quantity of inventory committed to purchase.

Given the length of manufacturers’ lead times, the Company’s desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions, strategic purchases to take advantage of favorable pricing terms and variability within specific customer programs, inventory quantities may increase at a rate higher than the Company originally anticipated, which can impact the amount of excess and slow-moving inventory the Company holds.

A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only scrapped $17,415 of its inventory. However, the Company’s chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit. In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual products can be sold and customer buying patterns, the Company maintains an unreserved slow-moving inventory of $24,770, which it believes based on historical and anticipated sell through rates, will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it is necessary to reserve for a portion of this $24,770 of inventory.

Note 5. Goodwill

During the three months ended December 31, 2014, the Company recorded a $5,485 decrease to goodwill. The decrease is primarily a result of foreign currency translations offset by an increase of $250 related to a working capital adjustment during the three months ended December 31, 2014.

	North America	Rest of World	Total
	(In thousands)	(In thousands)	(In thousands)
Goodwill as of September 30, 2014	$779,395	$82,180	$861,575
Adjustment to goodwill from Haas acquisition	187	63	250
Foreign currency translation	(142)	(5,593)	(5,735)
Goodwill as of December 31, 2014	$779,440	$76,650	$856,090

Note 6. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities, and a line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities.  As of December 31, 2014 the carrying amounts of the $1,087,656 aggregate outstanding term loan balance approximated its fair value.  The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date (Level 2).

Note 7. Long-Term Debt

Long-term debt consists of the following as of:

	December 31,	September 30,
	2014	2014
	(In thousands)	(In thousands)

$ 625,000 term loan A facility, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75% - 1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%). The applicable margin rates are indexed to the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) and adjusted each reporting period based on operating results. The term loan is payable quarterly equal to 1.25% the first year, escalating to 2.50% by the fifth year of the principal amount of $625,000, with the balance due on the maturity date of December 7, 2017. The applicable interest rate was 2.67% at December 31, 2014.

	550,781	550,781

$ 525,000 term loan B facility, with a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan is payable quarterly, in equal quarterly installments of 0.25% of the principal amount of $525,000, with the balance due on the maturity date of February 28, 2021. The applicable interest rate was 3.25% at December 31, 2014.	511,875	511,875

$ 200,000 revolving facility, bearing interest based on the ABR (defined as Prime Rate plus an applicable margin rate ranging from 0.75%-1.50%), or Eurodollar (defined as London Inter-Bank Offer Rate (“LIBOR”) rates plus an applicable margin rate ranging from 1.75%-2.50%). The applicable margin rates are indexed to the Company’s Consolidated Leverage Ratio (as such ratio is defined in the senior secured credit facilities) and adjusted each reporting period based on operating results. The revolving facility is due on December 7, 2017. The applicable interest rate was 2.67% at December 31, 2014.	25,000	40,000

Less: current portion	(23,437)	(23,437)
Long-term debt	$1,064,219	$1,079,219

On December 7, 2012, the Company completed a refinancing of its existing debt facilities for the purpose of reducing the applicable interest rate on all loans. The new debt consisted of a $200,000 revolving facility and a $625,000 term loan A facility.  The revolving facility and the term loan A facility, which together we refer to as the existing senior secured credit facilities, mature on December 7, 2017.  On February 27, 2014, the Company borrowed $40,000 under its revolving facility to partially fund the acquisition of Haas, which was consummated on February 28, 2014.

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

Under the terms and definitions of the senior secured credit facilities as of December 31, 2014, the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) cannot exceed 5.00 (with step-downs on such ratio during future periods) and its Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) cannot be less than 2.25.  The senior secured credit facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2014.  Borrowings under the senior secured credit facilities are guaranteed by the Company and all of its direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of the Company’s assets and the assets of its guarantor subsidiaries, including capital stock of subsidiaries (in each case, subject to certain exceptions).

As of December 31, 2014, the Company has made voluntary prepayments totaling approximately $11,719 on the $625,000 term loan A facility and $9,188 on the $525,000 term loan B facility that have been applied to future required quarterly payments. As of December 31, 2014, there was $25,000 of outstanding borrowings under the $200,000 revolving facility.

The Company’s subsidiary, Wesco Aircraft Europe, Ltd, has available a £7,000 ($10,872 based on the December 31, 2014 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of December 31, 2014.

The Company was in compliance with all covenants as of December 31, 2014.

Note 8. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended
	December 31,
	2014	2013
	(In thousands)
Net income	$19,730	$24,370
Foreign exchange translation adjustment	(11,649)	(579)
Total comprehensive income	$8,081	$23,791

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

	Three Months Ended
	December 31,
	2014	2013
	(In thousands, except
	per share data)

Net income	$19,730	$24,370
Basic weighted average shares outstanding	96,864	94,869
Dilutive effect of stock options and restricted stock awards/units	846	2,094
Dilutive weighted average shares outstanding	97,710	96,963
Basic net income per share	$0.20	$0.26
Diluted net income per share	$0.20	$0.25

There were 1,543 and 0 shares of common stock equivalents for the three months ended December 31, 2014 and December 31, 2013, respectively, that were not included in the diluted calculation due to their anti-dilutive effect.

Note 10. Segment Reporting

The Company is organized based on geographical location. The Company’s reportable segments are comprised of North America and Rest of World.

The Company evaluates segment performance based on segment operating earnings or loss. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operating decision-maker (“CODM”). The Company’s interim chief executive officer serves as CODM.

The following table presents net sales and operating income by business segment (in thousands):

	Three Months Ended December 31, 2014
	North	Rest of
	America	World	Consolidated
Net sales	$295,725	$77,971	$373,696
Income from operations	33,504	5,787	39,291
Interest expense, net	(8,041)	(1,332)	(9,373)
Provision for income taxes	(8,508)	(1,928)	(10,436)
Total assets	2,027,023	395,703	2,422,726
Goodwill	779,440	76,650	856,090
Capital expenditures	1,102	197	1,299
Depreciation and amortization	5,492	1,090	6,582

	Three Months Ended December 31, 2013
	North	Rest of
	America	World	Consolidated
Net sales	$176,706	$48,016	$224,722
Income from operations	33,290	7,323	40,613
Interest expense, net	(3,981)	(241)	(4,222)
Provision for income taxes	(10,998)	(1,777)	(12,775)
Total assets	1,463,806	186,163	1,649,969
Goodwill	555,714	6,927	562,641
Capital expenditures	1,744	109	1,853
Depreciation and amortization	2,774	277	3,051

Geographic Information

The Company operates principally in three geographic areas; North America, Europe, and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area for the three months ended December 31, 2014 and December 31, 2013 were as follows:

	Three Months Ended
	December 31,
	2014		2013
	(In thousands)	% of	(In thousands)	% of
	Sales	Sales	Sales	Sales
United States of America	$269,713	72.2%	$158,722	70.6%
Canada	13,529	3.6	14,486	6.4
United Kingdom	47,659	12.8	29,659	13.2
Other European Countries	21,725	5.8	18,357	8.2
Asia, Pacific Rim, Middle East and other	21,070	5.6	3,498	1.6
	$373,696	100.0%	$224,722	100.0%

The Company determines the geographic area based on the origin of the sale.

Note 11. Commitments and Contingencies

The Company is involved in various legal matters that arise in the normal course of its business. Management, after consulting with outside legal counsel, believes that the ultimate outcome of such matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company’s business, financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.

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

Unless otherwise noted in this Quarterly Report on Form 10-Q, the term “Wesco Aircraft” means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms “Wesco,” “the Company,” “we,” “us,” “our” and “our company” mean Wesco Aircraft and its subsidiaries.  References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2015” or “fiscal 2015” means the period from October 1, 2014 to September 30, 2015.

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

Founded in 1953 by the father of our current Chairman of the Board, Wesco has grown to serve over 8,300 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs, and their subcontractors, through which we support nearly all major Western aircraft programs. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors. We have more than 2,700 employees and operate across 80 locations in 19 countries.

On February 28, 2014, we acquired Haas, a provider of chemical supply chain management services to the commercial aerospace, airline, military, energy, and other markets, for a purchase price of $560.5 million. The acquisition of Haas was financed through a combination of a new term loan B facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”), cash on hand and drawings under the revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”). As a result of the acquisition, Haas became a wholly-owned subsidiary of Wesco Aircraft.

Industry Trends Affecting Our Business

Commercial Aerospace Market

We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

During calendar 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During calendar 2011 and 2012, as the global economy began to recover, airline passenger volumes began to increase. During calendar 2013 and 2014, as the global economy remained on solid footing, passenger volumes continued to be robust.  Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, particularly for more fuel-efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft increased in calendar 2011, 2012, 2013 and 2014, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial maintenance, repair and overhaul, or MRO, providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which in turn is expected to drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

Military Aerospace Market

A significant portion of our sales are also reliant on demand for new military aircraft, which is primarily driven by government spending, the timing of military aircraft orders and evolving U.S. Department of Defense strategies and policies. We believe the diversity of the military aircraft programs we service can help us mitigate the impact of program delays, changes or cancellations, through increased sales to other active programs that directly benefit from such delays, changes or cancellations. Going forward, we believe that we will benefit from increases in the production of the Joint Strike Fighter, a program on which we believe our business is well positioned. We also believe that the compelling value proposition that our business model presents to our customers will be even more appealing in an environment of reduced military budgets in the United States.

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

Other Factors Affecting Our Financial Results

Fluctuations in Revenue

There are many factors, such as fluctuations in ad hoc sales, timing of aircraft deliveries, changes in selling prices, the amount of new customers’ consigned inventory and the volume or timing of customer orders that can cause fluctuations in our financial results from quarter to quarter. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons.

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

During fiscal 2014, we modified and extended a contract with an existing customer at the customer’s request that may result in up to a $50 million reduction in net sales to the customer during fiscal 2015 compared to fiscal 2014.

If any of our customers are acquired or controlled by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under Contracts helps to mitigate fluctuations in our financial results, as Contract customers tend to have steadier purchasing patterns than ad hoc customers. However, as mentioned above, our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated usage rates are actually lower. In addition, we believe that during industry growth cycles, our customers’ demand may begin to exceed supplier lead times, which could result in an increase in our ad hoc sales.

Fluctuations in Margins

We added chemicals to our product offerings in connection with our acquisition of Haas on February 28, 2014. Gross profit margins on chemicals are lower than the gross profit margins on many of the products we sold prior to the acquisition of Haas, which has resulted in a reduction in our overall gross profit margins. In addition, our gross profit margins have been negatively impacted to the extent other lower margin product lines, such as electronic components, exceed the growth rates of higher margin product lines.

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

During fiscal 2014 and the quarter ended December 31, 2014, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain relatively consistent throughout fiscal 2015. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

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

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from certain of our suppliers, which tends to result in a temporary inventory reduction and increased cash flow (although, during the current growth cycle, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame). However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2014 and the quarter ended December 31, 2014, we experienced inventory builds of approximately $55.0 million and $46.9 million, respectively, which were primarily driven by strategic purchases (i) to take advantage of favorable pricing, (ii) in anticipation of the expected industry growth cycle and (iii) to support new customer Contracts. We would expect inventory to continue to grow as net sales increase.

Given that growth in our business typically requires us to procure additional inventory, which has a negative impact on our cash flows, we believe that cost of sales as a percentage of inventory is a useful additional metric to use when analyzing our inventory management relative to the growth of our business. Our cost of sales as a percentage of inventory increased from 87.7% for the quarter ended December 31, 2013  to 93.4% for the quarter ended December 31, 2014 (exclusive of any net sales or inventory attributable to the Haas business), which we believe reflects a positive trend in our inventory management relative to the growth of our business. However, we believe that fluctuations in our cost of sales as a percentage of inventory, including deviations from what we believe are longer-term trends, will continue to occur from time-to-time. Factors that may contribute to fluctuations in our cost of sales as a percentage of inventory in the future could include (i) strategic purchases (a) to take advantage of favorable pricing, (b) made in anticipation of the expected industry growth cycle, (c) to support new customer Contracts or (d) to acquire high-volume products that are typically difficult to obtain in sufficient quantities, (ii) changes in supplier lead times and the timing of inventory deliveries, (iii) purchases made in anticipation of future growth (particularly growth in our MRO business) and (iv) purchases made in connection with the expansion of existing Contracts.

Although we believe that during fiscal 2013, fiscal 2014 and the three months ended December 31, 2014, the aerospace industry was experiencing a growth cycle, and accordingly made strategic inventory purchases, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame. We believe that this lower than expected demand is the result of inventory purchases that remain in the supply chain from the last downturn and that it is taking longer for those parts to sell-off. Accordingly, we believe that the strategic inventory purchases we made during fiscal 2013, fiscal 2014 and the three months ended December 31, 2014 combined with this lower-than-expected demand, has had a negative impact on our cash flows.

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter to quarter. These fluctuations are primarily driven by changes, from quarter to quarter, in (i) the timing of sales and (ii) the current average days’ sales outstanding. The completion of customer Contracts with accelerated payment terms can also contribute to these quarter to quarter fluctuations. Similarly, our accounts payable may fluctuate from quarter-to-quarter, which is primarily driven by the timing of purchases or payments made to our suppliers.

Segment Presentation

We conduct our business through two reportable segments: North America and Rest of World. We evaluate segment performance based on segment operating earnings or losses. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision maker, or CODM. Our interim chief executive officer serves as our CODM.

Key Components of Our Results of Operations

The following is a discussion of the key line items included in our financial statements for the periods presented below under the heading “Results of Operations.” These are the measures that management utilizes to assess our results of operations, anticipate future trends and evaluate risks in our business.

Net Sales

Our net sales include sales of hardware, chemicals, electronic components, bearings, tools and machined parts, and eliminate all intercompany sales. We also provide certain services to our customers, including quality assurance, kitting, JIT delivery and point-of-use inventory management. However, these services are provided by us contemporaneously with the delivery of the product, and as such, once the product is delivered, we do not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point we have satisfied our obligations to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement.

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

The principal component of our cost of sales is product cost, which was approximately 96.2% of our total cost of sales for the three months ended December 31, 2014  and 97.2% for the three months ended December 31, 2013. The remaining components are freight and expediting fees, import duties, tooling repair charges, supplies and physical inventory adjustment charges, which collectively were approximately 3.8% and 2.8% of our total cost of sales for the three months ended December 31, 2014 and 2013, respectively.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which first-in first-out (“FIFO”) is used, and inventory excess and obsolescence write-down. Inventory write-down is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess and obsolescence write-down quarterly and adjust the expense and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.” As of December 31, 2014 and 2013, we had recorded an aggregate of approximately $149.1 million and $129.9 million, respectively, to our excess and obsolescence reserve. Of these amounts, approximately $4.1 million and $3.3 million were recorded during the quarter ended December 31, 2014 and 2013, respectively. For a more detailed description of the excess and obsolescence reserves, see Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The principal components of our selling, general and administrative expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; commissions paid to outside sales representatives; travel and other business expenses;

training and recruitment costs; marketing, advertising and promotional event costs; rent; bad debt expense; professional services fees (including legal, audit and tax); and ordinary day-to-day business expenses. Depreciation and amortization expense is also included in selling, general and administrative expenses, and consists primarily of scheduled depreciation for leasehold improvements, machinery and equipment, vehicles, computers, software and furniture and fixtures. Depreciation and amortization also includes intangible amortization expense. During the three months ending December 31, 2014, selling, general and administrative expenses excluding Haas (the Hass expenses include $0.7 million of integration and other restructuring expenses) increased $6.2 million, which included $2.0 million of Haas integration and other restructuring expenses. The remaining increase was to support the growth in our business over the past year.

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”) and our line-of-credit and deferred financing costs, net of interest income.

Other Income (Expense), Net.  Other income (expense), net is primarily comprised of realized foreign exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

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

Inventories

Our inventory is comprised solely of finished goods. Inventories are stated at the lower of cost or market. The method by which amounts are removed from inventory are weighted average cost for all inventory, except for chemical parts for which FIFO is used. In-bound freight-related costs are included as part of the cost of inventory held for resale. We record provisions, as appropriate, to write-down excess and obsolete inventory to estimated net realizable value. The process for evaluating excess and obsolete inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be able to be sold in the normal course of business, which is described in greater detail below under “—Excess and Obsolescence Reserve Policy.”

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

The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by us after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, as well as inventory that is impacted by macro and micro-economic conditions and variability within specific customer programs.

In conducting our monthly reserve analysis with respect to slow-moving inventory, we consider a variety of factors, including historical sell-through rates, current selling and buying patterns, inventory quantities and aging, shelf-life expiration, damage to products, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. Furthermore, although our customers are not typically required to purchase a specific quantity of inventory from us, we are able to forecast future sales with a fair degree of precision by monitoring and tracking our customers’ production cycles, which forecasting is taken into account when conducting our reserve analysis. We further note that we are required to make commitments to purchase inventory based on manufacturer lead times, which, historically could be up to two years. In addition, we may be entitled to obtain price breaks or discounts based on the quantity of inventory we commit to purchase. Given the length of our manufacturers’ lead times, our desire to obtain advantageous inventory pricing, the impact of macro and micro economic conditions, strategic purchases made to take advantage of favorable pricing terms and variability within specific customer programs which can impact the amount of slow-moving inventory we hold, our inventory reserve may increase at a rate higher than we originally anticipated.

Based on our historical experience, we may also have exposure related to our non-excess and non-slow-moving inventory, even though a majority of the products we sell can be sold across multiple aircraft platforms and the lifespan of the products we sell along with the design of the aircrafts that utilize these products is typically not subject to a high degree of obsolescence. However, our chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit. In such instances, a full reserve is taken against such inventory. In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, we do take program delays and cancellations, as well as other positive and negative factors into account when conducting the reserve analysis.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets acquired in a business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill and indefinite lived intangibles impairment testing is performed at the reporting unit level on July 1 of each year and when circumstances change that might indicate impairment.

Step 0 allows an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; entity specific operating results and other relevant entity-specific events. If the entity elects to perform a qualitative assessment and determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform the two-step quantitative impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any; otherwise, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. For periods prior to the Haas acquisition, our reporting units were consistent with our operating segments. Subsequent to the Haas acquisition, we added two additional reporting units (Haas North America and Haas Rest of World). The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis and market earnings multiples. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the fair value exceeds the carrying value of a reporting unit, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of a reporting unit, the second step measures the impairment loss, if any.

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

The assumptions included in the impairment test requires judgment, and changes to the inputs could impact the results of the calculation. Other than management’s internal projections of EBITDA, the primary assumptions used in the impairment test are the weighted-average cost of capital, terminal value growth rate, capital expenditures, working capital and debt free cash flow. Although the Company’s forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future forecasts and results.

The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

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

During the year ended September 30, 2014 and the quarters ended December 31, 2014 and 2013, the fair value of our reporting units was in excess of the reporting units’ carrying values. Additionally, the fair value of our indefinite-lived intangible assets was in excess of its carrying value.

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

In connection with the sale of our products, we often provide certain supply chain management services to our JIT customers. These services include the timely replenishment of products at the customer site, while also minimizing the customer’s on-hand inventory. These services are provided by us contemporaneously with the delivery of the product, and as such, once the product is delivered, we do not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, we have satisfied our obligations to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. Additionally, the Company does not present service revenues apart from product revenues, as the service fee revenues represent less than 1% of the Company’s consolidated net sales.

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction and in accordance with the guidance of ASC 605-45-45, Revenue Recognition-Principal Agent Considerations, in our presentation of net sales and costs of revenue. This guidance requires us to assess whether we act as a principal in the transaction or as an agent acting on behalf of others. If we are the principal in the transaction and have the risks and rewards of ownership, the transactions are recorded as gross in the consolidated statements of earnings. If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statement of comprehensive income. The majority of the Company’s revenue is recorded on a gross basis with the exception of certain gas, energy and chemical manager service contracts that are recorded as net revenue.

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

The following table summarizes the amount of non-cash stock-based compensation expense recognized in our statements of operations:

(Dollars in	Three Months Ended December 31,
thousands)	2014	2013
Non-cash stock-based compensation	$2,210	$1,528

For the years ending September 30, 2015 and 2016, we expect to incur stock-based compensation expense of approximately $9.5 million and $6.0 million, respectively.

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

Results of Operations

	Three Months Ended December 31,
(Dollars in thousands)	2014	2013	($) Change
Consolidated statements of income:
Net sales:
North America	$295,725	$176,706	$119,019
Rest of World	77,971	48,016	29,955
Net sales	373,696	224,722	148,974
Operating earnings:
North America	33,504	33,290	214
Rest of World	5,787	7,323	(1,536)
Total operating earnings	39,291	40,613	(1,322)
Interest expense, net	(9,373)	(4,222)	(5,151)
Other income (expense), net	248	754	(506)
Income before provision for income taxes	30,166	37,145	(6,979)
Provision for income taxes	(10,436)	(12,775)	2,339
Net income	$19,730	$24,370	$(4,640)

	Three Months Ended December 31,
(as a % of total net sales; numbers have been rounded)	2014	2013
Consolidated statements of income:
Net sales:
North America	79.1%	78.6%
Rest of World	20.9	21.4
Net sales	100.0	100.0
Operating earnings:
North America	9.0	14.8
Rest of World	1.5	3.3
Total operating earnings	10.5	18.1
Interest expense, net	(2.5)	(1.9)
Other income (expense), net	0.1	0.3
Income before provision for income taxes	8.1	16.5
Provision for income taxes	(2.8)	(5.7)
Net income	5.3%	10.8%

Three Months ended December 31, 2014 compared with the Three Months ended December 31, 2013

Net Sales

Consolidated net sales of $373.7 million for the three months ended December 31, 2014 increased approximately $149.0 million, or 66.3%, compared to the three months ended December 31, 2013. Ad hoc and Contract sales as a percentage of net sales represented 23% and 77%, respectively, for the three months ended December 31, 2014, as compared to 39% and 61%, respectively, for the three months ended December 31, 2013. The three months ended December 31, 2014 reflects $145.3 million of net sales related to the acquisition of Haas, and exclusive of these net sales the increase in net sales would have been $3.6 million, or 1.6%.

Net sales of $295.7 million in our North America segment for the three months ended December 31, 2014 increased approximately $119.0 million, or 67.4%, compared to the three months ended December 31, 2013. The three months ended December 31, 2014 reflects $108.9 million of net sales related to the acquisition of Haas, and exclusive of these net sales North America net sales would have increased by $10.1 million, or 5.7%. Excluding the acquisition of Haas, ad hoc net sales decreased by $3.2 million or 4.2% while Contract net sales increased by $14.0 million or 13.9%, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The decrease in ad hoc net sales was primarily driven by a decrease in military net sales as well as a decrease in commercial net sales for one of our customers. The increase in Contract net sales was primarily driven by a transition of a contract from Rest of World to North America at the customer’s request. This increase was partially offset by a settlement related to the termination of a contract that occurred in the three months ended December 31, 2013.

Net sales of $78.0 million in our Rest of World segment for the three months ended December 31, 2014 increased approximately $30.0 million, or 62.4%, compared to the three months ended December 31, 2013. The three months ended December 31, 2014 reflects $36.4 million of net sales related to the acquisition of Haas, and exclusive of these net sales Rest of World net sales would have decreased by $6.4 million, or 13.5%. Excluding the acquisition of Haas, ad hoc and Contract net sales decreased by $1.5 million or 13.5% and $4.4 million or 12.1%, respectively, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The ad hoc net sales decrease was attributable to a commercial customer that had higher sales in the three months ended December 31, 2013 as a result of their contract renewals.  Another driver of the ad hoc net sales decrease was lower sales to Russian customers who purchased less due to the devaluation of their currency. The decrease in Contract net sales was driven by a transition of a contract to North America, partially offset by higher build rates in Europe.

Operating Earnings

Consolidated operating earnings of $39.3 million for the three months ended December 31, 2014 decreased approximately $1.3 million, or 3.3%, compared to the three months ended December 31, 2013. Operating earnings as a percentage of net sales was 10.5% for the quarter ended December 31, 2014, compared to 18.1% for the quarter ended December 31, 2013.

Operating earnings of $33.5 million in our North America segment for the three months ended December 31, 2014 increased approximately $0.2 million, or 0.6%, compared to the three months ended December 31, 2013. Operating earnings as a percentage of net sales in our North America segment were 11.3% for the three months ended December 31, 2014, compared to 18.8% for the three months ended December 31, 2013, a decrease of 7.5%. The primary drivers of this decrease in operating earnings as a percentage of sales were 3.3% related to margin impact attributable to the Haas acquisition and 2.1% related to a decrease in margins (exclusive of the impact of the Haas acquisition) as a result of lower-margin Contract sales including the impact of the settlement related to the termination of a contract that occurred in the three months ended December 31, 2013. In addition, 2.0% of the decrease related to higher selling, general and administrative expenses, of which 0.4% related to the Haas acquisition, 0.9% to integration costs and 0.7% to higher selling, general and administrative expenses (exclusive of the impact of the Haas acquisition) mainly driven by higher payroll related expenses and non-cash stock based compensation.

Operating earnings of $5.8 million in our Rest of World segment for the three months ended December 31, 2014 decreased approximately $1.5 million, or 21.0%, compared to the three months ended December 31, 2013. Operating earnings as a percentage of net sales in our Rest of World segment was 7.4% for the three months ended December 31, 2014, compared to 15.3% for the three months ended December 31, 2013, a decrease of 7.9%. The drivers of this decrease in operating earnings as a percentage of net sales were 1.5% related to a decrease in margins (exclusive of the impact of the Haas acquisition) and 4.5% related to higher selling, general and administrative expenses (exclusive of the impact of the Haas acquisition) as a percentage of sales due to the decrease in revenue for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.  The other drivers of this decrease were driven by the Haas acquisition, with 0.9% related to margins and 0.9% related to additional selling, general and administrative expenses.

Other Expenses

Interest Expense, Net

Interest expense, net of $9.4 million for the three months ended December 31, 2014 increased approximately $5.2 million, or 122.0%, compared to the three months ended December 31, 2013. This increase was primarily the result of $5.1 million of additional interest expense incurred during the three months ended December 31, 2014 associated with the term loan B facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”) and the revolving facility, that were used to fund the Haas acquisition on February 28, 2014.

Other Income (Expense), Net

Other income, net of $0.2 million for the three months ended December 31, 2014 decreased by $0.5 million compared to the three months ended December 31, 2013. This change was primarily due to realized foreign exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

Provision for income taxes of $10.4 million for the three months ended December 31, 2014 decreased by approximately $2.3 million compared to the three months ended December 31, 2013. Our effective tax rate was 34.6% and 34.4% during the quarters ended December 31, 2014 and 2013, respectively.  The decrease in provision for income taxes was primarily a result of a $7.0 million, or 18.8%, decrease in pre-tax income for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.

Net Income

We reported net income of $19.7 million for the three months ended December 31, 2014, compared to net income of $24.4 million for the three months ended December 31, 2013. Net income as a percentage of net sales decreased 5.5% for the quarter ended December 31, 2014 as compared to the quarter ended December 31, 2013, due to lower operating earnings, as discussed above, and an increase in interest expense as a percentage of net sales, partially offset by a lower provision for income taxes as a percentage of net sales.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of approximately $99.7 million and $55.5 million as of December 31, 2014 and 2013, respectively, of which approximately $66.5 million, or 66.7%, and $14.5 million, or 26.2%, was held by our foreign subsidiaries as of December 31, 2014 and 2013, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of December 31, 2014 or 2013. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

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

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of December 31, 2014, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

On December 7, 2012, Wesco Aircraft and Wesco Aircraft Hardware Corp. entered into a credit agreement with Barclays Bank PLC, or Barclays, as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint lead arrangers, and the other lenders party thereto, to provide for (i) a $625.0 million term loan A facility, which we refer to as the term loan A facility, and (ii) a $200.0 million revolving credit facility, which we refer to as the revolving facility, which credit agreement was amended on February 28, 2014 by the First Amendment to Credit Agreement, or the Credit Agreement Amendment, to, among other things, provide an additional senior secured term loan B facility in the aggregate principal amount of $525.0 million, which we refer to as the term loan B facility, to finance, in part, the acquisition of Haas. We refer to the term loan B facility, together with the term loan A facility and the revolving facility, as the senior secured credit facilities. The Credit Agreement Amendment also (i) allowed for us to acquire Haas and for Wesco Aircraft Hardware Corp. to incur additional first lien indebtedness and corresponding liens to permit the incurrence of the term loan B facility and (ii) reset certain ratios with respect to the Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) covenant applicable to the term loan A facility and the revolving facility, as further described below.

As of December 31, 2014, our outstanding indebtedness under the senior secured credit facilities was approximately $1,088 million, which consisted of (a) $550.8 million of indebtedness under the term loan A facility, (ii) $511.9 million of indebtedness under the term loan B facility and (iii) $25.0 million of indebtedness under the revolving facility. As of December 31, 2014, approximately $175.0 million was available for borrowing under the revolving facility without breaching any covenants contained in the agreements governing our indebtedness.

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

The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require that our Consolidated Total Leverage Ratio not be in excess of 5.00 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) not be less than 2.25. As of December 31, 2014, our Consolidated Total Leverage Ratio was 4.16 and our Consolidated Net Interest Coverage Ratio was 7.06. Per the terms of the senior secured credit facilities, the preceding figures take into account the acquisition of Haas, which we acquired on February 28, 2014.

UK Line of Credit

As of December 31, 2014, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($10.9 million based on the December 31, 2014 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. The net outstanding borrowing under this line of credit was £0 as of December 31, 2014. As of December 31, 2014, the full £7.0 million was available for borrowing under the UK Line of Credit without breaching any covenants contained in the agreements governing our indebtedness.

The Company was in compliance with all covenants as of December 31, 2014.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Three Months Ended December 31,
(In thousands)	2014	2013
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$11,317	$(26,051)
Net cash used in investing activities	(1,549)	(1,853)
Net cash (used in) provided by financing activities	(15,120)	4,450

Operating Activities

Our operating activities generated $11.3 million of cash in the three months ended December 31, 2014, or $3.3 million exclusive of the impact of the Haas acquisition. This represents an increase of $29.3 million as compared to the three months ended December 31, 2013.  The increase was primarily the result of a $22.1 million increase in accounts payable and a $10.8 million increase in accrued expenses driven by timing of inventory receipts and payments as well as a $5.0 million decrease in accounts receivable driven by an increase in collections.  These increases were partially offset by a net decrease in net income and non-cash items of $2.7 million, a $1.0 million increase in inventory, a $2.6 million increase in income taxes receivable and a $2.3 million decrease in income taxes payable.

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

Investing Activities

Our investing activities used approximately $1.5 million and $1.9 million of cash in the three months ended December 31, 2014 and 2013, respectively. These amounts were used to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities used $15.1 million of cash in the three months ended December 31, 2014. This amount consisted of $15.0 million used to make principal payments on long-term debt and $0.4 million used to make principal payments under our capital lease obligations, offset by $0.1 million and $0.2 million in excess tax benefit related to stock options exercised and proceeds received in connection with the exercise of stock options, respectively.

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

Factors that could cause actual results to differ materially from those in the forward-looking statements include: general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively compete in our industry; our ability to effectively manage our inventory; risks associated with our rapid expansion; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain effective information technology systems; our ability to retain key personnel; risks associated with our international operations; our dependence on third-party package delivery companies; fluctuations in our financial results from period-to-period; environmental risks; risks related to the handling, transportation and storage of chemical products; risks related to the aerospace industry and the regulation thereof; our ability to successfully integrate Haas in a timely fashion; failure to realize anticipated benefits of the combined operations; risks relating to unanticipated costs of integration; risks associated with assumptions we make in connection with our critical accounting estimates and legal proceedings; risks related to our indebtedness; and other risks and uncertainties.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part II, Item 1A. “Risk Factors” and the other documents we file from time to time with the Securities and Exchange Commission, or the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to market risk consists of foreign currency exchange rate fluctuations, changes in interest rates and fluctuations in fuel prices.

Foreign Currency Exposure

Currency Translation

During the three-month periods ended December 31, 2014 and December 31, 2013, approximately 17% and 24%, respectively, of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented approximately 40% and 42%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, British pound, Canadian dollar, the Euro and Mexican Peso.

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

A hypothetical 5% increase or decrease in the value of the British pound, the Euro, the Canadian dollar and the Mexican peso relative to the U.S. dollar would have resulted in an increase or decrease in our net income of approximately $0.3 million, less than

$0.1 million, less than $0.1 million and less than $0.1 million, respectively, during the three months ended December 31, 2014,and a increase or decrease of $0.3 million, less than $0.1 million, less than $0.1 million and $0, respectively, during the three months ended December 31, 2013.

Currency Transactions

Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2014, our subsidiaries in the United Kingdom had sales in U.S. dollars and Euros of approximately $231.0 million and €9.5 million, respectively, and had purchases in U.S. dollars and Euros of approximately $128.0 million and €32.2 million, respectively. During the three months ended December 31, 2014, our subsidiaries in the United Kingdom had sales in U.S. dollars and Euros of approximately $37.8 million and €1.2 million, respectively, and had purchases in U.S. dollars and Euros of approximately $21.5 million and €7.7 million, respectively. During the year ended September 30, 2014, our subsidiary in Canada had sales in Canadian dollars of approximately $4.8 million and had purchases in Canadian dollars of approximately $0.3 million. During the three months ended December 31, 2014, our subsidiary in Canada had sales in Canadian dollars of approximately $1.3 million and had purchases in Canadian dollars of less than $0.1 million. During the year ended September 30, 2014, our subsidiaries in Mexico and Israel, acquired in connection with the Haas acquisition, had purchases in U.S. dollars of approximately $8.0 million and purchases in Israeli shekels of approximately 20.4 million. During the three months ended December 31, 2014, our subsidiaries in Mexico and Israel, had purchases in U.S. dollars of approximately $2.8 million and purchases in Israeli shekels of approximately 7.4 million.  To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency fluctuations.

From September 30, 2014 to December 31, 2014, the U.S dollar strengthened slightly against the pound by $0.08 (from $1.66 to $1.58).  A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds, whereas a weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds.  A hypothetical 5% increase in the value of the British pound relative to the U.S. dollar would have resulted in an increase in our net income of approximately $0.3 million and $1.2 million during the three months ended December 31, 2014 and fiscal 2014, respectively, attributable to our foreign currency transactions. A corresponding 5% decrease in the value of the British pound relative to the U.S. dollar would have resulted in a decrease in our net income of approximately $0.3 million and $1.2 million during the three months ended December 31, 2014 and fiscal 2014, respectively.

We have historically entered into currency forward and option contracts to limit exposure to currency rate changes and will continue to monitor our transaction exposure to currency rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of December 31, 2014, we had no outstanding currency forward and option contracts. We do not enter into currency forward and option contracts for trading or speculative purposes.

Interest Rate Risk

Our principal interest rate exposure relates to the senior secured credit facilities, which bear interest at a variable rate. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities.” If there is a rise in interest rates, our debt service obligations on the borrowings under the senior secured credit facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates as of December 31, 2014, annual cash interest expense, including fees under our revolving facility, would have been approximately $32.6 million. If variable interest rates were to change by 1.0%, our interest expense would fluctuate approximately $10.9 million per year.  We do not currently use derivatives to manage our exposure to interest fluctuations..

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs are approximately $23.5 million, and, as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. We do not use derivatives to manage our exposure to fuel prices.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Our management, with the participation of the interim chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, we have identified a material weakness in our internal control over financial reporting.  Due to this material weakness, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Recognizing this material weakness, management has added temporary professional resources and performed additional analyses and supplementary review procedures and has concluded that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal periods presented in conformity with generally accepted accounting principles.  Additionally, this material weakness did not result in any material misstatements of the Company’s unaudited consolidated financial statements and disclosures for the quarter ended December 31, 2014.

Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Haas, which we acquired on February 28, 2014, from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. The total assets and total net sales related to Haas are approximately 11% and 39%, respectively, of the related consolidated financial statement amounts as of and for the quarter ended December 31, 2014.

Remediation Plan

We continue to monitor, evaluate and improve upon certain remediation measures that have been implemented to address the above-described material weakness that remains as of the end of the period covered by this report.

•                  We continued to engage a consulting firm with technical expertise in accounting and SEC reporting matters to provide assistance and oversight of the quarter close and the preparation of this Quarterly Report on Form 10-Q. This is a temporary mitigating control that will remain in place through much of 2015 to assure sufficient internal accounting and financial reporting resources and expertise until full time staff has been hired and trained.

•                  We hired a new global controller on January 5, 2015 with significant technical accounting and SEC reporting experience.

•                  We are in the process of hiring additional senior financial personnel with appropriate levels of accounting knowledge and experience.

•                  We believe we have addressed these concerns on a short-term basis with the engagement of the consulting firm, as described above, as well as through the hiring of a new global controller. On a long-term basis, we expect to finalize these plans to strengthen our financial reporting capabilities during fiscal 2015. We believe these additional internal controls will be effective in remediating the material weakness described above. As we continue to evaluate and work to improve our internal control over financial reporting, management may take additional measures to address any material weakness or may modify and strengthen the remediation plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

(a)         Exhibits

Exhibit Number	Description

10.1

Separation and Consulting Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp. and Greg Hann, dated as of November 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2014 (File No. 001-35253))

10.2

Employment Letter Agreement with Hal Weinstein, dated as of December 5, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 8, 2014 (File No. 001-35253))

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

Date: February 6, 2015	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Hal Weinstein
Name: Hal Weinstein
Title: Interim Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2015	By:	/s/ Gregory A. Hann
Name: Gregory A. Hann
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)