Form 10-Q
period 2015-03-31
Wesco Aircraft Holdings, Inc
filed 2015-05-08
CIK 1378718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of May 8, 2015 was 97,513,988.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	September 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$102,245	$104,775
Accounts receivable, net of allowance for doubtful accounts of $7,228 and $5,332 at March 31, 2015 and September 30, 2014 , respectively	280,836	301,668
Inventories	797,668	754,400
Prepaid expenses and other current assets	12,408	11,701
Income taxes receivable	4,807	16,314
Deferred income taxes	49,145	49,188
Total current assets	1,247,109	1,238,046
Property and equipment, net	46,813	49,264
Deferred financing costs, net	13,444	15,602
Goodwill	852,928	861,575
Intangible assets, net	222,637	234,945
Deferred income taxes	272	272
Other assets	12,234	12,570
Total assets	$2,395,437	$2,412,274
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$163,117	$159,608
Accrued expenses and other current liabilities	29,166	31,596
Income taxes payable	7,815	5,884
Capital lease obligations—current portion	1,589	1,578
Long-term debt—current portion	43,187	23,437
Total current liabilities	244,874	222,103
Capital lease obligations	1,857	2,606
Long-term debt	1,014,469	1,079,219
Deferred income taxes	112,337	113,218
Other liabilities	4,286	2,838
Total liabilities	1,377,823	1,419,984
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share, authorized—950,000,000 at March 31, 2015 and September 30, 2014; issued and outstanding—97,467,137 and 96,840,912 as of March 31, 2015 and 97,010,286 and 96,384,061 as of September 30, 2014, respectively	97	97
Additional paid-in capital	418,239	413,019
Accumulated other comprehensive loss	(33,494)	(10,822)
Treasury stock, at cost, 626,225 shares as of March 31, 2015 and September 30, 2014	(8,452)	(8,452)
Retained earnings	641,224	598,448
Total stockholders’ equity	1,017,614	992,290
Total liabilities and stockholders’ equity	$2,395,437	$2,412,274

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$385,559	$327,360	$759,255	$552,082
Cost of sales	270,623	228,271	532,450	374,935
Gross profit	114,936	99,089	226,805	177,147
Selling, general and administrative expenses	70,619	56,567	143,197	94,012
Income from operations	44,317	42,522	83,608	83,135
Interest expense, net	(9,346)	(5,833)	(18,719)	(10,055)
Other income, net	791	20	1,039	774
Income before provision for income taxes	35,762	36,709	65,928	73,854
Provision for income taxes	(12,716)	(12,397)	(23,152)	(25,172)
Net income	23,046	24,312	42,776	48,682
Other comprehensive (loss) income, net	(11,023)	1,285	(22,672)	705
Comprehensive income	$12,023	$25,597	$20,104	$49,387
Net income per share:
Basic	$0.24	$0.25	$0.44	$0.51
Diluted	$0.24	$0.25	$0.44	$0.50
Weighted average shares outstanding:
Basic	96,907	95,584	96,885	95,223
Diluted	97,726	97,639	97,739	97,298

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$42,776	$48,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of intangible assets	8,000	4,088
Depreciation	5,262	3,191
Amortization of deferred financing costs	2,158	1,170
Bad debt and sales return reserve	2,011	596
Non-cash foreign currency exchange	(1,029)	(2,268)
Non-cash stock-based compensation	4,650	3,055
(Income) loss from equity investment	(248)	7
Excess tax benefit related to stock options exercised	(151)	(6,691)
Deferred income tax provision	11	4,395
Gain on fixed asset disposals	(13)	—
Changes in assets and liabilities
Accounts receivable	12,449	(58,909)
Inventories	(45,051)	(39,542)
Prepaid expenses and other assets	(923)	(1,306)
Income taxes receivable	11,654	11,993
Accounts payable	6,380	3,471
Accrued expenses and other liabilities	(717)	(5,128)
Income taxes payable	2,253	(495)
Net cash provided by (used in) operating activities	49,472	(33,691)
Cash flows from investing activities
Purchases of property and equipment	(2,912)	(3,173)
Acquisition of business, net of cash acquired	(250)	(560,200)
Net cash used in investing activities	(3,162)	(563,373)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	565,000
Repayment of long-term debt	(45,000)	—
Financing fees	—	(10,161)
Repayment of capital lease obligations	(789)	(576)
Excess tax benefit related to stock options exercised	151	6,691
Proceeds from exercise of stock options	418	6,355
Net cash (used in) provided by financing activities	(45,220)	567,309
Effect of foreign currency exchange rates on cash and cash equivalents	(3,620)	284
Net decrease in cash and cash equivalents	(2,530)	(29,471)
Cash and cash equivalents, beginning of period	104,775	78,716
Cash and cash equivalents, end of period	$102,245	$49,245

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Principles

The accompanying consolidated financial statements include the accounts of Wesco Aircraft Holdings, Inc., its wholly owned subsidiaries and equity interests (referred to herein as “Wesco” or the “Company”)  prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of the financial position, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from these estimates.

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

Note 2. Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which addresses revised guidance on reporting discontinued operations. This revised guidance defines a discontinued operation as a disposal of a component or a group of components of an entity that represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years, with earlier adoption permitted. The Company does not anticipate the adoption of ASU 2014-08 will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. ASU 2014-09 also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The FASB has issued a proposal to defer the effective date of ASU 2014-09 by one year. The Company is currently evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements and the implementation approach to be used.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply ASU 2014-12 either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company currently is evaluating the impact of the adoption of ASU 2014-12 on its financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, ASU 2014-15  (1) provides a definition of the term “substantial doubt,” (2) requires an evaluation every reporting period, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not anticipate the adoption of ASU 2014-15 will have a significant impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. ASU 2014-17 provides an acquired entity  with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. ASU 2014-17 is effective as of November 18, 2014. The Company will evaluate the effect of this standard in the event of a future business combination.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03.  ASU 2105-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The Company currently is evaluating the impact of the adoption of ASU 2015-03 on its financial statements and disclosures.

Note 3. Acquisitions

2014 Acquisition

On February 28, 2014, through its wholly owned subsidiary, Flyer Acquisition Corp, the Company acquired 100% of the outstanding shares of Haas Group Inc. (“Haas”), for a purchase price of $560,450, including the payment of an additional $250 in the three months ended December 31, 2014 as a result of a working capital adjustment.

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

The Company revised  the purchase price allocation during the three months ended December 31, 2014 to reflect a $250 payment to Haas’ former owners as a result of a working capital adjustment.  This adjustment resulted in an increase to goodwill of $250. The preliminary fair values of assets acquired and liabilities assumed on the acquisition date and the final allocations were as follows:

	Preliminary	Final	Adjustment
Current assets	$195,351	$191,232	$(4,119)
Property and equipment	20,121	19,306	(815)
Other assets	13,061	11,061	(2,000)
Trademarks	15,200	16,100	900
Customer relationships	77,400	97,400	20,000
Technology	32,400	34,400	2,000
Goodwill	316,311	299,289	(17,022)
Total assets acquired	669,844	668,788	(1,056)
Total liabilities assumed	(109,644)	(108,338)	1,306
Purchase price, net of liabilities assumed	$560,200	$560,450	$250

The excess purchase price over the fair value of the net identifiable assets acquired was recorded as goodwill. The fair value assigned to the identifiable intangible assets acquired was based on an income approach method using assumptions and estimates derived by Company management. It was determined that the Haas trademark has a 15-year estimated useful life, customer relationships have a 15-year estimated useful life and Haas’ technology has a 10-year estimated useful life. Factors considered in the determination of useful lives include customer attrition rates, technology life cycles, and patent and trademark laws.

The results of Haas since the acquisition have been included in the consolidated financial statements and are included in the North America and Rest of World segments based on actual results of the reporting units. Haas’ consolidated net sales and net earnings included in the consolidated financial statements for the three months ended March 31, 2015 were $149,812 and $1,640, respectively. Haas’ consolidated net sales and net earnings included in the consolidated financial statements for the six months ended March 31, 2015 were $295,145 and $586, respectively.  Haas’ consolidated net sales and net earnings included in the consolidated financial statements for the three months ended March 31, 2014 were $53,126 and $276, respectively. Haas’ consolidated net sales and net earnings included in the consolidated financial statements for the six months ended March 31, 2014 were $53,126 and $276, respectively.

Pro Forma Consolidated Results

The following pro forma information presents the financial results as if the acquisition of Haas had occurred on October 1, 2013. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of the acquisition. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the Company. We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro-forma net sales and earnings.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Pro forma net sales	$385,559	$424,743	$759,255	$787,743
Pro forma net income attributable to Wesco Aircraft Holdings, Inc.	23,046	25,646	42,776	49,233
Pro forma net income per common share amounts:
Basic net income attributable to Wesco Aircraft Holdings, Inc.	$0.24	$0.27	$0.44	$0.52
Diluted net income attributable to Wesco Aircraft Holdings, Inc.	$0.24	$0.26	$0.44	$0.51

The financial results for the three and six months ended March 31, 2015 are actual results of the Company, as the acquisition of Haas was consummated on February 28, 2014.

Note 4. Excess and Obsolescence Reserve Policy

The Company performs a monthly inventory analysis and records excess and obsolescence reserves after weighing a number of factors, including historical sell-through rates, current selling and buying patterns, forecasted future sales, program delays or cancellations, inventory quantities and aging, shelf-life expirations, damage to products, rights we have with certain manufacturers to exchange unsold products for new products and open customer orders. These factors are described in greater detail below. For the Company’s chemical products, no reserve is recorded for items where the customer is responsible for any excess and obsolete product.

As of March 31, 2015 and September 30, 2014, the Company’s excess and obsolete reserve was $154,543 and $143,736, respectively. Of these amounts, $8,941 and $6,666 was recorded during the six months ended March 31, 2015 and 2014, respectively. The Company believes that these amounts appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, as well as inventory that is impacted by macro and micro-economic conditions and variability within specific customer programs.

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

A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only disposed of $17,462 of its inventory. However, the Company may choose to dispose of certain slow-moving inventory in the future if it determines that the market and economics make it prudent to do so.  In addition,  the Company’s chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit. In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual products can be sold and customer buying patterns, as of March 31, 2015 the Company maintains an unreserved slow-moving inventory of $24,837, which it believes based on historical and anticipated sell through rates, will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it is necessary to reserve for a portion of this $24,837 of inventory.

Note 5. Goodwill

During the six months ended March 31, 2015, the Company recorded a $8,647 decrease to goodwill. The decrease is primarily a result of the strengthening of the U.S. dollar as compared to the British pound partially offset by an increase of $250 related to a working capital adjustment during the three months ended December 31, 2014.

Goodwill consists of the following:

	North America	Rest of World	Total

Goodwill as of September 30, 2014	$779,395	$82,180	$861,575
Adjustment to goodwill from Haas acquisition	187	63	250
Foreign currency translation	45	(8,942)	(8,897)
Goodwill as of March 31, 2015	$779,627	$73,301	$852,928

Note 6. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities, and a line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities.  As of March 31, 2015 the carrying amounts of the $1,057,656 aggregate outstanding term loan balance approximated its fair value.  The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date (Level 2).

Note 7. Long-Term Debt

Long-term debt consists of the following:

	March 31,	September 30,
	2015	2014

$ 625,000 term loan A facility	$547,094	$550,781

$ 525,000 term loan B facility	510,562	511,875

$ 200,000 revolving facility	—	40,000

Less: current portion	(43,187)	(23,437)
Long-term debt	$1,014,469	$1,079,219

The Company’s debt includes a $200,000 revolving facility and a $625,000 term loan A facility.  The revolving facility and the term loan A facility, which together we refer to as the existing senior secured credit facilities, mature on December 7, 2017.

The existing senior secured credit facilities bear variable rates of interest and are indexed to the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities (as defined below)) and subject to adjustment each reporting period based on operating results.  The applicable interest rate for the term loan A facility was 2.68% at March 31, 2015.

On February 27, 2014, the Company borrowed $40,000 under its revolving facility to partially fund the acquisition of Haas.

On February 28, 2014, the Company entered into the first amendment to the existing senior secured credit facilities, which amendment modified the existing senior secured credit facilities to provide an additional senior secured term loan B facility in the aggregate principal amount of $525,000, which together with the existing senior secured credit facilities we refer to as the senior secured credit facilities, to finance, in part, the acquisition of Haas.  The term loan B facility matures on February 28, 2021. The term loan B facility bears a variable rate of interest, which was 3.25% at March 31, 2015.

As of March 31, 2015, the Company has made voluntary prepayments totaling $3,688 on the $625,000 term loan A facility and $9,188 on the $525,000 term loan B facility that have been applied to future required quarterly payments. As of March 31, 2015, there were no outstanding borrowings under the $200,000 revolving facility.

The Company’s subsidiary, Wesco Aircraft Europe, Ltd, has available a £7,000 ($10,389 based on the March 31, 2015 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. There were no outstanding borrowings under this line of credit as of March 31, 2015.

The Company was in compliance with all covenants as of March 31, 2015.

Note 8. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income	$23,046	$24,312	$42,776	$48,682
Foreign currency exchange translation adjustment	(11,023)	1,285	(22,672)	705
Total comprehensive income	$12,023	$25,597	$20,104	$49,387

The changes in comprehensive income are primarily a result of the strengthening of the U.S. dollar as compared to the British pound.

Note 9. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from in-the-money awards include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income	$23,046	$24,312	$42,776	$48,682
Basic weighted average shares outstanding	96,907	95,584	96,885	95,223
Dilutive effect of stock options and restricted stock awards/units	819	2,055	854	2,075
Dilutive weighted average shares outstanding	97,726	97,639	97,739	97,298
Basic net income per share	$0.24	$0.25	$0.44	$0.51
Diluted net income per share	$0.24	$0.25	$0.44	$0.50

There were 1,857 and 0 shares of common stock equivalents for the three months ended March 31, 2015 and 2014, respectively, that were not included in the diluted calculation due to their anti-dilutive effect.

There were 1,580 and 0 shares of common stock equivalents for the six months ended March 31, 2015 and 2014, respectively, that were not included in the diluted calculation due to their anti-dilutive effect.

Note 10. Segment Reporting

The Company is organized based on geographical location. The Company’s reportable segments are comprised of North America and Rest of World.

The Company primarily evaluates segment performance based on segment income from operations. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operating decision-maker (“CODM”). The Company’s interim chief executive officer served as CODM for the six months ended March 31, 2015.

The following table presents operating and financial information by business segment:

	Three Months Ended March 31, 2015
	North	Rest of
	America	World	Consolidated
Net sales	$307,373	$78,186	$385,559
Income from operations	36,528	7,789	44,317
Interest expense, net	8,149	1,197	9,346
Provision for income taxes	9,948	2,768	12,716
Total assets	2,036,342	359,095	2,395,437
Goodwill	779,627	73,301	852,928
Capital expenditures	1,418	212	1,630
Depreciation and amortization	5,662	1,018	6,680

	Three Months Ended March 31, 2014
	North	Rest of
	America	World	Consolidated
Net sales	$225,628	$101,732	$327,360
Income from operations	26,068	16,454	42,522
Interest expense, net	5,501	332	5,833
Provision for income taxes	8,805	3,592	12,397
Capital expenditures	1,186	134	1,320
Depreciation and amortization	3,884	345	4,229

	Six Months Ended March 31, 2015
	North	Rest of
	America	World	Consolidated
Net sales	$603,098	$156,157	$759,255
Income from operations	70,032	13,576	83,608
Interest expense, net	16,191	2,528	18,719
Provision for income taxes	18,456	4,696	23,152
Capital expenditures	2,503	409	2,912
Depreciation and amortization	11,154	2,108	13,262

	Six Months Ended March 31, 2014
	North	Rest of
	America	World	Consolidated
Net sales	$402,334	$149,748	$552,082
Income from operations	59,358	23,777	83,135
Interest expense, net	9,482	573	10,055
Provision for income taxes	19,803	5,369	25,172
Capital expenditures	2,925	248	3,173
Depreciation and amortization	6,658	621	7,279

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

Executive Overview

We are one of the world’s largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time, or JIT, delivery and point-of-use inventory management. We supply over 600,000 active stock-keeping units, or SKUs, including hardware, chemicals, electronic components, bearings, tools and machined parts.  We serve our customers under both long-term contractual arrangements, or Contracts, which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements, or LTAs, that typically set prices for specific products, and ad hoc sales.

Founded in 1953 by the father of our current Chairman of the Board, Wesco has grown to serve over 8,300 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs, and their subcontractors, through which we support nearly all major Western aircraft programs. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors. We have more than 2,700 employees and operate across 82 locations in 19 countries.

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

During calendar 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During calendar 2011 and 2012, as the global economy began to recover, airline passenger volumes began to increase. During calendar 2013 and 2014 and the first three months of 2015, as the global economy remained on solid footing, passenger volumes continued to be robust and the global airline industry generally reported strong operating results, which was partially aided by the drop in fuel prices.  Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, particularly for more fuel-efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft increased in calendar 2011, 2012, 2013 and 2014 and the first three months of 2015, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial maintenance, repair and overhaul, or MRO, providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which in turn is expected to drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

Military Aerospace Market

A significant portion of our sales are also reliant on demand for new military aircraft, which is primarily driven by government spending, the timing of military aircraft orders and evolving U.S. Department of Defense strategies and policies. We believe the diversity of the military aircraft programs we service can help us mitigate the impact of program delays, changes or cancellations, through increased sales to other active programs that directly benefit from such delays, changes or cancellations. However, military build-rates have declined in recent quarters (and may continue to decline going forward), which has negatively impacted our business. Going forward, we believe that we will benefit from increases in the production of the Joint Strike Fighter, a program on which we believe our business is well positioned. We also believe that the compelling value proposition that our business model presents to our customers will be even more appealing in an environment of reduced military budgets in the United States.

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

If any of our customers are acquired or controlled by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives or otherwise modify and existing contract, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. For example, during fiscal 2014, we modified and extended a contract with an existing customer, which may result in a reduction of approximately $50 million in net sales to the customer during fiscal 2015 compared to fiscal 2014. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under Contracts helps to mitigate fluctuations in our financial results, as Contract customers tend to have steadier purchasing patterns than ad hoc customers. However, as mentioned above, our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated usage rates are actually lower. In addition, we believe that during industry growth cycles, our customers’ demand may begin to exceed supplier lead times, which could result in an increase in our ad hoc sales.

Fluctuations in Margins

We added chemicals to our product offerings in connection with our acquisition of Haas. Gross profit margins on chemicals are lower than the gross profit margins on many of the products we sold prior to the acquisition of Haas, which has resulted in a reduction in our overall gross profit margins. In addition, our gross profit margins have been negatively impacted to the extent other lower margin product lines, such as electronic components, exceed the growth rates of higher margin product lines.

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

During fiscal 2014 and the six months ended March 31, 2015, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain relatively consistent throughout fiscal 2015. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

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

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from certain of our suppliers, which tends to result in a temporary inventory reduction and increased cash flow (although, during the current growth cycle, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame). However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2014 and the six months ended March 31, 2015, we experienced inventory builds of $55.0 million and $45.1 million, respectively, which were primarily driven by strategic purchases to take advantage of favorable pricing, in anticipation of the expected industry growth cycle, to support new customer Contracts and to expand our product offerings. We would expect inventory to continue to grow as net sales increase.

Given that growth in our business typically requires us to procure additional inventory, which has a negative impact on our cash flows, we believe that cost of sales as a percentage of inventory is a useful additional metric to use when analyzing our inventory management relative to the growth of our business. Our cost of sales as a percentage of inventory decreased from 93.8% for the six months ended March 31, 2014  to 89.1% for the six months ended March 31, 2015 (exclusive of any net sales or inventory attributable to the Haas business), which was primarily driven by an increase in strategic inventory purchases to take advantage of favorable pricing, in anticipation of the expected industry growth cycle, to support new customer contracts and to expand our product offerings.  The Company does not believe the recent decrease in its cost of sales as a percentage of inventory reflects a negative trend in its inventory management, as the Company views the strategic inventory purchases it made during these periods to be essential to the long-term growth of its business. Instead, however, we believe that fluctuations in our cost of sales as a percentage of inventory, including deviations from what we believe are longer-term trends, will continue to occur from time to time. In addition to the factors listed above, the following may also contribute to fluctuations in our cost of sales as a percentage of inventory in the future could include (1) strategic purchases to acquire high-volume products that are typically difficult to obtain in sufficient quantities, (2) changes in supplier lead times and the timing of inventory deliveries, (3) purchases made in anticipation of future growth (particularly growth in our MRO business) and (4) purchases made in connection with the expansion of existing Contracts.

Although we believe that during fiscal 2013, fiscal 2014 and the three months ended December 31, 2014, the aerospace industry was experiencing a growth cycle, and accordingly made strategic inventory purchases, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame. We believe that this lower than expected demand is the result of inventory purchases that remain in the supply chain from the last downturn and that it is taking longer for those parts to sell. Accordingly, we believe that the strategic inventory purchases we made during fiscal 2013, fiscal 2014 and the six months ended March 31, 2015 combined with this lower than expected demand, has had a negative impact on our cash flows.

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter to quarter. These fluctuations are primarily driven by changes, from quarter to quarter, in the timing of sales and the current average days’ sales outstanding. The completion of customer Contracts with accelerated payment terms can also contribute to these quarter to quarter fluctuations. Similarly, our accounts payable may fluctuate from quarter to quarter, which is primarily driven by the timing of purchases or payments made to our suppliers.

Segment Presentation

We conduct our business through two reportable segments: North America and Rest of World. We evaluate segment performance primarily based on segment income from operations. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision maker, or CODM. Our interim chief executive officer served as our CODM for the six months ended March 31, 2015.

Key Components of Our Results of Operations

The following is a discussion of the key line items included in our financial statements for the periods presented below under the heading “Results of Operations.” These are the measures that management utilizes to assess our results of operations, anticipate future trends and evaluate risks in our business.

Net Sales

Our net sales include sales of hardware, chemicals, electronic components, bearings, tools and machined parts, and eliminate all intercompany sales. We also provide certain services to our customers, including quality assurance, kitting, JIT delivery and point-of-use inventory management. However, these services are provided by us contemporaneously with the delivery of the product, and as such, once the product is delivered, we do not have a post delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point we have satisfied our obligations to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement.

We serve our customers under both Contracts, which include JIT contracts and LTAs, and ad hoc sales. Under JIT contracts, customers typically commit to purchase specified products from us at a fixed price, on an if and when needed basis, and we are responsible for maintaining high levels of stock availability of those products. LTAs are typically negotiated price lists for customers or individual customer sites that cover a range of pre-determined products, purchased on an as needed basis. Ad hoc customers purchase products from us on an as needed basis and are generally supplied out of our existing inventory. In addition, Contract customers often purchase products that are not captured under their Contract on an ad hoc basis.

We also refer to organic net sales in this Quarterly Report on Form 10-Q.  Organic net sales consist of total net sales less net sales attributable to the acquired business of Haas.

Income from Operations

Income from operations is the result of subtracting the cost of sales and selling, general, and administrative expenses from net sales, and is used primarily to evaluate the Company’s performance and profitability.

The principal component of our cost of sales is product cost, which was 95.9% of our total cost of sales for the six months ended March 31, 2015  and 96.2% for the six months ended March 31, 2014. The remaining components are freight and expediting fees, import duties, tooling repair charges, supplies and physical inventory adjustment charges, which collectively were 4.1% and 3.8% of our total cost of sales for the six months ended March 31, 2015 and 2014, respectively.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical products for which first-in first-out (“FIFO”) is used, and adjustments to our inventory excess and obsolescence reserves. Inventory reserves are calculated to estimate the amount of excess and obsolete inventory we currently have on hand. We review inventory for excess and obsolescence quantities quarterly, and adjust the balance as necessary. For a description of our excess and obsolescence reserve policy, see “—Critical Accounting Policies and Estimates—Inventories” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 1, 2014.  As of March 31, 2015 and 2014, we had recorded an aggregate of $154.5 million and $132.8 million, respectively, to our excess and obsolescence reserve. Of these amounts, $8.9 million and $6.7 million were recorded during the six months ended March 31, 2015 and 2014, respectively. For a more detailed description of the excess and obsolescence reserves, see Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The principal components of our selling, general and administrative expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; commissions paid to outside sales representatives; travel and other business expenses;

training and recruitment costs; marketing, advertising and promotional event costs; rent; bad debt expense; professional services fees (including legal, audit and tax); and ordinary day to day business expenses. Depreciation and amortization expense is also included in selling, general and administrative expenses, and consists primarily of scheduled depreciation for leasehold improvements, machinery and equipment, vehicles, computers, software and furniture and fixtures. Depreciation and amortization also includes intangible amortization expense.

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”) and our line of credit and deferred financing costs, net of interest income.

Other Income (Expense), Net.  Other income (expense), net is primarily comprised of realized foreign currency exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. For a description of our critical accounting policies and estimates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as supplemented by Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 and “—Goodwill” below.

Goodwill

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

For the Wesco North America reporting unit, our most recent Step 1 goodwill impairment test occurred on July 1, 2012, which reflected fair value in excess of carrying value of 38.5%.  Since 2012, we have underperformed relative to the forecasts included in the Step 1 analysis; however our Step 0 impairment test performed on July 1, 2013 and 2014 did not indicate it was more likely than not that the carrying value exceeded the fair value of the reporting unit.  Through March 31, 2015, we have continued to monitor Wesco North America’s performance relative to these forecasts.  We consider our current forecasts to be reasonable and achievable based upon our historical performance and have concluded, as a result, that no interim triggering event has occurred.

The preparation of our internal forecasts requires significant judgments, including the estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, cost containment activities, changes in working capital and other factors. Among our reporting units, the fair value of the Wesco North America reporting unit has been the closest to its carrying value and is most sensitive to changes in assumptions. We will continue to monitor the Wesco North America reporting unit as we complete our annual planning process and evaluate results. We will be conducting our annual goodwill impairment test as of July 1, 2015.

Results of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Consolidated statements of income:
Net sales:
North America	$307,373	$225,628	$603,098	$402,334
Rest of World	78,186	101,732	156,157	149,748
Net sales	$385,559	$327,360	$759,255	$552,082
Income from operations:
North America	$36,528	$26,068	$70,032	$59,358
Rest of World	7,789	16,454	13,576	23,777
Total Income from operations	44,317	42,522	83,608	83,135
Interest expense, net	(9,346)	(5,833)	(18,719)	(10,055)
Other income, net	791	20	1,039	774
Income before provision for income taxes	35,762	36,709	65,928	73,854
Provision for income taxes	(12,716)	(12,397)	(23,152)	(25,172)
Net income	$23,046	$24,312	$42,776	$48,682

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(as a % of total net sales; numbers have been rounded)	2015	2014	2015	2014
Consolidated statements of income:
Net sales:
North America	79.7%	68.9%	79.4%	72.9%
Rest of World	20.3	31.1	20.6	27.1
Net sales	100.0%	100.0%	100.0%	100.0%
Income from operations:
North America	9.5%	8.0%	9.2%	10.8%
Rest of World	2.0	5.0	1.8	4.3
Total Income from operations	11.5	13.0	11.0	15.1
Interest expense, net	(2.4)	(1.8)	(2.5)	(1.8)
Other income, net	0.2	—	0.1	0.1
Income before provision for income taxes	9.3	11.2	8.6	13.4
Provision for income taxes	(3.3)	(3.8)	(3.0)	(4.6)
Net income	6.0%	7.4%	5.6%	8.8%

Three Months ended March 31, 2015 compared with the Three Months ended March  31, 2014

Net Sales

Consolidated net sales of $385.6 million increased $58.2 million, or 17.8%. Ad hoc and Contract sales as a percentage of net sales represented 23% and 77%, respectively, for the three months ended March 31, 2015, as compared to 30% and 70%, respectively, for the three months ended March, 31, 2014. Organic net sales for the three months ended March 31, 2015, which included one month of Haas, decreased by $39.1 million or 12.0%. Adjusted for the negative impact from foreign currency exchange rate fluctuations, organic net sales decreased by $35.4 million or 10.8%.

Net sales of $307.4 million in our North America segment increased $81.7 million, or 36.2%.  North America organic net sales for the three months ended March 31, 2015, which included one month of Haas, increased by $6.0 million or 2.7%. Ad hoc net sales decreased by $5.1 million or 6.0% while Contract net sales increased by $86.3 million or 60.6%. The decrease in ad hoc net sales was primarily driven by a decrease in build rates for one of our major commercial customers as well as the impact of some customers buying directly from manufacturers. The increase in Contract net sales was primarily driven by the Haas acquisition, which accounted for $74.6 million of the increase, and a transition of a contract from Rest of World to North America at the customer’s request.

Net sales of $78.2 million in our Rest of World segment decreased $23.5 million, or 23.1%.  Rest of World organic net sales for the three months ended March 31, 2015, which included one month of Haas, decreased by $45.2 million or 44.4%. Ad hoc and Contract net sales decreased by $2.2 million or 16.7% and $22.6 million or 25.6%, respectively. The ad hoc net sales decrease was attributable to a customer who transitioned into a Contract for their military and commercial requirements. The decrease in Contract net sales was driven by a transition of a contract to North America, and a one-time demand pull-forward sale with an existing customer that occurred in the three months ended March 31, 2014, as well as the impact of some customers buying directly from manufacturers, partially offset by a $20 million increase of Haas net sales as a result of the acquisition.

Income from Operations

Consolidated income from operations of $44.3 million increased $1.8 million, or 4.2%.  Income from operations as a percentage of net sales was 11.5% for the three months ended March 31, 2015, compared to 13.0% for the three months ended March 31, 2014.

Income from operations of $36.5 million in our North America segment increased $10.5 million, or 40.1%.  Income from operations as a percentage of net sales in our North America segment was 11.9% for the three months ended March 31, 2015, compared to 11.6% for the three months ended March 31, 2014, an increase of 0.3%. The primary drivers of this increase in income from operations as a percentage of net sales were an improvement of 2.5% related to lower selling, general and administrative expenses as a percentage of net sales due to lower integration costs and other related expenses. This was partially offset by a 2.2% decrease in gross profit as a percentage of net sales which was comprised of 1.4% related to the inclusion of lower gross margins from the Haas acquisition and 0.8% related to a decrease in gross margins (exclusive of the impact of the Haas acquisition), primarily in our ad hoc business.

Income from operations of $7.8 million in our Rest of World segment decreased $8.7 million, or 52.7%.  Income from operations as a percentage of net sales in our Rest of World segment was 10.0% for the three months ended March 31, 2015, compared to 16.2% for the three months ended March 31, 2014, a decrease of 6.2%. The drivers of this decrease in income from operations as a percentage of net sales were 7.6% related to higher selling, general and administrative expenses (exclusive of the impact of the Haas acquisition) as a percentage of sales due to the decrease in revenue.  The other drivers of this decrease were driven by the Haas acquisition, with 1.3% related to margins and 0.5% related to additional selling, general and administrative expenses.  In addition, 0.5% was due to higher integration and other related expenses. These decreases were partially offset by 3.7% related to an increase in margins (exclusive of the impact of the Haas acquisition) as a result of fewer low-margin Contract sales.

Other Expenses

Interest Expense, Net

Interest expense, net of $9.3 million increased $3.5 million, or 60.2%. This increase was primarily the result of $2.9 million of additional interest expense incurred during the three months ended March 31, 2015 associated with the term loan B facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”) and the revolving facility, which were used to fund the Haas acquisition.

Other Income, Net

Other income, net of $0.8 million increased by $0.8 million. This change was primarily due to unrealized foreign currency exchange gains associated with transactions denominated in currencies other than the respective functional currency of the applicable reporting subsidiary.

Provision for Income Taxes

The provision for income taxes of $12.7 million for the three months ended March 31, 2015 increased by $0.3 million compared to the three months ended March 31, 2014. Our effective tax rate was 35.6% and 33.8% during the three months ended March 31, 2015 and 2014, respectively.  The increase in the provision for income taxes was primarily a result of Haas losses in foreign jurisdictions for which we cannot record a tax benefit.

Net Income

We reported net income of $23.0 million for the three months ended March 31, 2015, compared to net income of $24.3 million for the three months ended March 31, 2014. Net income as a percentage of net sales decreased 1.4% due to lower income from operations, as discussed above, and an increase in interest expense as a percentage of net sales, partially offset by a lower provision for income taxes as a percentage of net sales.

Six months ended March 31, 2015 compared with the Six months ended March 31, 2014

Net Sales

Consolidated net sales of $759.3 million for the six months ended March 31, 2015 increased $207.2 million, or 37.5%. Ad hoc and Contract sales as a percentage of net sales represented 23% and 77%, respectively, for the six months ended March 31, 2015, as compared to 34% and 66%, respectively, for the six months ended March 31, 2014. Organic net sales for the six months ended March 31, 2015, which included one month of Haas, decreased by $35.5 million or 6.4%. Adjusted for the negative impact from foreign currency exchange rate fluctuations, organic net sales decreased by $30.8 million or 5.6%.

Net sales of $603.1 million in our North America segment increased $200.8 million, or 49.9%.  North America organic net sales for the six months ended March 31, 2015, which included one month of Haas, increased by $16.2 million or 4.0%. Ad hoc net sales decreased by $5.4 million or 3.4% while Contract net sales increased by $206.3 million or 85.0%. The decrease in ad hoc net sales was primarily driven by a decrease in build rates for one of our major commercial customers. The increase in Contract net sales was primarily driven by the Haas acquisition, which accounted for $180.6 million of the increase, and a transition of a contract from Rest of World to North America at the customer’s request, slightly offset by a settlement related to the termination of a contract that occurred in the three months ended December 31, 2013.

Net sales of $156.2 million in our Rest of World segment increased $6.4 million, or 4.3%. Rest of World organic net sales for the six months ended March 31, 2015, which included one month of Haas, decreased by $51.7 million or 34.5%. Ad hoc net sales decreased by $3.8 million or 15.2% while Contract net sales increased by $9.4 million or 7.5%.  The ad hoc net sales decrease was attributable to a customer who transitioned into a Contract for their military and commercial requirements. The increase in Contract net sales was driven by the acquisition of Haas, which accounted for $56.5 million of the increase, higher build rates in Europe and scope expansion on existing contracts, partially offset by a transition of a contract to North America and a one-time demand pull-forward sale with an existing customer that occurred in the three months ended March 31, 2014.

Income from Operations

Consolidated income from operations of $83.6 million for the six months ended March 31, 2015 increased $0.5 million, or 0.6%. Income from operations as a percentage of net sales was 11.0% for the six months ended March 31, 2015, compared to 15.1% for the six months ended March 31, 2014.

Income from operations of $70.0 million in our North America segment increased $10.7 million, or 18.0%. Income from operations as a percentage of net sales in our North America segment was 11.6% for the six months ended March 31, 2015, compared to 14.8% for the six months ended March 31, 2014, a decrease of 3.2%. The primary drivers of this decrease in income from operations as a percentage of sales were 2.2% related to margin impact attributable to the Haas acquisition and 1.4% related to a decrease in margins (exclusive of the impact of the Haas acquisition) as a result of lower-margin Contract sales including the impact of the settlement related to the termination of a contract that occurred in the three months ended December 31, 2013. In addition, 0.6% of the decrease related to higher selling, general and administrative expenses (exclusive of the impact of the Haas acquisition) mainly driven by higher payroll related expenses and professional fees.  These decreases were partially offset by lower integration costs and other related expenses which increased income from operations as a percentage of sales by 1.1% during the six months ended March 31 2015.

Income from operations of $13.6 million in our Rest of World segment decreased $10.2 million, or 42.9%. Income from operations as a percentage of net sales in our Rest of World segment was 8.7% for the six months ended March 31, 2015, compared to 15.9% for the six months ended March 31, 2014, a decrease of 7.2%. The drivers of this decrease in income from operations as a percentage of net sales were 6.9% related to higher selling, general and administrative expenses (exclusive of the impact of the Haas acquisition) as a percentage of sales due to the decrease in net sales (exclusive of the impact of the Haas acquisition).  The other drivers of this decrease were driven by the Haas acquisition, with 1.0% related to margins and 0.7% related to additional selling, general and administrative expenses.  In addition, 0.3% was due to higher integration and other related expenses. These decreases were partially offset by 1.7% related to an increase in margins (exclusive of the impact of the Haas acquisition) as a result of lower low margin Contract sales.

Other Expenses

Interest Expense, Net

Interest expense, net of $18.7 million increased $8.7 million, or 86.2%. This increase was primarily the result of a $8.0 million of additional interest expense incurred during the three months ended March 31, 2015 associated with the term loan B facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”) and the revolving facility, that were used to fund the Haas acquisition.

Other Income, Net

Other income, net of $1.0 million increased by $0.3 million. This change was primarily due to unrealized foreign currency exchange gains associated with transactions denominated in currencies other than the respective functional currency of the applicable reporting subsidiary.

Provision for Income Taxes

The provision for income taxes of $23.2 million for the six months ended March 31, 2015 decreased by $2.0 million compared to the six months ended March 31, 2014.  Our effective tax rate was 35.1% and 34.1% during the six months ended March 31, 2015 and 2014, respectively.  The decrease in the provision for income taxes was primarily a result of a $7.9 million, or 10.7%, decrease in pre-tax income.

Net Income

We reported net income of $42.8 million for the six months ended March 31, 2015, compared to net income of $48.7 million for the six months ended March 31, 2014. Due to the factors described above, net income as a percent of net sales decreased 3.2%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $102.2 million and $104.8 million as of March 31, 2015 and September 30, 2014, respectively, of which $74.4 million, or 72.8%, and $56.0 million, or 53.5%, was held by our foreign subsidiaries as of March 31, 2015 and September 30, 2014. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of March 31, 2015 or September 30, 2014. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

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

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of March 31, 2015, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

We have a $625.0 million term loan A facility, which we refer to as the term loan A facility, and a $200.0 million revolving credit facility, which we refer to as the revolving facility.  The credit agreement governing this debt was amended on February 28, 2014 by the First Amendment to Credit Agreement, or the Credit Agreement Amendment, to, among other things, provide an additional senior secured term loan B facility in the aggregate principal amount of $525.0 million, which we refer to as the term loan B facility, to finance, in part, the acquisition of Haas. We refer to the term loan B facility, together with the term loan A facility and the revolving facility, as the senior secured credit facilities. The Credit Agreement Amendment also allowed for us to acquire Haas and for Wesco Aircraft Hardware Corp. to incur additional first lien indebtedness and corresponding liens to permit the incurrence of the term loan B facility and to reset certain ratios with respect to the Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities) covenant applicable to the term loan A facility and the revolving facility, as further described below.

As of March 31, 2015, our outstanding indebtedness under the senior secured credit facilities was $1,057.7 million, which consisted of $547.1 million of indebtedness under the term loan A facility, $510.6 million of indebtedness under the term loan B facility, and no indebtedness under the revolving facility. As of March 31, 2015, $200.0 million was available for borrowing under the revolving facility without breaching any covenants contained in the agreements governing our indebtedness.

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

The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require that our Consolidated Total Leverage Ratio not be in excess of 5.00 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) not be less than 2.25. As of March 31, 2015, our Consolidated Total Leverage Ratio was 4.14 and our Consolidated Net Interest Coverage Ratio was 6.89.

UK Line of Credit

As of March 31, 2015, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($10.4 million based on the March 31, 2015 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. There were no outstanding borrowings under this line of credit as of March 31, 2015. As of March 31, 2015, the full £7.0 million was available for borrowing under the UK Line of Credit without breaching any covenants contained in the agreements governing our indebtedness.

The Company was in compliance with all covenants as of March 31, 2015.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Six Months Ended March 31,
	2015	2014
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$49,472	$(33,691)
Net cash used in investing activities	(3,162)	(563,373)
Net cash (used in) provided by financing activities	(45,220)	567,309

Operating Activities

Our operating activities generated $49.5 million of cash in the six months ended March 31, 2015. This represents an increase of $83.2 million.  The increase was primarily the result of a $71.4 million increase in the change in accounts receivable driven by an increase in collections and lower net sales, a $4.4 million increase in the change in accrued expenses and a $6.5 million increase in the change in excess tax benefit related to stock options exercised.  These changes were partially offset by a $5.5 million decrease in the change in inventory.

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter to quarter. These fluctuations are primarily driven by changes in the timing of sales and the current average days’ sales outstanding. The completion of customer contracts with accelerated payment terms can also contribute to these fluctuations.

Our allowance for doubtful accounts may also fluctuate from quarter to quarter. These fluctuations are primarily driven by changes in our accounts receivable balance, and can also be impacted by the repayment of amounts owed to us that had previously been categorized as bad debts.

Investing Activities

Our investing activities used $3.2 million and $563.4 million of cash in the six months ended March 31, 2015 and 2014, respectively. The use of cash for investing activities during the six months ended March 31, 2014 was primarily comprised of $560.2 million used for the Haas acquisition.  The remaining amounts in the six months ended March 31, 2015 and 2014 were mainly used to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities used $45.2 million of cash in the six months ended March 31, 2015. This amount consisted of $45.0 million used to make principal payments on long-term debt and $0.8 million used to make principal payments under our capital lease obligations, offset by $0.2 million and $0.4 million in excess tax benefit related to stock options exercised and proceeds received in connection with the exercise of stock options, respectively.

Our financing activities generated $567.3 million of cash in the six months ended March 31, 2014. This was primarily due to $565.0 million of borrowings to fund the Haas acquisition.  Other drivers were $6.7 million in excess tax benefit related to stock options exercised and $6.4 million of proceeds received in connection with the exercise of stock options.  These were partially offset by $10.2 million of financing fees paid in connection with the borrowings in connection with the Haas acquisition and $0.6 million used to make principal payments under our capital lease obligations.

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

Factors that could cause actual results to differ materially from those in the forward-looking statements include: general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively compete in our industry; our ability to effectively manage our inventory; our ability to successfully integrate Haas in a timely fashion; failure to realize anticipated benefits of the combined operations; risks relating to unanticipated costs of integration; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain effective information technology systems; our ability to retain key personnel; risks associated with our international operations, including  exposure to foreign currency movements; fluctuations in our financial results from period-to-period; risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill) and legal proceedings; our ability to establish and maintain effective internal control over financial reporting; environmental risks; risks related to the handling, transportation and storage of chemical products; our dependence on third-party package delivery companies; risks related to the aerospace industry and the regulation thereof; risks related to our indebtedness; and other risks and uncertainties.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no significant changes to our market risks since September 30, 2014.  For a description of our exposure to market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 1, 2014.

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

Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, we have identified a material weakness in our internal control over financial reporting.  Due to this material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

Recognizing this material weakness, management has added temporary professional resources and performed additional analyses and supplementary review procedures and has concluded that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal periods presented in conformity with generally accepted accounting principles.  Additionally, this material weakness did not result in any material misstatements of the Company’s unaudited consolidated financial statements and disclosures for the quarter ended September 30, 2014 and for the three and six months ended March 31, 2015.

Remediation Plan

We continue to monitor, evaluate and improve upon certain remediation measures that have been implemented to address the above-described material weakness that remains as of the end of the period covered by this report.

•                  We hired a new chief executive officer effective May 4, 2015 with significant aerospace, strategic and process improvement experience.

•                  We hired a new chief financial officer effective May 4, 2015 with significant finance and accounting experience.

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

•                  We believe we have addressed these concerns on a short-term basis with the engagement of the consulting firm, as described above, as well as through the hiring of a new chief executive officer, chief financial officer and global controller. On a long-term basis, we expect to finalize these plans to strengthen our financial reporting capabilities during the remainder of fiscal 2015. We believe these additional internal controls will be effective in remediating the material weakness described above. As we continue to evaluate and work to improve our internal control over financial reporting, management may take additional measures to address any material weakness or may modify and strengthen the remediation plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

(a)         Exhibits

Exhibit Number	Description

10.1	Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement dated December 18, 2014 (File No. 001-35253))

10.2	Wesco Aircraft Holdings, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2015 (File No. 001-35253))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: May 8, 2015	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ David J. Castagnola
Name: David J. Castagnola
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Richard J. Weller
Name: Richard J. Weller
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)