Form 10-Q
period 2015-06-30
Wesco Aircraft Holdings, Inc
filed 2015-08-07
CIK 1378718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of August 5, 2015 was 97,653,199.

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	September 30, 2014
Assets
Current assets
Cash and cash equivalents	$82,073	$104,775
Accounts receivable, net of allowance for doubtful accounts of $9,420 at June 30, 2015 and $5,332 at September 30, 2014, respectively	272,288	301,668
Inventories, net	801,972	754,400
Prepaid expenses and other current assets	11,752	11,701
Income taxes receivable	3,886	16,314
Deferred income taxes	49,183	49,188
Total current assets	1,221,154	1,238,046
Property and equipment, net	46,074	49,264
Deferred financing costs, net	12,340	15,602
Goodwill	857,297	861,575
Intangible assets, net	220,685	234,945
Deferred income taxes	272	272
Other assets	12,556	12,570
Total assets	$2,370,378	$2,412,274
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$157,443	$159,608
Accrued expenses and other current liabilities	29,563	31,596
Income taxes payable	12,392	5,884
Capital lease obligations-current portion	1,213	1,578
Long-term debt-current portion	35,156	23,437
Total current liabilities	235,767	222,103
Capital lease obligations	1,895	2,606
Long-term debt	967,750	1,079,219
Deferred income taxes	112,717	113,218
Other liabilities	4,081	2,838
Total liabilities	1,322,210	1,419,984
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value per share, authorized - 950,000,000 at June 30, 2015 and September 30, 2014; issued and outstanding — 98,271,612 and 97,645,387 as of June 30, 2015 and 97,010,286 and 96,384,061 as of September 30, 2014, respectively.	97	97
Additional paid-in capital	421,111	413,019
Accumulated other comprehensive loss	(22,291)	(10,822)
Less treasury stock, at cost, 626,225 shares as of June 30, 2015 and September 30, 2014	(8,452)	(8,452)
Retained earnings	657,703	598,448
Total stockholders’ equity	1,048,168	992,290
Total liabilities and stockholders’ equity	$2,370,378	$2,412,274

 See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$368,706	$395,628	$1,127,962	$947,710
Cost of sales	259,393	274,093	791,843	649,028
Gross profit	109,313	121,535	336,119	298,682
Selling, general and administrative expenses	73,136	68,852	216,334	162,864
Income from operations	36,177	52,683	119,785	135,818
Interest expense, net	(9,335)	(9,354)	(28,054)	(19,409)
Other income (expense), net	(2,402)	1,571	(1,363)	2,345
Income before provision for income taxes	24,440	44,900	90,368	118,754
Provision for income taxes	(7,961)	(16,128)	(31,113)	(41,300)
Net income	16,479	28,772	59,255	77,454
Other comprehensive income (loss), net	11,203	(723)	(11,469)	(17)
Comprehensive income	$27,682	$28,049	$47,786	$77,437
Net income per share:
Basic	$0.17	$0.30	$0.61	$0.81
Diluted	$0.17	$0.29	$0.61	$0.79
Weighted average shares outstanding:
Basic	97,004	96,580	96,925	95,675
Diluted	97,964	97,938	97,818	97,511

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$59,255	$77,454
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	11,987	8,099
Depreciation	7,828	6,094
Amortization of deferred financing costs	3,262	2,057
Bad debt and sales return reserve	3,559	849
Non-cash foreign currency exchange	(3,887)	(2,951)
Non-cash stock-based compensation	7,017	4,411
Excess tax benefit related to stock options exercised	(290)	(10,137)
Deferred income tax provision	7	4,143
Income from equity investment	(424)	(46)
Gain on fixed asset disposals	(13)	—
Changes in assets and liabilities
Accounts receivable	18,694	(38,482)
Inventories	(50,229)	(51,727)
Prepaid expenses and other assets	(299)	(826)
Income taxes receivable	12,716	21,266
Accounts payable	8,338	(8,617)
Accrued expenses and other liabilities	(383)	(11,279)
Income taxes payable	6,715	2,140
Net cash provided by operating activities	83,853	2,448
Cash flows from investing activities
Purchases of property and equipment	(4,650)	(7,900)
Acquisition of business, net of cash acquired	(250)	(560,445)
Net cash used in investing activities	(4,900)	(568,345)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	565,000
Repayment of long-term debt	(99,750)	(5,250)
Financing fees	—	(10,161)
Repayment of capital lease obligations	(1,216)	(947)
Excess tax benefit related to stock options exercised	290	10,137
Proceeds from exercise of stock options	785	9,205
Net cash provided by (used in) financing activities	(99,891)	567,984
Effect of foreign currency exchange rates on cash and cash equivalents	(1,764)	(369)
Net increase (decrease) in cash and cash equivalents	(22,702)	1,718
Cash and cash equivalents, beginning of period	104,775	78,716
Cash and cash equivalents, end of period	$82,073	$80,434

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Wesco Aircraft Holdings, Inc. and its wholly owned subsidiaries (referred to herein as “Wesco” or the “Company”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the financial position, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from these estimates.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. ASU 2014-09 also provides guidance on accounting for certain contract costs, and requires new disclosures. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year, and it is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements and the implementation approach to be used.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03.  ASU 2105-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The Company currently is evaluating the impact of the adoption of ASU 2015-03 on its financial statements and disclosures.

Note 3. Acquisitions

2014 Acquisition

On February 28, 2014, through its wholly owned subsidiary, Flyer Acquisition Corp., the Company acquired 100% of the outstanding shares of Haas Group Inc. (“Haas”), for a purchase price of $560,450, including the payment of an additional $250 in the three months ended December 31, 2014 as a result of a working capital adjustment.

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

The goodwill related to the Haas acquisition represents the value paid for assembled workforce, its international geographic presence and synergies expected to arise after the acquisition. None of the goodwill resulting from the Haas acquisition is deductible for income tax purposes. On the date of acquisition, the goodwill was allocated to the Company’s reporting units based on the proportion of cash flows generated in the North America and the Rest of World segments.

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

The results of Haas since the acquisition have been included in the consolidated financial statements and are included in the North America and Rest of World segments based on actual results of the reporting units. Haas’ consolidated net sales and net income included in the consolidated financial statements for the three months ended June 30, 2015 were $148,156 and $2,157, respectively. Haas’ consolidated net sales and net income included in the consolidated financial statements for the nine months ended June 30, 2015 were $443,301 and $2,743, respectively.  Haas’ consolidated net sales and net income included in the consolidated financial statements for the three months ended June 30, 2014 were $152,106 and $2,502, respectively. Haas’ consolidated net sales and net income included in the consolidated financial statements for the nine months ended June 30, 2014 were $205,232 and $3,902, respectively.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Pro forma net sales	$368,706	$395,628	$1,127,962	$1,183,371
Pro forma net income	16,479	28,772	59,255	78,005
Pro forma net income per common share amounts:
Basic net income	$0.17	$0.30	$0.61	$0.82
Diluted net income	$0.17	$0.29	$0.61	$0.80

The financial results for the three and nine months ended June 30, 2015 are actual results of the Company, as the acquisition of Haas was consummated on February 28, 2014.

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

As of June 30, 2015 and September 30, 2014, the Company’s excess and obsolete reserve was $161,562 and $143,736, respectively. Of these amounts, $11,691 and $10,329 were recorded during the nine months ended June 30, 2015 and 2014, respectively. The Company believes that these amounts appropriately reflect the risk of excess and obsolete inventory inherent in its business. The excess and obsolescence reserve includes both excess and slow-moving inventory which typically includes inventory held by the Company after strategic purchases are made to take advantage of favorable pricing terms, speculative purchases based on current market trends or purchases timed to take supplier lead times into account, as well as inventory that is impacted by macro and micro-economic conditions and variability within specific customer programs.

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

A majority of the products the Company sells can be sold across multiple aircraft platforms and the lifespan of the products the Company sells along with the design of the aircrafts that utilize those products is typically not subject to a high degree of obsolescence. Accordingly, since 2006 the Company has only disposed of $17,624 of its inventory. However, the Company may choose to dispose of certain slow-moving inventory in the future if it determines that the market and economics make it prudent to do so.  In addition, the Company’s chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit. In certain cases, as determined by the applicable contract, the customer is responsible for excess or obsolete chemical product, and in such instances, no reserve is recorded for the applicable product. Furthermore, the Company does take program delays and cancellations into account when conducting the reserve analysis.

Based on the Company’s current analysis of these factors, in particular historical sales data, cycle times of programs, the multiple platforms on which individual products can be sold and customer buying patterns, as of June 30, 2015 the Company maintains an unreserved slow-moving inventory of $29,415, which it believes based on historical and anticipated sell through rates, will be sold over the next three years, and accordingly, has not recorded a reserve for those amounts. However, in the future, the Company may determine that it is necessary to reserve for a portion of this $29,415 of inventory.

Note 5. Goodwill

During the nine months ended June 30, 2015, the Company recorded a $4,278 decrease to goodwill. The decrease is a result of the strengthening of the U.S. dollar as compared to the British pound partially offset by an increase of $250 related to a working capital adjustment during the three months ended December 31, 2014.

Goodwill consists of the following:

	North America	Rest of World	Total

Goodwill as of September 30, 2014	$779,395	$82,180	$861,575
Adjustment to goodwill from Haas acquisition	187	63	250
Foreign currency translation	66	(4,594)	(4,528)
Goodwill as of June 30, 2015	$779,648	$77,649	$857,297

Note 6. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities, and a line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities.  As of June 30, 2015, the carrying amounts of the $1,002,906 aggregate outstanding term loan balance approximated its fair value.  The fair value of the long-term debt instruments are determined using current applicable rates for similar instruments as of the balance sheet date (Level 2).

Note 7. Long-Term Debt

Long-term debt consists of the following:

	June 30,	September 30,
	2015	2014

$ 625,000 term loan A facility	$527,344	$550,781

$ 525,000 term loan B facility	475,562	511,875

$ 200,000 revolving facility	—	40,000

Less: current portion	(35,156)	(23,437)
Long-term debt	$967,750	$1,079,219

The Company’s debt includes a $200,000 revolving facility and a $625,000 term loan A facility.  The revolving facility and the term loan A facility, which together we refer to as the existing senior secured credit facilities, mature on December 7, 2017.

The existing senior secured credit facilities bear variable rates of interest and are indexed to the Company’s Consolidated Total Leverage Ratio (as such ratio is defined in the senior secured credit facilities (as defined below)) and subject to adjustment each reporting period based on operating results.  The applicable interest rate for the term loan A facility was 2.69% at June 30, 2015.

On February 27, 2014, the Company borrowed $40,000 under its revolving facility to partially fund the acquisition of Haas.

On February 28, 2014, the Company entered into the first amendment to the existing senior secured credit facilities, which amendment modified the existing senior secured credit facilities to provide an additional senior secured term loan B facility in the aggregate principal amount of $525,000, which together with the existing senior secured credit facilities we refer to as the senior secured credit facilities, to finance, in part, the acquisition of Haas.  The term loan B facility matures on February 28, 2021. The term loan B facility bears a variable rate of interest, which was 3.25% at June 30, 2015.

As of June 30, 2015, the Company has made voluntary prepayments totaling $11,719 on the $625,000 term loan A facility and $42,875 on the $525,000 term loan B facility that have been applied to future required quarterly payments. As of June 30, 2015, there were no outstanding borrowings under the $200,000 revolving facility.

On July 30, 2015, the Company entered into initial interest rate swap agreements with a combined notional amount of $475,000, which effectively fixed the interest rate on approximately 50.0% of our variable debt. The Company expects to receive hedge accounting treatment.

The Company’s subsidiary, Wesco Aircraft Europe, Ltd, has available a £7,000 ($11,008 based on the June 30, 2015 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. There were no outstanding borrowings under this line of credit as of June 30, 2015.

The Company was in compliance with all covenants as of June 30, 2015.

Note 8. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$16,479	$28,772	$59,255	$77,454
Foreign currency exchange translation adjustment	11,203	(723)	(11,469)	(17)
Total comprehensive income	$27,682	$28,049	$47,786	$77,437

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$16,479	$28,772	$59,255	$77,454
Basic weighted average shares outstanding	97,004	96,580	96,925	95,675
Dilutive effect of stock options and restricted stock awards/units	960	1,358	893	1,836
Dilutive weighted average shares outstanding	97,964	97,938	97,818	97,511
Basic net income per share	$0.17	$0.30	$0.61	$0.81
Diluted net income per share	$0.17	$0.29	$0.61	$0.79

There were 1,311 and 0 shares of common stock equivalents for the three months ended June 30, 2015 and 2014, respectively, that were not included in the diluted calculation due to their anti-dilutive effect.

There were 1,454 and 0 shares of common stock equivalents for the nine months ended June 30, 2015 and 2014, respectively, that were not included in the diluted calculation due to their anti-dilutive effect.

Note 10. Segment Reporting

The Company is organized based on geographical location. The Company’s reportable segments are comprised of North America and Rest of World.

The Company primarily evaluates segment performance based on segment income from operations. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operating decision-maker (“CODM”). The Company’s chief executive officer or interim chief executive officer, as applicable, serves as the Company’s CODM.

The following tables present operating and financial information by business segment:

	Three Months Ended June 30, 2015
	North America	Rest of World	Consolidated
Net sales	$296,094	$72,612	$368,706
Income from operations	29,072	7,105	36,177
Interest expense, net	8,825	510	9,335
Provision for income taxes	6,848	1,113	7,961
Total assets	2,019,434	350,944	2,370,378
Goodwill	779,648	77,649	857,297
Capital expenditures	1,525	213	1,738
Depreciation and amortization	5,539	1,014	6,553

	Three Months Ended June 30, 2014
	North America	Rest of World	Consolidated
Net sales	$310,671	$84,957	$395,628
Income from operations	45,712	6,971	52,683
Interest expense, net	7,954	1,400	9,354
Provision for income taxes	14,394	1,734	16,128
Capital expenditures	4,557	170	4,727
Depreciation and amortization	5,697	1,216	6,913

	Nine Months Ended June 30, 2015
	North America	Rest of World	Consolidated
Net sales	$899,193	$228,769	$1,127,962
Income from operations	99,105	20,680	119,785
Interest expense, net	25,016	3,038	28,054
Provision for income taxes	25,304	5,809	31,113
Capital expenditures	4,028	622	4,650
Depreciation and amortization	16,694	3,121	19,815

	Nine Months Ended June 30, 2014
	North America	Rest of World	Consolidated
Net sales	$713,005	$234,705	$947,710
Income from operations	105,071	30,747	135,818
Interest expense, net	17,436	1,973	19,409
Provision for income taxes	34,197	7,103	41,300
Capital expenditures	7,482	418	7,900
Depreciation and amortization	12,355	1,837	14,192

Note 11.  Income Taxes

During the three months ended June 30, 2014, the Company recorded an out-of-period adjustment to correct an error of $4,100 that resulted in an increase to the provision for income taxes and an increase to income taxes payable for the quarter.  Because this error was not material to the three months ended June 30, 2014 and prior periods, the error was corrected in the three months ended June 30, 2014 and no adjustments were made to the prior periods. The recording of the $4,100 error was partially offset by an unrelated $4,000 return-to-provision adjustment related to changes in management’s estimates, which together impacted the tax provision for the period by $100.

Note 12. Commitments and Contingencies

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

Founded in 1953 by the father of our current Chairman of the Board, Wesco has grown to serve over 8,300 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers, or OEMs, and their subcontractors, through which we support nearly all major Western aircraft programs. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors. We have more than 2,700 employees and operate across 86 locations in 19 countries.

On February 28, 2014, we acquired 100% of the outstanding shares of Haas Group Inc. (“Haas”), a provider of chemical supply chain management services to the commercial aerospace, airline, military, energy, and other markets, for a purchase price of $560.5 million. The acquisition of Haas was financed through a combination of a new term loan B facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”), cash on hand and drawings under the revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”). As a result of the acquisition, Haas became a wholly-owned subsidiary of Wesco Aircraft.

Industry Trends Affecting Our Business

Commercial Aerospace Market

We rely on demand for new commercial aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including airline passenger volumes, airline profitability, introduction of new aircraft models, general economic conditions and the aging life cycle of current fleets.

During calendar 2008, 2009 and 2010, our customers were impacted by the global recession and weak demand for air passenger travel, which resulted in significant losses for the global airline industry. During calendar 2011 and 2012, as the global economy began to recover, airline passenger volumes began to increase. During calendar 2013 and 2014 and the first six months of 2015, as the global economy remained on solid footing, passenger volumes continued to be robust and the global airline industry generally reported strong operating results, which was partially aided by the drop in fuel prices.  Increased passenger traffic volumes and the return to profitability of the global airline industry have renewed demand for commercial aircraft, particularly for more fuel-efficient models, such as the Boeing 787 and Airbus A350. Although demand for commercial aircraft increased in calendar 2011, 2012, 2013 and 2014 and the first six months of 2015, these increases have not yet fully translated to increased purchasing patterns by our customers. In addition, commercial maintenance, repair and overhaul, or MRO, providers are expected to benefit from similar growth trends to those impacting the commercial OEM market, in particular, increased revenue passenger miles, which in turn is expected to drive growth in the commercial fleet and greater utilization of existing aircraft. Growth in the commercial aerospace market is also expected to be aided by a recovery in business jet and regional jet deliveries.

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

If any of our customers are acquired or controlled by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives or otherwise modify an existing contract, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. For example, during fiscal 2014, we modified and extended a contract with an existing customer, which may result in a reduction of approximately $50 million in net sales to the customer during fiscal 2015 compared to fiscal 2014. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under Contracts helps to mitigate fluctuations in our financial results, as Contract customers tend to have steadier purchasing patterns than ad hoc customers. However, as mentioned above, our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated usage rates are actually lower. In addition, we believe that during industry growth cycles, our customers’ demand may begin to exceed supplier lead times, which could result in an increase in our ad hoc sales.

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

During fiscal 2014 and the nine months ended June 30, 2015, we saw increased competition in the ad hoc market, which has slightly reduced our typically higher ad hoc margins, and we expect the current margins to remain relatively consistent throughout fiscal 2015. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales will begin to increase.

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

Inventory fluctuations may also be attributable to general industry trends. For example, as production in the global aerospace industry increases, we typically see an increase in demand from our customers and a delay in deliveries from certain of our suppliers, which tends to result in a temporary inventory reduction and increased cash flow (although, during the current growth cycle, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame). However, when production in the aerospace industry decreases, our suppliers are able to catch up on our outstanding orders, while demand from our customers decreases, which tends to result in an increase in inventory levels and decreased cash flow. Although we have made, and continue to make, adjustments to our purchasing practices in order to mitigate the effect of inventory fluctuations on our cash flows, inventory fluctuations continue to occur and, as a result, will continue to impact our cash flows. During fiscal 2014 and the nine months ended June 30, 2015, we experienced inventory builds of $55.0 million and $50.2 million, respectively, which were primarily driven by strategic purchases to take advantage of favorable pricing, in anticipation of the expected industry growth cycle, to support new customer Contracts and to expand our product offerings. We would expect inventory to continue to grow as net sales increase.

Given that growth in our business typically requires us to procure additional inventory, which has a negative impact on our cash flows, we believe that cost of sales as a percentage of inventory is a useful additional metric to use when analyzing our inventory management relative to the growth of our business. Our cost of sales as a percentage of inventory decreased from 94.1% for the nine months ended June 30, 2014 to 86.8% for the nine months ended June 30, 2015 (exclusive of any net sales or inventory attributable to the Haas business), which was primarily driven by an increase in strategic inventory purchases to take advantage of favorable pricing, in anticipation of the expected industry growth cycle, to support new customer contracts and to expand our product offerings.  The Company does not believe the recent decrease in its cost of sales as a percentage of inventory reflects a negative trend in its inventory management, as the Company views the strategic inventory purchases it made during these periods to be essential to the long-term growth of its business. Instead, however, we believe that fluctuations in our cost of sales as a percentage of inventory, including deviations from what we believe are longer-term trends, will continue to occur from time to time. In addition to the factors listed above, the following may also contribute to fluctuations in our cost of sales as a percentage of inventory in the future could include (1) strategic purchases to acquire high-volume products that are typically difficult to obtain in sufficient quantities, (2) changes in supplier lead times and the timing of inventory deliveries, (3) purchases made in anticipation of future growth (particularly growth in our MRO business) and (4) purchases made in connection with the expansion of existing Contracts.

Although we believe that during fiscal 2013, fiscal 2014 and the nine months ended June 30, 2015, the aerospace industry was experiencing a growth cycle, and accordingly made strategic inventory purchases, the typical increases in customer demand and supplier lead times that occur during growth cycles have not occurred within the expected time frame. We believe that this lower than expected demand is the result of inventory purchases that remain in the supply chain from the last downturn and that it is taking longer for those parts to sell. Accordingly, we believe that the strategic inventory purchases we made during fiscal 2013, fiscal 2014 and the nine months ended June 30, 2015 combined with this lower than expected demand, has had a negative impact on our cash flows.

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

Segment Presentation

We conduct our business through two reportable segments: North America and Rest of World. We evaluate segment performance primarily based on segment income from operations. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision maker, or CODM. The Company’s chief executive officer or interim chief executive officer, as applicable, serves as the Company’s CODM.

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

Income from Operations

Income from operations is the result of subtracting the cost of sales and selling, general and administrative expenses from net sales, and is used primarily to evaluate the Company’s performance and profitability.

The principal component of our cost of sales is product cost, which was 95.8% of our total cost of sales for the nine months ended June 30, 2015 and 96.9% for the nine months ended June 30, 2014. The remaining components are freight and expediting fees, import duties, tooling repair charges, supplies and physical inventory adjustment charges, which collectively were 4.2% and 3.1% of our total cost of sales for the nine months ended June 30, 2015 and 2014, respectively.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical products for which first-in first-out (“FIFO”) is used, and adjustments to our inventory excess and obsolescence reserves. Inventory reserves are calculated to estimate the amount of excess and obsolete inventory we currently have on hand. We review inventory for excess and obsolescence quantities quarterly, and adjust the balance as necessary. For a description of our excess and obsolescence reserve policy, see Part I, Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Excess and Obsolescence Reserve Policy” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the Securities and Exchange Commission, or the SEC, on December 1, 2014.  As of June 30, 2015 and 2014, we had recorded an aggregate of $161.6 million and $136.5 million, respectively, to our excess and obsolescence reserve. Of these amounts, $11.7 million and $10.3 million were recorded during the nine months ended June 30, 2015 and 2014, respectively. For a more detailed description of the excess and obsolescence reserves, see Note 4 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility and the UK line of credit (as defined below under “—Liquidity and Capital Resources—Credit Facilities—UK Line of Credit”) and deferred financing costs, net of interest income.

Other Income (Expense), Net.  Other income (expense), net is primarily comprised of realized foreign currency exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. For a description of our critical accounting policies and estimates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 1, 2014, as supplemented by Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 6, 2015 and “—Goodwill” below.

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

For the Wesco North America reporting unit, our most recent Step 1 goodwill impairment test occurred on July 1, 2012, which reflected fair value in excess of carrying value of 38.5%.  Since 2012, we have underperformed relative to the forecasts included in the Step 1 analysis; however, our Step 0 impairment test performed on July 1, 2013 and 2014 did not indicate it was more likely than not that the carrying value exceeded the fair value of the reporting unit.  Through June 30, 2015, we have continued to monitor Wesco North America’s performance relative to these forecasts.  We consider our current forecasts to be reasonable and achievable based upon our historical performance and have concluded, as a result, that no interim triggering event has occurred.

The preparation of our internal forecasts requires significant judgments, including the estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, cost containment activities, changes in working capital and other factors. Among our reporting units, the fair value of the Wesco North America reporting unit has been the closest to its carrying value and is most sensitive to changes in assumptions. We will continue to monitor the Wesco North America reporting unit as we complete our annual planning process and evaluate results. In the three months ending September 30, 2015, we will perform our annual goodwill impairment test for all reporting units using the two-step method.

Results of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Consolidated statements of income:
Net sales:
North America	$296,094	$310,671	$899,193	$713,005
Rest of World	72,612	84,957	228,769	234,705
Net sales	$368,706	$395,628	$1,127,962	$947,710
Income from operations:
North America	$29,072	$45,712	$99,105	$105,071
Rest of World	7,105	6,971	20,680	30,747
Total Income from operations	36,177	52,683	119,785	135,818
Interest expense, net	(9,335)	(9,354)	(28,054)	(19,409)
Other income (expense), net	(2,402)	1,571	(1,363)	2,345
Income before provision for income taxes	24,440	44,900	90,368	118,754
Provision for income taxes	(7,961)	(16,128)	(31,113)	(41,300)
Net income	$16,479	$28,772	$59,255	$77,454

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(As a % of total net sales; numbers have been rounded)	2015	2014	2015	2014
Consolidated statements of income:
Net sales:
North America	80.3%	78.5%	79.7%	75.2%
Rest of World	19.7	21.5	20.3	24.8
Net sales	100.0%	100.0%	100.0%	100.0%
Income from operations:
North America	7.9%	11.6%	8.8%	11.1%
Rest of World	1.9	1.8	1.8	3.2
Total Income from operations	9.8	13.4	10.6	14.3
Interest expense, net	(2.5)	(2.4)	(2.5)	(2.0)
Other income (expense), net	(0.7)	0.4	(0.1)	0.2
Income before provision for income taxes	6.6	11.4	8.0	12.5
Provision for income taxes	(2.2)	(4.1)	(2.8)	(4.4)
Net income	4.4%	7.3%	5.2%	8.1%

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Net Sales

Consolidated net sales of $368.7 million decreased $26.9 million, or 6.8%. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the three months ended June 30, 2015, as compared to 25% and 75%, respectively, for the three months ended June 30, 2014.  Adjusted for the negative impact from foreign currency exchange rate fluctuations, net sales decreased by $17.2 million, or 4.3%, primarily due to the conclusion of a contract with a major customer on March 31, 2015.

Net sales of $296.1 million in our North America segment decreased $14.6 million, or 4.7%. Ad hoc and Contract net sales decreased by $8.1 million or 9.4% and $6.5 million or 2.9%, respectively. The decrease in ad hoc net sales was primarily due to the transition of certain customers to contracts.  The total sales decrease of $14.6 million was driven primarily by the conclusion of a major contract as disclosed in the paragraph above.

Net sales of $72.6 million in our Rest of World segment decreased $12.3 million, or 14.5%. Ad hoc and Contracts net sales decreased by $2.2 million or 17.8% and $10.6 million or 14.5%, respectively. The decrease in net sales was primarily due to the negative impact from foreign currency exchange rate fluctuations.

Income from Operations

Consolidated income from operations of $36.2 million decreased $16.5 million, or 31.3%. Income from operations as a percentage of net sales was 9.8% for the three months ended June 30, 2015, compared to 13.4% for the three months ended June 30, 2014.

Income from operations of $29.1 million in our North America segment decreased $16.6 million, or 36.4%. Income from operations as a percentage of net sales in our North America segment was 9.8% for the three months ended June 30, 2015, compared to 14.7% for the three months ended June 30, 2014, a decrease of 4.9%. The primary drivers of this decrease in income from operations as a percentage of net sales was 2.7% related to higher selling, general and administrative expenses as a percentage of net sales due to higher payroll related expenses, professional fees and stock-based compensation as well as a decline in net sales. The other driver of this decrease was 2.2% related to a decrease in gross profit as a percentage of net sales due to lower hardware net sales, which are typically higher margins, as well as lower chemicals margins due primarily to the timing of commodity based pricing changes.

Income from operations of $7.1 million in our Rest of World segment increased $0.1 million, or 1.9%. Income from operations as a percentage of net sales in our Rest of World segment was 9.8% for the three months ended June 30, 2015, compared to 8.2% for the three months ended June 30, 2014, an increase of 1.6%.  The drivers of this increase in income from operations as a percentage of net sales was 3.0% related to an increase in gross profit as a percentage of net sales due to fewer low-margin chemical net sales and higher hardware margins as a result of fewer low-margin Contract net sales. These increases were partially offset by 1.5% related to higher selling, general and administrative expenses as a percentage of sales due to the decrease in revenue.

Other Expenses

Interest Expense, Net

Interest expense, net of $9.3 million was consistent with the three months ended June 30, 2014 as our borrowings and the related interest rates have remained consistent.

Other Income (Expense), Net

Other expense, net increased by $4.0 million, from income of $1.6 million to an expense of $2.4 million. This change was primarily due to realized and unrealized foreign exchange losses associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes of $8.0 million for the three months ended June 30, 2015 decreased by $8.2 million, or 50.6%, compared to the three months ended June 30, 2014. Our effective tax rate was 32.6% and 35.9% during the three months ended June 30, 2015 and 2014, respectively. The decrease in our effective tax rate resulted primarily from a decrease in U.S. pre-tax income, which is subject to a higher tax rate and an increase in foreign pre-tax income which is subject to a lower tax rate.  See Note 11 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our provision for income taxes during the three months ended June 30, 2014.

Net Income

We reported net income of $16.5 million for the three months ended June 30, 2015, compared to net income of $28.8 million for the three months ended June 30, 2014. Net income as a percentage of net sales decreased 2.9% due to lower income from operations, as discussed above, and an increase in other expenses as a percentage of net sales, partially offset by a lower tax provision for income taxes as a percentage of net sales.

Nine months ended June 30, 2015 compared with the nine months ended June 30, 2014

Net Sales

Consolidated net sales of $1,128.0 million increased $180.3 million, or 19.0%, primarily driven by the acquisition of Haas. Ad hoc and Contract sales as a percentage of net sales represented 23% and 77%, respectively, for the nine months ended June 30, 2015, as compared to 30% and 70%, respectively, for the nine months ended June 30, 2014.  Organic net sales for the nine months ended June 30, 2015 decreased by $62.4 million, or 6.6%. Adjusted for the negative impact from foreign currency exchange rate fluctuations, organic net sales decreased by $45.9 million, or 4.8%.

Net sales of $899.2 million in our North America segment increased $186.2 million, or 26.1%. North America organic net sales for the nine months ended June 30, 2015 increased by $1.6 million, or 0.2%. Ad hoc net sales decreased by $13.5 million or 5.5%, while Contract net sales increased by $199.8 million or 42.6%. The decrease in ad hoc net sales was primarily driven by a decrease in build rates for one of our major commercial customers and by the transition of certain customers to Contracts. The increase in Contract net sales was primarily driven by the Haas acquisition, which accounted for $181.5 million of the increase, as well as the transition of a contract from Rest of World to North America at the customer’s request, the transition of certain customers to Contracts and the conclusion of a contract with a major customer on March 31, 2015, slightly offset by a settlement related to the termination of a contract that occurred in the three months ended December 31, 2013.

Net sales of $228.8 million in our Rest of World segment decreased $5.9 million, or 2.5%. Rest of World organic net sales for the nine months ended June 30, 2015 decreased by $64.0 million, or 27.3%. Ad hoc and Contract net sales decreased by $5.9 million or 16.1% and $1.2 million or 0.6%, respectively. The decrease in net sales was primarily driven by the transition of a contract to North America and a one-time demand pull-forward sale with an existing customer that occurred in the three months ended March 31, 2014, as well as the negative impact from foreign currency exchange rate fluctuations, partially offset by the acquisition of Haas, which accounted for $51.4 million of net sales, higher build rates in Europe and scope expansion on existing Contracts.

Income from Operations

Consolidated income from operations of $119.8 million decreased $16.0 million, or 11.8%. Income from operations as a percentage of net sales was 10.6% for the nine months ended June 30, 2015, compared to 14.3% for the nine months ended June 30, 2014.

Income from operations of $99.1 million in our North America segment decreased $6.0 million, or 5.7%. Income from operations as a percentage of net sales in our North America segment were 11.0% for the nine months ended June 30, 2015, compared to 14.7% for the nine months ended June 30, 2014, a decrease of 3.7%. The primary drivers of this decrease in income from operations as a percentage of sales were 1.7% related to margin impact attributable to the Haas acquisition and 1.3% related to a decrease in margins (exclusive of the impact of the Haas acquisition) as a result of lower-margin Contract sales including the impact of the settlement related to the termination of a contract that occurred in the three months ended December 31, 2013. In addition, 1.9% of the decrease related to higher selling, general and administrative expenses (exclusive of the impact of the Haas acquisition) mainly driven by higher payroll related expenses and professional fees. These decreases were partially offset by lower integration costs and other related expenses which increased income from operations as a percentage of sales by 1.1% during the nine months ended June 30, 2015.

Income from operations of $20.7 million in our Rest of World segment decreased $10.1 million, or 32.7%. Income from operations as a percentage of net sales in our Rest of World segment was 9.0% for the nine months ended June 30, 2015, compared to 13.1% for the nine months ended June 30, 2014, a decrease of 4.1%. The drivers of this decrease in income from operations as a percentage of net sales were 5.5% related to higher selling, general and administrative expenses (exclusive of the impact of the Haas acquisition) as a percentage of sales due to the decrease in net sales (exclusive of the impact of the Haas acquisition). In addition, 0.5% of the decrease related to the margin impact attributable to the Haas acquisition. These decreases were partially offset by 1.9% related to an increase in margins (exclusive of the impact of the Haas acquisition) as a result of fewer low-margin Contract sales.

Other Expenses

Interest Expense, Net

Interest expense, net of $28.1 million increased $8.6 million, or 44.5%. This increase was primarily the result of $8.1 million of additional interest expense incurred during the nine months ended June 30, 2015 associated with the term loan B facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”) and the revolving facility that were used to fund the Haas acquisition.

Other Income (Expense), Net

Other expense, net increased by $3.7 million, from income of $2.3 million to an expense of $1.4 million. This change was primarily due to unrealized foreign exchange losses associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes of $31.1 million for the nine months ended June 30, 2015 decreased by $10.2 million, or 24.7%, compared with the nine months ended June 30, 2014. Our effective tax rate was 34.4% and 34.8% during the nine months ended June 30, 2015 and 2014, respectively. The decrease in our effective tax rate resulted primarily from a decrease in U.S. pre-tax income which is subject to a higher tax rate and an increase in foreign pre-tax income which is subject to a lower tax rate.  See Note 11 of Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our provision for income taxes during the nine months ended June 30, 2014.

Net Income

We reported net income of $59.3 million for the nine months ended June 30, 2015, compared to net income of $77.5 million for the nine months ended June 30, 2014. Due to the factors described above, net income as a percent of net sales decreased 2.9%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $82.1 million and $104.8 million as of June 30, 2015 and September 30, 2014, respectively, of which $31.4 million, or 38.2%, and $56.0 million, or 53.5%, was held by our foreign subsidiaries as of June 30, 2015 and September 30, 2014, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of June 30, 2015 or September 30, 2014. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

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

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of June 30, 2015, we did not have any material capital expenditure commitments.

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

As of June 30, 2015, our outstanding indebtedness under the senior secured credit facilities was $1,002.9 million, which consisted of $527.3 million of indebtedness under the term loan A facility, $475.6 million of indebtedness under the term loan B facility, and no indebtedness under the revolving facility. As of June 30, 2015, $200.0 million was available for borrowing under the revolving facility without breaching any covenants contained in the agreements governing our indebtedness.

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

The senior secured credit facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. The senior secured credit facilities also require that our Consolidated Total Leverage Ratio for the three months ended June 30, 2015 not be in excess of 4.75 (with step-downs on such ratio during future periods) and that our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the senior secured credit facilities) not be less than 2.25. As of June 30, 2015, our Consolidated Total Leverage Ratio was 4.28 and our Consolidated Net Interest Coverage Ratio was 6.47.

On July 30, 2015, we entered into initial interest rate swap agreements with a combined notional amount of $475,000, which effectively fixed the interest rate an approximately 50.0% of our variable debt. We expect to receive hedge accounting treatment.

UK Line of Credit

As of June 30, 2015, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($11.0 million based on the June 30, 2015 exchange rate) line of credit that automatically renews annually on October 1, which we refer to as the UK line of credit. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. There were no outstanding borrowings under this line of credit as of June 30, 2015. As of June 30, 2015, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

The Company was in compliance with all covenants as of June 30, 2015.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table:

	Nine Months Ended June 30,
(In thousands)	2015	2014
Consolidated statements of cash flows data:
Net cash provided by operating activities	$83,853	$2,448
Net cash used in investing activities	(4,900)	(568,345)
Net cash provided by (used in) financing activities	(99,891)	567,984

Operating Activities

Our operating activities generated $83.9 million of cash in the nine months ended June 30, 2015. This represents an increase of $81.4 million. This increase was the result of a $57.2 million increase in the change in accounts receivable driven by an increase in collections and lower net sales, an increase of $17.0 million in the change in accounts payable driven by the timing of payments and inventory receipts, an increase of $10.9 million in the change in accrued expenses and an increase of $9.8 million in the change in excess tax benefit related to stock options exercised. These sources of cash were partially offset by a decrease of $4.1 million in the change in deferred income tax provision and a decrease of $8.6 million in the change in income tax receivable.

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

Investing Activities

Our investing activities used $4.9 million and $568.3 million of cash in the nine months ended June 30, 2015 and 2014, respectively. The use of cash for investing activities during the nine months ended June 30, 2014 was primarily comprised of $560.4 million used for the Haas acquisition.  The remaining amounts in the nine months ended June 30, 2015 and 2014 were mainly used to purchase property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Our financing activities used $99.9 million of cash in the nine months ended June 30, 2015. This amount consisted of $99.8 million used to make principal payments on long-term debt and $1.2 million used to make principal payments under our capital lease obligations, partially offset by $0.3 million and $0.8 million in excess tax benefit related to stock options exercised and proceeds received in connection with the exercise of stock options, respectively.

Our financing activities generated $568.0 million of cash in the nine months ended June 30, 2014. This was primarily due to $565.0 million of borrowings to fund the Haas acquisition. Other drivers were $10.1 million in excess tax benefit related to stock options exercised and $9.2 million of proceeds received in connection with the exercise of stock options.  These were partially offset by $10.2 million of financing fees paid in connection with the borrowings to fund the Haas acquisition, $5.3 million used to repay principal against the senior secured credit facilities and $0.9 million used to make principal payments under our capital lease obligations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

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

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part II, Item 1A. “Risk Factors” and the other documents we file from time to time with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have been no significant changes to our market risks since September 30, 2014.  For a description of our exposure to market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 1, 2014.

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

Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, we have identified a material weakness in our internal control over financial reporting.  Due to this material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness we identified relates to a lack of a sufficient complement of accounting and financial reporting personnel, including at our Haas subsidiary, with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements.  This material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Recognizing this material weakness, management has added temporary professional resources and performed additional analyses and supplementary review procedures and has concluded that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal periods presented in conformity with generally accepted accounting principles. Additionally, this material weakness did not result in any material misstatements of the Company’s unaudited consolidated financial statements and disclosures for the three months ended September 30, 2014 and the three and nine months ended June 30, 2015.

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

We believe we have addressed these concerns on a short-term basis with the engagement of the consulting firm, as described above, as well as through the hiring of a new chief executive officer, chief financial officer and global controller. On a long-term basis, we expect to finalize these plans to strengthen our financial reporting capabilities during the remainder of fiscal 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may take additional measures to address any material weakness or may modify and strengthen the remediation plan. Once implemented, we believe these additional internal controls will be effective in remediating the material weakness described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Executive Severance Agreement between David J. Castagnola and Wesco Aircraft Hardware Corp., dated April 6, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2015 (File No. 001-35253))

10.2

Executive Severance Agreement between Richard J. Weller and Wesco Aircraft Hardware Corp., dated April 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2015 (File No. 001-35253))

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

Date: August 6, 2015	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ David J. Castagnola
Name: David J. Castagnola
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Richard J. Weller
Name: Richard J. Weller
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)