Form 10-Q
period 2015-12-31
Wesco Aircraft Holdings, Inc
filed 2016-02-05
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of January 28, 2016 was 97,934,609.

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2015	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$85,655	$82,866
Accounts receivable, net of allowance for doubtful accounts of $6,420 at December 31, 2015 and $5,892 at September 30, 2015, respectively	238,099	253,348
Inventories	723,607	701,535
Prepaid expenses and other current assets	12,711	10,004
Income taxes receivable	138	187
Deferred tax assets, current	89,184	89,401
Total current assets	1,149,394	1,137,341
Property and equipment, net	45,597	46,976
Deferred financing costs, net	10,421	11,248
Goodwill	588,759	590,587
Intangible assets, net	210,685	215,389
Deferred tax assets, non-current	6,303	6,844
Other assets	18,599	12,588
Total assets	$2,029,758	$2,020,973
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$165,778	$149,615
Accrued expenses and other current liabilities	29,883	38,896
Income taxes payable	10,916	21,442
Capital lease obligations- current portion	1,142	1,044
Long-term debt - current portion	3,594	—
Total current liabilities	211,313	210,997
Capital lease obligations, less current portion	1,588	1,824
Long-term debt, less current portion	944,312	952,906
Deferred tax liabilities, non-current	32,272	30,693
Other liabilities	5,961	6,980
Total liabilities	1,195,446	1,203,400
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 97,934,609 and 97,538,124 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively.	98	98
Additional paid-in capital	414,919	412,492
Accumulated other comprehensive loss	(45,018)	(38,721)
Retained earnings	464,313	443,704
Total stockholders’ equity	834,312	817,573
	$2,029,758	$2,020,973
See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net sales	$359,843	$373,696
Cost of sales	263,214	267,772
Gross profit	96,629	105,924
Selling, general and administrative expenses	59,545	66,633
Income from operations	37,084	39,291
Interest expense, net	(8,997)	(9,373)
Other income, net	901	248
Income before provision for income taxes	28,988	30,166
Provision for income taxes	(8,379)	(10,436)
Net income	20,609	19,730
Other comprehensive loss, net	(6,297)	(11,649)
Comprehensive income	$14,312	$8,081
Net income per share:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20
Weighted average shares outstanding:
Basic	97,217,924	96,863,629
Diluted	97,939,423	97,710,296

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$20,609	$19,730
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,997	6,582
Deferred financing costs	828	1,019
Bad debt and sales return reserve	374	1,027
Inventory reserves	2,049	4,068
Stock-based compensation expense	2,194	2,210
Excess tax benefit related to stock-based incentive plans	(84)	(105)
Deferred income taxes	1,731	40
Income from equity investment	(300)	(152)
Other non-cash items	(679)	(2,747)
Changes in assets and liabilities
Accounts receivable	14,205	11,138
Inventories	(26,549)	(50,982)
Prepaid expenses and other assets	(8,114)	(3,237)
Income taxes receivable	49	4,304
Accounts payable	16,311	18,241
Accrued expenses and other liabilities	(8,523)	214
Income taxes payable	(10,434)	(33)
Net cash provided by operating activities	10,664	11,317
Cash flows from investing activities
Purchase of property and equipment	(1,162)	(1,299)
Acquisition of business, net of cash acquired	—	(250)
Net cash used in investing activities	(1,162)	(1,549)
Cash flows from financing activities
Repayment of long-term debt	(5,000)	(15,000)
Repayment of capital lease obligations	(722)	(403)
Excess tax benefit related to stock-based incentive plans	84	105
Net proceeds from issuance of common stock	150	178
Net cash used in financing activities	(5,488)	(15,120)
Effect of foreign currency exchange rate on cash and cash equivalents	(1,225)	289
Net increase (decrease) in cash and cash equivalents	2,789	(5,063)
Cash and cash equivalents, beginning of period	82,866	104,775
Cash and cash equivalents, end of period	$85,655	$99,712

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

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 30, 2015.

Revision of Statements of Comprehensive Income
In fiscal 2015, we revised our presentation of certain personnel costs associated with service contracts to correctly reflect them as cost of sales rather than selling, general and administrative expenses. These personnel costs totaled $5.9 million for the three months ended December 31, 2014, of which $5.5 million and $0.4 million was for North America and Rest of World, respectively. These reclassifications had no effect on previously reported income from operations, net income or cash flows for the three months ended December 31, 2014.

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

New Accounting Standards Updates
In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that entities present all deferred tax assets and liabilities as non-current in a classified balance sheet. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the adoption of ASU 2015-17 on our financial statements and disclosures.
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
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 states entities should present debt issuance costs as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not anticipate the adoption of ASU 2015-15 will have a significant impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted. We do not anticipate the adoption of ASU 2015-05 will have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2105-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 will reduce our non-current assets and non-current debt by the amount of our net deferred financing costs in our consolidated balance sheets but will not impact our consolidated statements of comprehensive income and consolidated statements of cash flow. As of December 31, 2015 and September 30, 2015, our deferred financing costs, net was $10.4 million and $11.2 million, respectively.

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply ASU 2014-12 either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We do not anticipate the adoption of ASU 2014-12 will have a significant impact on our consolidated financial statements.

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

Note 3. Restructuring Activities

In September 2015, we committed to a Global Restructuring Plan, which involved the immediate elimination of redundant positions and the closure and consolidation of various facilities in order to better align our workforce to the growth areas of our business and to streamline our operations in order to increase efficiency and effectiveness. We anticipate that actions under the Global Restructuring Plan will continue through the year ending September 30, 2016.

During the three months ended December 31, 2015, we recorded total expenses of $0.2 million related to the restructuring activities, consisting of $0.2 million of employee severance and related costs and $10 thousand related to the termination of leases and other expenses. Of these amounts, $0.2 million was recorded in North America and $10 thousand in Rest of World. Such expenses were recorded in selling, general and administrative expenses in our consolidated statements of comprehensive income.

Our restructuring liabilities were included in the accrued expenses and other current liabilities line of our consolidated balance sheets. The following table summarizes the activities affecting our restructuring liabilities described above during the three months ended December 31, 2015 (in thousands):

				Foreign
	September 30,	Additions/	Cash	Currency	December 31,
	2015	Adjustments	Payments	Translation	2015
Employee severance	$2,106	$170	$(1,732)	$—	$544
Lease termination costs and other	2,384	10	(100)	(40)	2,254
Total	$4,490	$180	$(1,832)	$(40)	$2,798

Note 4. Inventory

Our inventory is comprised solely of finished goods.
As of December 31, 2015 and September 30, 2015, our excess and obsolescence (E&O) reserves totaled $265.6 million and $264.1 million, respectively. The $1.5 million increase during the three months ended December 31, 2015 represents reserves provided to additional E&O inventory, net of the decrease of E&O reserves related to the depletion of E&O inventory during the period. We believe that our ending E&O reserves as of December 31, 2015 appropriately reflect the risk of E&O inventory inherent in our business.
Note 5. Goodwill

During the three months ended December 31, 2015, we recorded a $1.8 million decrease to goodwill as a result of the strengthening of the U.S. dollar compared to the British pound.

Goodwill consists of the following (in thousands):

	North America	Rest of World	Total
Goodwill as of September 30, 2015	$515,876	$74,711	$590,587
Foreign currency translation	—	(1,828)	(1,828)
Goodwill as of December 31, 2015	$515,876	$72,883	$588,759

Note 6. Fair Value of Financial Instruments

Derivative Financial Instruments

We use derivative instruments primarily to manage exposures to foreign currency exchange rates and interest rates. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with fluctuations in foreign exchange rates and changes in interest rates. Our derivatives expose us to credit risk to the extent that the counter-parties may be unable to meet the terms of the agreement. We, however, seek to mitigate such risks by limiting our counter-parties to major financial institutions. In addition, the potential risk of loss with any one counter-party resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counter-parties.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In July 2015, we entered into two interest rate swap agreements, which we designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement has an amortizing notional amount, which was $462.5 million as of December 31, 2015, and matures on September 30, 2017, giving us the contractual right to pay a fixed interest rate of 1.21% plus the applicable margin under the term loan B facility (as defined in Note 7 below; see Note 7 for the applicable margin). The second interest rate swap agreement also has an amortizing notional amount, initially $375.0 million, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility, which is effective on September 29, 2017 and matures on September 30, 2019.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended December 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the three months ended December 31, 2015, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in accumulated other comprehensive income (AOCI) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. As of December 31, 2015, we expected to reclassify approximately $0.9 million from accumulated other comprehensive loss to earnings as an increase to interest expense over the next 12 months.

Non-Designated Derivatives

On December 16, 2015, we entered into one foreign currency forward contract to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The derivative is not designated as a hedging instrument. The change in its fair value is recognized as periodic gain or loss in the other income (loss), net line of our consolidated statement of earnings and comprehensive income.

The following table summarizes the notional principal amounts at December 31, 2015 and September 30, 2015 of our outstanding derivative instruments discussed above (in thousands). We did not have foreign exchange forward contracts as of September 30, 2015.

	Derivative Notional
	December 31, 2015	September 30, 2015
Instruments designated as accounting hedges:
Interest rate contracts	$462,500	$475,000

Instruments not designated as accounting hedges:
Foreign exchange contract	$35,000	—

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of December 31, 2015 and September 30, 2015 (in thousands). We did not have foreign exchange forward contracts as of September 30, 2015.

		Fair Value
	Balance Sheet Locations	December 31, 2015	September 30, 2015
Instruments designated as accounting hedges:

Interest rate contracts	Other assets	$592	—
	Accrued expenses and other current liabilities	$1,360	$1,902
	Other liabilities	$1,354	$2,186

Instruments not designated as accounting hedges:

Foreign exchange contract	Accrued expenses and other current liabilities	$483	—

The following table provides the losses of our cash flow hedging instruments (net of income taxes) which were transferred from our AOCI to our consolidated statement of comprehensive income during the three months ended December 31, 2015 (in thousands). We did not have any derivative instruments in the three months ended December 31, 2014.

	Location in Consolidated	Three Months Ended December 31,
	Statement Of
Cash Flow Hedge	Comprehensive Income	2015	2014
Interest rate contracts	Interest expense, net	$352	—

The following table provides the effective portion of the amount of gain recognized in other comprehensive income (net of income taxes) for the three months ended December 31, 2015 (in thousands). We did not have any derivative instruments in the three months ended December 31, 2014.

	Three Months Ended December 31,

Cash Flow Hedge	2015	2014
Interest rate contracts	$1,240	—

The following table provides a summary of changes to our accumulated other comprehensive income (loss) related to our cash flow hedging instruments (net of income taxes) during the three months ended December 31, 2015 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments
Balance at September 30, 2015	$(2,577)
Change in fair value of hedging instruments	888
Amounts reclassified to earnings	352
Net current period other comprehensive income	1,240
Balance at December 31, 2015	$(1,337)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated earnings and comprehensive income for the three months ended December 31, 2015 (in thousands). We did not have any derivative instruments in the three months ended December 31, 2014.

	Location in Consolidated	Three Months Ended December 31,
Instruments Not Designated	Statement Of
As Hedging Instruments	Comprehensive Income	2015	2014
Foreign exchange contract	Other income (loss), net	$(490)	—

Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities, and a line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities.  The fair value of the long‑term debt instruments is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement. The carrying amounts and fair values of the debt instruments were as follows (in thousands):

	December 31, 2015		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$625.0 million term loan A	$472,344	$469,963	$477,344	$476,150
$525.0 million term loan B	$475,562	$458,690	$475,562	$467,002

Fair Value Measurement

 Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, we primarily utilize reported market transactions and discounted cash flow analysis. We use a three tier fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs. The three broad categories are:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The definition of fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counter-party or us) will not be fulfilled. For financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the three months ended December 31, 2015. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of December 31, 2015 and September 30, 2015 (in thousands).

December 31, 2015	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Other assets	$592	—	$592	—
	Accrued expenses and other current liabilities	$1,360	—	$1,360	—
	Other liabilities	$1,354	—	$1,354	—

Instruments not designated as accounting hedges:

Foreign exchange contract	Accrued expenses and other current liabilities	$483	—	$483	—

September 30, 2015	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,902	—	$1,902	—
	Other liabilities	$2,186	—	$2,186	—
We use observable market‑based inputs to calculate fair value of our interest rate swap agreements and outstanding debt instruments, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market‑based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.
Note 7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2015	September 30, 2015
$ 625,000 term loan A facility	$472,344	$477,344
$ 525,000 term loan B facility	475,562	475,562
$ 200,000 revolving facility	—	—
Less: current portion	(3,594)	—
Long-term debt	$944,312	$952,906

Our amended credit agreement provides for (1) a $625.0 million term loan A facility (the term loan A facility), (2) a $200.0 million revolving credit facility (the revolving facility), and (3) a $525.0 million senior secured term loan B facility (the term loan B facility). We refer to the term loan A facility, the term loan B facility and the revolving facility collectively as the Credit Facilities.

As of December 31, 2015, our outstanding indebtedness under our Credit Facilities was $947.9 million, which consisted of (1) $472.3 million of indebtedness under the term loan A facility, and (2) $475.6 million of indebtedness under the term loan B facility. As of December 31, 2015, $200.0 million was available for borrowing under the revolving facility, of which we could borrow up to $65.0 million without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Facilities) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for alternate base rate (ABR) loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the balance due at maturity on December 7, 2017. As of December 31, 2015, the interest rate for borrowings under the term loan A facility was 2.91%.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of December 31, 2015, the interest rate for borrowings under the term loan B facility was 3.25%. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 6.

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

During the three months ended December 31, 2015, we made voluntary prepayments totaling $5.0 million on our term loan A facility, which has been applied to future required quarterly payments.

Under the terms and definitions applicable to the Credit Facilities as of December 31, 2015, our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Facilities) cannot exceed 4.50 (with step-downs on such ratio during future periods) and our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the Credit Facilities) cannot be less than 2.25. The Credit Facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of December 31, 2015, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.18 and our Consolidated Net Interest Coverage Ratio was 6.35. As noted above, our Consolidated Total Leverage Ratio will step-down during future periods, decreasing to 4.00 for the quarter ending March 31, 2016 and 3.75 for the quarter ending June 30, 2016 and thereafter.

As of December 31, 2015, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($10.3 million based on the December 31, 2015 exchange rate) line of credit that automatically renews annually on October 1 (the "UK line of credit"). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of December 31, 2015, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 8. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended December 31,
	2015	2014
Net income	$20,609	$19,730
Foreign currency exchange translation adjustment	(7,537)	(11,649)
Unrealized gain on cash flow hedging instruments	1,240	—
Total comprehensive income	$14,312	$8,081

Note 9. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from in-the-

money awards include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income per share for the three months ended December 31, 2015 and 2014 (dollars in thousands except share data):

	Three Months Ended December 31,
	2015	2014
Net income	$20,609	$19,730
Basic weighted average shares outstanding	97,217,924	96,863,629
Dilutive effect of stock options and restricted stock awards/units	721,499	846,667
Dilutive weighted average shares outstanding	97,939,423	97,710,296
Basic net income per share	$0.21	$0.20
Diluted net income per share	$0.21	$0.20

There were 2,978,026 and 1,543,450 shares of common stock equivalents for the three months ended December 31, 2015 and 2014, respectively, which were not included in the diluted calculation due to their anti-dilutive effect.

Note 10. Segment Reporting

We are organized based on geographical location. Our reportable segments are comprised of North America and Rest of World.

We evaluate segment performance based primarily on segment income from operations. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision-maker (“CODM”). Our chief executive officer serves as our CODM.

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended December 31, 2015
	North America	Rest of World	Consolidated
Net sales	$286,960	$72,883	$359,843
Income from operations	29,056	8,028	37,084
Interest expense, net	(7,799)	(1,198)	(8,997)
Provision for income taxes	(6,412)	(1,967)	(8,379)
Total assets	1,708,998	320,760	2,029,758
Goodwill	515,876	72,883	588,759
Capital expenditures	1,056	106	1,162
Depreciation and amortization	5,953	1,044	6,997

	Three Months Ended December 31, 2014
	North America	Rest of World	Consolidated
Net sales	$295,725	$77,971	$373,696
Income from operations	33,504	5,787	39,291
Interest expense, net	(8,041)	(1,332)	(9,373)
Provision for income taxes	(8,508)	(1,928)	(10,436)
Total assets	2,027,023	395,703	2,422,726
Goodwill	779,440	76,650	856,090
Capital expenditures	1,102	197	1,299
Depreciation and amortization	5,492	1,090	6,582

Note 11.  Income Taxes

(dollars in thousands)	Three Months Ended December 31,
	2015	2014
Provision for income taxes	$8,379	$10,436
Effective tax rate	28.9%	34.6%

The decrease in our effective tax rate resulted primarily from (1) a decrease in U.S. pretax income, which is subject to a higher tax rate and an increase in foreign pretax income which is subject to a lower tax rate; and (2) the settlement of a tax audit and the permanent extension of the U.S. Federal R&D tax credit, which occurred during the three months ended December 31, 2015 and resulted in a decrease in our effective tax rate of 2.2% and 0.5%, respectively.

Note 12. Commitments and Contingencies

We are involved in various legal matters that arise in the normal course of its business. Our management, after consulting with outside legal counsel, believes that the ultimate outcome of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect our business, financial position, results of operations or cash flows.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the Securities and Exchange Commission (the "SEC") on November 30, 2015 and “—Cautionary Note Regarding Forward-Looking Statements” below.  Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Unless otherwise noted in this Quarterly Report on Form 10-Q, the term “Wesco Aircraft” means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms “Wesco,” “the Company,” “we,” “us,” “our” and “our company” mean Wesco Aircraft and its subsidiaries.  References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2016” or “fiscal 2016” means the period from October 1, 2015 to September 30, 2016.

Executive Overview

We are one of the world’s largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (“JIT”) delivery and point-of-use inventory management. We supply over 570,000 active stock-keeping units (“SKUs”), including hardware, chemicals, electronic components, bearings, tools and machined parts. We serve our customers under both long-term contractual arrangements (“Contracts”), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements (“LTAs”) that typically set prices for specific products, and ad hoc sales.

Founded in 1953 by the father of our current Chairman of the Board of Directors, Wesco has grown to serve over 8,200 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers (“OEMs”) and their subcontractors, through which we support nearly all major Western aircraft programs. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors.

Industry Trends Affecting Our Business

We rely on demand for new commercial and military aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including the global economy, passenger volumes, airline profitability, introduction of new aircraft models, and the lifecycle of current fleets. Demand for business jets is closely correlated to regional economic conditions and corporate profits, but also influenced by new models and changes in ownership dynamics. Military aircraft demand is primarily driven by government spending, the timing of orders and evolving U.S. Department of Defense strategies and policies.

Aftermarket demand is affected by many of the same trends as those in OEM channels, but is also impacted by requirements to maintain aging aircraft and the cost of fuel, which can lead to greater utilization of existing planes. Demand in the military aftermarket is further driven by changes in overall fleet size and the level of U.S. military activity overseas.

Supply chain service providers and distributors have been aided by these trends along with an increase in outsourcing activities, as OEMs and their suppliers focus on reducing their capital commitments and operating costs.

Commercial Aerospace Market

Over the past three years, major airlines have ordered new aircraft at a robust pace, aided by strong profits and increasing passenger volumes. At the same time, volatile fuel prices have led to greater demand for fuel-efficient models and new engine options for existing aircraft designs. As a result, large commercial OEMs have reported increased deliveries and unprecedented backlog levels. The rise of emerging markets has added to this growth in overall demand at a stronger pace than seen historically. Business aviation has lagged the larger commercial market, reflecting a deeper downturn in the recession.

Production levels remain well below their pre-recession peak, although this has been offset somewhat by stronger demand for large, more expensive aircraft.

Military Aerospace Market

Military build-rates have declined recently (and may continue to decline going forward), negatively impacting this portion of our business. We believe the diversity of the military aircraft programs we support can help mitigate the impact of program delays, changes or cancellations. Increased sales for other established aircraft programs that directly benefit from such changes also help moderate build-rate declines. In addition, we believe the services we provide the Joint Strike Fighter program will benefit our future business as production increases.

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

If any of our customers are acquired or controlled by a company that elects not to utilize our services, or attempts to implement in-sourcing initiatives, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs. In addition, we believe our substantial sales under Contracts helps to mitigate fluctuations in our financial results, as Contract customers tend to have steadier purchasing patterns than ad hoc customers. However, as mentioned above, our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is larger than we expected or if estimated usage rates are actually lower. In addition, we believe that during industry growth cycles, our customer’s demand may begin to exceed supplier lead times, which could result in an increase in our ad hoc sales.

Fluctuations in Margins

We added chemicals to our product offerings in connection with our acquisition of Haas Group, Inc. (now Haas Group, LLC) and its direct and indirect subsidiaries (collectively, “Haas”) on February 28, 2014. Gross profit margins on chemicals are lower than the gross profit margins on many of the products we sold prior to the Haas acquisition, which resulted in a reduction in our overall gross profit margins. In addition, we believe our gross profit margins may also be negatively impacted by the extent that other lower-margin product lines, such as electronic components, exceed the growth rates of higher margin product lines. In addition, there continues to be pricing pressure throughout the supply chain.

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

Continuing competition in the ad hoc market has slightly reduced our typically higher ad hoc margins. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales may begin to increase.

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

Revision of Statements of Comprehensive Income
In fiscal 2015, we revised our presentation of certain personnel costs associated with service contracts to correctly reflect them as cost of sales rather than selling, general and administrative expenses. These personnel costs totaled $5.9 million for the three months ended December 31, 2014, of which $5.5 million and $0.4 million was for North America and Rest of World, respectively. These reclassifications had no effect on previously reported income from operations, net income or cash flows for the three months ended December 31, 2014.

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

The principal component of our cost of sales is product cost, which was 93.0% of our total cost of sales for the three months ended December 31, 2015 and 94.0% for the three months ended December 31, 2014. The remaining components are freight and expediting fees, import duties, tooling repair charges, supplies and physical inventory adjustment charges, which collectively were 7.0% and 6.0% of our total cost of sales for the three months ended December 31, 2015 and 2014, respectively.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the adjustment to the reserve, if any, for excess and obsolete inventory. The inventory reserve is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess quantities and obsolescence quarterly and adjust the reserve and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence (E&O) reserve policy, see Part II, Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventory” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 30, 2015. During the three months ended December 31, 2015 and 2014, we recorded an increase to cost of sales of $2.0 million and $4.1 million, respectively, due to increases to our E&O reserves.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Credit Facilities-Senior Secured Credit Facilities”) and the UK line of credit (as defined below under “—Liquidity and Capital Resources—Credit Facilities—UK Line of Credit”) and deferred financing costs, net of interest income.

Other Income, Net.  Other income, net is primarily comprised of realized foreign currency exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. For a description of our critical accounting policies and estimates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 30, 2015.

Results of Operations

	Three Months Ended December 31,
(In thousands)	2015	2014
Consolidated result of operations:
Net sales:
North America	$286,960	$295,725
Rest of World	72,883	77,971
Total net sales	$359,843	$373,696

Income from operations:
North America	$29,056	$33,504
Rest of World	8,028	5,787
Total Income from operations	37,084	39,291
Interest expense, net	(8,997)	(9,373)
Other income, net	901	248
Income before provision for income taxes	28,988	30,166
Provision for income taxes	(8,379)	(10,436)
Net income	$20,609	$19,730

	Three Months Ended December 31,
(As a % of total net sales; numbers have been rounded)	2015	2014
Income from operations by segment:
North America	10.1%	11.3%
Rest of World	11.0%	7.4%

Consolidated:
Income from operations	10.3%	10.5%
Interest expense, net	(2.5)	(2.5)
Other income, net	0.3	0.1
Income before provision for income taxes	8.1	8.1
Provision for income taxes	(2.4)	(2.8)
Net income	5.7%	5.3%

Three months ended December 31, 2015 compared with three months ended December 31, 2014

Net Sales

Consolidated net sales decreased $13.9 million, or 3.7%, to $359.8 million for the three months ended December 31, 2015, compared with $373.7 million for the same period in the prior year. Ad hoc and Contract sales as a percentage of net sales represented 26% and 74%, respectively, for the three months ended December 31, 2015 as compared to 25% and 75%, respectively, for the three months ended December 31, 2014. The decrease was primarily due to the end of a large commercial hardware contract on March 31, 2015, which resulted in a $19.4 million decline in sales in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. In addition, foreign currency impacts reduced sales by $6.3 million in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. These declines were partially offset by sales growth of $11.8 million, primarily in Contracts.

Net sales for our North America segment decreased $8.8 million, or 3.0%, to $287.0 million for the three months ended December 31, 2015, compared with $295.7 million for the same period in the prior year, primarily due to a $15.1 million decline in sales due to the end of the large commercial contract on March 31, 2015. This decline was partially offset by growth of $6.3 million, primarily in Contracts.

Net sales for our Rest of World segment decreased $5.1 million, or 6.5%, to $72.9 million for the three months ended December 31, 2015, compared with $78.0 million for the same period in the prior year, primarily driven by a $6.3 million negative impact of foreign currency exchange and by a $4.3 million decline in sales due to the end of the large commercial contract on March 31, 2015. This decline was partially offset by growth of $5.5 million, primarily in Contracts.

Income from Operations

Consolidated income from operations decreased $2.2 million, or 5.6%, to $37.1 million for the three months ended December 31, 2015, compared with $39.3 million for the same period in the prior year. Income from operations as a percentage of net sales was 10.3% for the three months ended December 31, 2015, compared to 10.5% for the three months ended December 31, 2014. The dollar decrease in income from operations was comprised of a decrease in gross profit of $9.3 million partially offset by a decrease in selling, general and administrative expenses of $7.1 million. The decrease in gross profit was primarily driven by the conclusion of a large commercial contract as disclosed above and foreign currency movements. The decrease in selling, general and administrative expenses was largely driven by decreases in payroll costs, bad debt and integration expenses of $4.6 million, $0.7 million and $0.6 million, respectively.

Income from operations for our North America segment decreased $4.4 million, or 13.3%, to $29.1 million, compared with $33.5 million for the same period in the prior year. Income from operations as a percentage of net sales was 10.1% for the three months ended December 31, 2015, compared to 11.3% for the same period in the prior year, a decrease of 1.2%. The dollar decrease in income from operations was comprised of a decrease in gross profit of $9.0 million partially offset by a decrease in selling, general and administrative expenses of $4.6 million. The decrease in gross profit was largely driven by by the conclusion of a large commercial contract as disclosed above. The decrease in selling, general and administrative expenses was primarily driven by decreases in payroll costs, bad debt and integration expenses of $3.2 million, $0.7 million and $0.6 million, respectively.

Income from operations for our Rest of World segment increased $2.2 million to $8.0 million, or 38.7%, compared with $5.8 million for the same period in the prior year. Income from operations as a percentage of net sales was 11.0% for the three months ended December 31, 2015, compared to 7.4% for the same period in the prior year, an increase of 3.6%. The increase in income from operations was the result of a decrease in selling, general and administrative expenses of $2.4 million, partially offset by a decrease in gross profit of $0.2 million including the impact of currency movements. The decrease in selling, general and administrative expenses was largely driven by decreases in payroll costs and commissions of $1.4 million and $0.4 million, respectively.

Other Expenses

Interest Expense, Net

Net interest expense was $9.0 million for the three months ended December 31, 2015, compared with $9.4 million for the same period in the prior year. The decrease is primarily due to our repayment of our long-term debt during the twelve months ended December 31, 2015.

Other Income, Net

Net other income was $0.9 million for the three months ended December 31, 2015, compared with $0.2 million for the same period in the prior year. The increase was primarily related to foreign currency exchange gain associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes for the three months ended December 31, 2015 was $8.4 million, compared with $10.4 million for the same period in the prior year. Our effective tax rate was 28.9% and 34.6% for the three months ended December 31, 2015 and 2014, respectively. The decrease in our effective tax rate resulted primarily from (1) a decrease in U.S. pretax income, which is subject to a higher tax rate and an increase in foreign pretax income which is subject to a lower tax rate; and (2) the settlement of a tax audit and the permanent extension of the U.S. Federal R&D tax credit, which occurred during the three months ended December 31, 2015 and resulted in a decrease in our effective tax rate of 2.2% and 0.5%, respectively.

Net Income

Net income increased $0.9 million, or 4.5% for the three months ended December 31, 2015 to $20.6 million, compared with $19.7 million for the same period in the prior year. Net income as a percentage of net sales was 5.7% for the three months ended December 31, 2015, compared to 5.3% for the same period in the prior year. Earnings per diluted share was $0.21 and $0.20 for the three months ended December 31, 2015 and 2014, respectively. This increase in net income was primarily driven by a decrease in the income tax provision, as discussed above, as well as an increase in other income, partially offset by a decrease in operating income.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $85.7 million and $82.9 million as of December 31, 2015 and September 30, 2015, respectively, of which $52.0 million, or 60.8%, and $30.8 million, or 37.2%, was held by our foreign subsidiaries as of December 31, 2015 and September 30, 2015, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of December 31, 2015 or September 30, 2015. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•	operating expenses;
•	working capital requirements to fund the growth of our business;
•	capital expenditures that primarily relate to IT equipment and our warehouse operations;
•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”); and
•	strategic acquisitions.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see "—Credit Facilities—Senior Secured Credit Facilities" below. As of December 31, 2015, we did not have any material capital expenditure commitments.

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

As of December 31, 2015, our outstanding indebtedness under our Credit Facilities was $947.9 million, which consisted of (1) $472.3 million of indebtedness under the term loan A facility, and (2) $475.6 million of indebtedness under the term loan B facility. As of December 31, 2015, $200.0 million was available for borrowing under the revolving facility, of which we could borrow up to $65.0 million without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Facilities) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for alternate base rate (ABR) loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the balance due at maturity on December 7, 2017. As of December 31, 2015, the interest rate for borrowings under the term loan A facility was 2.91%.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of December 31, 2015, the interest rate for borrowings under the term loan B facility was 3.25%. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

During the three months ended December 31, 2015, we made voluntary prepayments totaling $5.0 million on our term loan A facility, which has been applied to future required quarterly payments.

Under the terms and definitions applicable to the Credit Facilities as of December 31, 2015, our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Facilities) cannot exceed 4.50 (with step-downs on such ratio during future periods) and our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the Credit Facilities) cannot be less than 2.25. The Credit Facilities also contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of December 31, 2015, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.18 and our Consolidated Net Interest Coverage Ratio was 6.35. As noted above, our Consolidated Total Leverage Ratio will step-down during future periods, decreasing to 4.00 for the quarter ending March 31, 2016 and 3.75 for the quarter ending June 30, 2016 and thereafter.

Although our sales, earnings and cash outlook meets the projected requirements for these covenants by a narrow margin, ongoing analysis of forecast projections will be utilized to assess when and if actions and countermeasures are necessary, including potentially seeking an appropriate covenant waiver or amendment or refinancing of our debt. A breach of any of these covenants could result in an event of default under the Credit Facilities. If any such event of default occurs, the lenders under the Credit Facilities may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Credit Facilities, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the Credit Facilities was to be accelerated, our assets would not be sufficient to repay in full our debt.

UK Line of Credit

As of December 31, 2015, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($10.3 million based on the December 31, 2015 exchange rate) line of credit that automatically renews annually on October 1 (the "UK" line of credit). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of December 31, 2015, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended December 31,
Consolidated statements of cash flows data:	2015	2014

Net cash provided by operating activities	$10,664	$11,317
Net cash used in investing activities	(1,162)	(1,549)
Net cash provided by (used in) financing activities	(5,488)	(15,120)

Operating Activities

Our operating activities generated $10.7 million of cash in the three months ended December 31, 2015, a decrease of $0.6 million, as compared to $11.3 million for the same period in the prior year. The decrease of $0.6 million was driven primarily by higher tax payments of $13.0 million, higher use of cash for prepaid expenses and other assets of $4.9 million and higher use of cash for accrued expenses and other liabilities of $8.7 million. These decreases were partially offset by improved cash provided from net working capital of $25.6 million.

Investing Activities

Cash used in our investing activities was $1.2 million of cash in the three months ended December 31, 2015, compared with $1.5 million of cash used in the same period of prior year. The use of cash for investing activities during the three months ended December 31, 2015 and 2014 was primarily for the purchase of property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Cash used in our financing activities totaled $5.5 million in the three months ended December 31, 2015, compared with $15.1 million of cash used in the same period of the prior year. We paid down our debt by $5.0 million and $15.0 million in the three months ended December 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recently accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning Wesco and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, such management. Forward-looking statements may be accompanied by words such as “anticipate,” “could,” “drive,”“believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements.

Factors that could cause actual results to differ materially from those in the forward-looking statements include: general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively compete in our industry; our ability to effectively manage our inventory; our ability to fully integrate the Haas business and realize anticipated benefits of the combined operations; risks related to unanticipated costs of integration; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain effective information technology systems; our ability to retain key personnel; risks associated with our international operations, including exposure to foreign currency movements; risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill) and legal proceedings; our dependence on third-party package delivery companies; fuel price risks; our ability to establish and maintain effective internal control over financial reporting; fluctuations in our financial results from period-to-period; environmental risks; risks related to the handling, transportation and storage of chemical products; risks related to the aerospace industry and the regulation thereof; risks related to our indebtedness; and other risks and uncertainties.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 30, 2015 and the other documents we file from time to time with the SEC, including this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The following disclosure amends and restates the third paragraph under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks-Foreign Currency Exposures-Foreign Currency Transactions” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 30, 2015:

“We periodically enter into currency forward and option contracts to limit exposure to foreign currency exchange rate changes and will continue to monitor our exposure to foreign currency exchange rate changes. If these contracts are designated as hedge instruments, gains and losses on such contracts are deferred until the transaction being hedged is finalized. If these contracts are not designated as hedge instruments, gains and losses on such contracts are recognized as periodic gain or loss in our consolidated statement of earnings and other comprehensive income. In December 2015, we entered into a foreign currency forward contract to partially reduce our exposure to foreign currency fluctuations for one of our subsidiary’s net monetary assets, which are denominated in a foreign currency. For additional information about this foreign currency forward contract, see Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We do not enter into currency forward and option contracts for trading or speculative purposes.”

There have been no other material changes to our market risks since September 30, 2015. For a description of our exposure to market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 30, 2015.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation and because our previously reported material weaknesses have not been remediated as of December 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in more detail in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, the initial material weakness we identified in fiscal 2014 relates to a lack of a sufficient complement of accounting and financial reporting personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements. This material weakness contributed to the following two additional material weaknesses identified in fiscal 2015. We did not maintain effective controls over the preparation and review of account reconciliations. Specifically, our controls over the reconciliation of our balance sheet accounts did not operate effectively. We also did not maintain effective controls over the integration of policies, practices and controls over the acquired Haas business. These material weaknesses could result in misstatements of substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In light of the material weaknesses, management performed additional analyses and supplementary review procedures and has concluded that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with generally accepted accounting principles. Additionally, these material weaknesses did not result in any material misstatements of our unaudited consolidated financial statements and disclosures for the three months ended December 31, 2015.

Remediation Activities

While significant progress was made to enhance our internal control over financial reporting relating to the previously reported material weaknesses, we are still in the process of implementing and testing these processes and procedures and additional time is required to complete implementation and to assess and ensure the sustainability of these procedures over a meaningful period of time.

The following remedial actions have been taken in the three months ended December 31, 2015:

•
We enhanced our accounting function by hiring or promoting accounting personnel to fill the key accounting positions identified by management. By filling these positions, we were able to further segregate duties and allow additional levels of internal review and supervision within the accounting organization. The following positions were filled during the quarter:

*	Director, Assistant Global Controller

*	Controller, Asia Pacific

*	Cost Accounting Manager

*	Senior Internal Auditor

*	Sarbanes-Oxley (“SOX”) Coordinator

•
We implemented a formalized account reconciliation policy and procedures that included intensive training of our accounting team to ensure that these reconciliations are completed at each period-end on a timely basis.

•
We implemented a comprehensive training program to upgrade the skills of our internal audit and accounting personnel. We allocated time and resources for our staff to attend the training, which will be performed on at least a quarterly basis during the remainder of fiscal 2016 at our corporate headquarters and through videoconferencing for employees located outside of our corporate headquarters.

•
We purchased and began implementing software that will help automate and improve our account reconciliation process and a separate compliance software that will help streamline the SOX compliance documentation, testing and reporting process. This new software is expected to simplify and reduce routine activities and provide additional time for our finance department to focus on non-routine areas that require more analysis and professional judgment.

The following actions are in process:

•
Integrating various key processes, systems and resources, including implementation of a common financial system across substantially all of the business. Centralizing processes will allow for streamlined efforts, reduced redundancies and the ability to train employees to specialize in their tasks. In turn, maintaining a specialization or an expertise in a certain task or process means constant learning and creation of best practices.

•	Enhancing and strengthening our written accounting and reporting policies and training employees on the new policies, which is key to centralizing and standardizing processes.

We believe these actions will be effective in remediating the previously reported material weaknesses, and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We intend to complete the implementation and testing of our remediation plan and remediate the material weaknesses during fiscal 2016.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Date: February 5, 2016	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ David J. Castagnola
Name: David J. Castagnola
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2016	By:	/s/ Richard J. Weller
Name: Richard J. Weller
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)