Form 10-Q
period 2016-03-31
Wesco Aircraft Holdings, Inc
filed 2016-05-06
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of April 28, 2016 was 98,574,166.

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2016	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$63,038	$82,866
Accounts receivable, net of allowance for doubtful accounts of $6,862 and $5,892 at March 31, 2016 and September 30, 2015, respectively	274,728	253,348
Inventories	710,769	701,535
Prepaid expenses and other current assets	13,654	10,004
Income taxes receivable	135	187
Deferred tax assets, current	89,272	89,401
Total current assets	1,151,596	1,137,341
Property and equipment, net	48,418	46,976
Deferred financing costs, net	11,572	11,248
Goodwill	586,943	590,587
Intangible assets, net	204,969	215,389
Deferred tax assets, non-current	7,386	6,844
Other assets	18,208	12,588
Total assets	$2,029,092	$2,020,973
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$158,749	$149,615
Accrued expenses and other current liabilities	30,815	38,896
Income taxes payable	17,117	21,442
Capital lease obligations- current portion	1,070	1,044
Total current liabilities	207,751	210,997
Capital lease obligations, less current portion	1,617	1,824
Long-term debt	922,906	952,906
Deferred tax liabilities, non-current	32,124	30,693
Other liabilities	8,652	6,980
Total liabilities	1,173,050	1,203,400
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 98,418,675 and 97,538,124 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	98	98
Additional paid-in capital	421,052	412,492
Accumulated other comprehensive loss	(52,913)	(38,721)
Retained earnings	487,805	443,704
Total stockholders’ equity	856,042	817,573
	$2,029,092	$2,020,973

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales	$376,742	$385,559	$736,585	$759,255
Cost of sales	274,405	276,474	537,619	544,246
Gross profit	102,337	109,085	198,966	215,009
Selling, general and administrative expenses	60,966	64,768	120,511	131,401
Income from operations	41,371	44,317	78,455	83,608
Interest expense, net	(9,114)	(9,346)	(18,111)	(18,719)
Other income, net	402	791	1,303	1,039
Income before provision for income taxes	32,659	35,762	61,647	65,928
Provision for income taxes	(9,167)	(12,716)	(17,546)	(23,152)
Net income	23,492	23,046	44,101	42,776
Other comprehensive loss, net	(7,895)	(11,023)	(14,192)	(22,672)
Comprehensive income	$15,597	$12,023	$29,909	$20,104
Net income per share:
Basic	$0.24	$0.24	$0.45	$0.44
Diluted	$0.24	$0.24	$0.45	$0.44
Weighted average shares outstanding:
Basic	97,390,636	96,906,736	97,303,808	96,884,680
Diluted	98,075,389	97,726,054	97,999,018	97,738,624

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$44,101	$42,776
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,053	13,262
Deferred financing costs	1,753	2,158
Bad debt and sales return reserve	771	2,011
Inventory reserves	6,440	8,941
Stock-based compensation expense	4,286	4,650
Excess tax benefit related to stock-based incentive plans	(796)	(151)
Deferred income taxes	2,150	11
Income from equity investment	(509)	(248)
Other non-cash items	(1,767)	(1,042)
Changes in assets and liabilities
Accounts receivable	(22,859)	12,449
Inventories	(21,961)	(53,992)
Prepaid expenses and other assets	(9,032)	(923)
Income taxes receivable	55	11,654
Accounts payable	10,064	6,380
Accrued expenses and other liabilities	(8,395)	(717)
Income taxes payable	(3,528)	2,253
Net cash provided by operating activities	14,826	49,472
Cash flows from investing activities
Purchase of property and equipment	(7,233)	(2,912)
Proceeds from sales of assets	2,000	—
Acquisition of business, net of cash acquired	—	(250)
Net cash used in investing activities	(5,233)	(3,162)
Cash flows from financing activities
Repayment of long-term debt	(30,000)	(45,000)
Financing fees	(2,076)	—
Repayment of capital lease obligations	(641)	(789)
Excess tax benefit related to stock-based incentive plans	796	151
Net proceeds from issuance of common stock	3,478	418
Net cash used in financing activities	(28,443)	(45,220)
Effect of foreign currency exchange rate on cash and cash equivalents	(978)	(3,620)
Net decrease in cash and cash equivalents	(19,828)	(2,530)
Cash and cash equivalents, beginning of period	82,866	104,775
Cash and cash equivalents, end of period	$63,038	$102,245

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

Revision of Statements of Comprehensive Income
In fiscal 2015, we revised our presentation of certain personnel costs associated with service contracts to correctly reflect them as cost of sales rather than selling, general and administrative expenses. These personnel costs totaled $5.9 million for the three months ended March 31, 2015, of which $5.4 million and $0.5 million was for North America and Rest of World, respectively. These personnel costs totaled $11.8 million for the six months ended March 31, 2015, of which $10.9 million and $0.9 million was for North America and Rest of World, respectively. These revisions had no effect on previously reported income from operations, net income or cash flows for the three and six months ended March 31, 2015.

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

New Accounting Standards Issued
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach shall be used when adopting ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods therein, with early application permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted for certain provisions. We are currently evaluating the impact of ASU 2016-01 related to equity investments and the presentation and disclosure requirements of financial instruments on our consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that entities present all deferred tax assets and liabilities as non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-17 will only impact our consolidated balance sheets. The current portion of deferred tax assets or liabilities will be reclassified into long-term deferred tax assets or liabilities, respectively, and total current assets and total current liabilities will be reduced accordingly. The changes may affect certain financial ratios calculation. As of March 31, 2016, we had current deferred tax assets of $89.3 million and no current deferred tax liabilities.
In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. As of March 31, 2016, we did not have any provisional amounts outstanding from prior acquisitions.
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 states entities should present debt issuance costs as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not anticipate the adoption of ASU 2015-15 will have a significant impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, and eliminates current GAAP options for measuring market value. ASU 2015-11 defines realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-11 can only be applied prospectively. We are currently evaluating the impact of the adoption of ASU 2015-11 on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2105-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 will reduce our non-current assets and non-current debt by the amount of our net deferred financing costs in our consolidated balance sheets but will not impact our consolidated statements of comprehensive income and consolidated statements of cash flow. As of March 31, 2016 and September 30, 2015, our deferred financing costs, net was $11.6 million and $11.2 million, respectively.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, ASU 2014-15 (1) provides a definition of the term “substantial doubt,” (2) requires an evaluation every reporting period, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not anticipate the adoption of ASU 2014-15 will have a significant impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. ASU 2014-09 also provides guidance on accounting for certain contract costs, and requires new disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, ASU 2016-10 reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. ASU 2016-10 also provides implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). ASU 2014-09, ASU 2016-08 and ASU 2016-10 offer alternative implementation approaches. The effective date for ASU 2014-09, ASU 2016-08 and ASU 2016-10 is for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the effect of the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-10 on our consolidated financial statements and the implementation approach to be used.

Adopted Accounting Standards

Effective January 1, 2016, we early adopted ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. We elected to adopt the amendments prospectively for all arrangements entered into or materially modified after January 1, 2016. The adoption of ASU 2015-05 does not have a significant impact on our consolidated financial statements. We record the qualified cloud-based software license fees as software intangible assets instead of prepaid expenses, and amortize them over the contract length as software amortization expense instead of service expense. Both amortization expense and service expense are included in the selling, general and administrative expense line of our consolidated statement of comprehensive income, resulting in no significant impact on our income from operations, net income or cash flows.

Note 3. Restructuring Activities

In September 2015, we committed to a Global Restructuring Plan (GRP), which involved the immediate elimination of redundant positions and the closure and consolidation of various facilities in order to better align our workforce to the growth areas of our business and to streamline our operations in order to increase efficiency and effectiveness. We anticipate that actions under the GRP will continue through the year ending September 30, 2016.

During the six months ended March 31, 2016, we recorded total expenses of $227 thousand related to the restructuring activities, consisting of $170 thousand of employee severance and related costs and $57 thousand related to the termination of leases and other expenses. Of these amounts, $170 thousand was recorded in North America and $57 thousand in Rest of World. Such expenses were recorded in selling, general and administrative expenses in our consolidated statements of comprehensive income.

Our restructuring liabilities were included in the accrued expenses and other current liabilities line of our consolidated balance sheets. The following table summarizes the activities affecting our restructuring liabilities described above during the six months ended March 31, 2016 (in thousands):

				Foreign
	September 30,	Additions/	Cash	Currency	March 31,
	2015	Adjustments	Payments	Translation	2016
Employee severance	$2,106	$170	$(2,084)	$(12)	$180
Lease termination costs and other	2,384	57	(667)	(33)	1,741
Total	$4,490	$227	$(2,751)	$(45)	$1,921

The following table summarizes the total incurred restructuring costs by segment as of March 31, 2016 (in thousands):

	Restructuring	Cash	Foreign	Restructuring
	Costs Accrued	Payments	Currency	Costs Accrued
	Since Inception	Year-to-date	Translation	March 31, 2016
North America segment	$2,733	$(1,897)	$—	$836
Rest of World segment	1,984	(854)	(45)	1,085
Total	$4,717	$(2,751)	$(45)	$1,921

The remaining costs to be incurred under the GRP are not expected to differ significantly from the amount accrued as of March 31, 2016.

Note 4. Inventory

Our inventory is comprised solely of finished goods.
As of March 31, 2016 and September 30, 2015, our excess and obsolescence (E&O) reserves totaled $258.2 million and $264.1 million, respectively. The $5.9 million decrease during the six months ended March 31, 2016 represents reserves of $6.4 million provided to additional E&O inventory, which was more than offset by $12.3 million decrease of E&O reserves due to the foreign currency translation and the depletion of E&O inventory. Out of the $12.3 million decrease, $1.7 million was attributable to the strengthening of the U.S. dollar compared to the British pound and $10.6 million was for E&O inventory scrapped. Our ending E&O reserves adjusted our inventory as of March 31, 2016 to reflect the lower of its cost or net realizable value.

Note 5. Goodwill

During the six months ended March 31, 2016, we recorded a $3.6 million decrease to goodwill as a result of the strengthening of the U.S. dollar compared to the British pound.

Goodwill consists of the following (in thousands):

	North America	Rest of World	Total
Goodwill as of September 30, 2015	$515,876	$74,711	$590,587
Foreign currency translation	—	(3,644)	(3,644)
Goodwill as of March 31, 2016	$515,876	$71,067	$586,943

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In July 2015, we entered into two interest rate swap agreements, which we designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement has an amortizing notional amount, which was $450.0 million as of March 31, 2016, and matures on September 30, 2017, giving us the contractual right to pay a fixed interest rate of 1.21% plus the applicable margin under the term loan B facility (as defined in Note 7 below; see Note 7 for the applicable margin). The second interest rate swap agreement also has an amortizing notional amount, initially $375.0 million, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility, which is effective on September 29, 2017 and matures on September 30, 2019.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended March 31, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the six months ended March 31, 2016, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in accumulated other comprehensive income (loss) (AOCI) related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. As of March 31, 2016, we expected to reclassify approximately $1.0 million from accumulated other comprehensive loss to earnings as an increase to interest expense over the next 12 months.

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

The following table summarizes the notional principal amounts at March 31, 2016 and September 30, 2015 of our outstanding derivative instruments discussed above (in thousands). We did not have foreign exchange forward contracts as of September 30, 2015.

	Derivative Notional
	March 31, 2016	September 30, 2015
Instruments designated as accounting hedges:
Interest rate contracts	$450,000	$475,000

Instruments not designated as accounting hedges:
Foreign exchange contract	$35,000	—

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of March 31, 2016 and September 30, 2015 (in thousands). We did not have foreign exchange forward contracts as of September 30, 2015.

		Fair Value
	Balance Sheet Locations	March 31, 2016	September 30, 2015
Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,626	$1,902
	Other liabilities	$4,866	$2,186

Instruments not designated as accounting hedges:

Foreign exchange contract	Prepaid expenses and other current assets	$123	—

The following table provides the losses of our cash flow hedging instruments (net of income tax benefit) which were transferred from our AOCI to our consolidated statement of comprehensive income during the three and six months ended March 31, 2016 (in thousands). We did not have any derivative instruments in the three and six months ended March 31, 2015.

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,

Cash Flow Hedge		2016	2015	2016	2015
Interest rate contracts	Interest expense, net	$339	—	$691	—

The following table provides the effective portion of the amount of loss recognized in other comprehensive income (net of income taxes) for the three and six months ended March 31, 2016 (in thousands). We did not have any derivative instruments in the three and six months ended March 31, 2015.

	Three Months Ended March 31,		Six Months Ended March 31,

Cash Flow Hedge	2016	2015	2016	2015
Interest rate contracts	$(2,755)	—	$(1,515)	—

The following table provides a summary of changes to our accumulated other comprehensive income (loss) related to our cash flow hedging instruments (net of income taxes) during the three and six months ended March 31, 2016 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Balance at Beginning of Period	$(1,337)	$(2,577)
Change in fair value of hedging instruments	(3,093)	(2,205)
Amounts reclassified to earnings	339	691
Net current period other comprehensive income	(2,754)	(1,514)
Balance at End of Period	$(4,091)	$(4,091)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated earnings and comprehensive income for the three and six months ended March 31, 2016 (in thousands). We did not have any derivative instruments in the six months ended March 31, 2015.

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,
Instruments Not Designated As Hedging Instruments
		2016	2015	2016	2015
Foreign exchange contract	Other income (loss), net	$(1,391)	—	$(1,914)	—

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

	March 31, 2016		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$625.0 million term loan A	$447,344	$437,950	$477,344	$476,150
$525.0 million term loan B	$475,562	$450,358	$475,562	$467,002

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the six months ended March 31, 2016. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of March 31, 2016 and September 30, 2015 (in thousands).

March 31, 2016	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,626	—	$1,626	—
	Other liabilities	$4,866	—	$4,866	—

Instruments not designated as accounting hedges:

Foreign exchange contract	Prepaid expenses and other current assets	$123	—	$123	—

September 30, 2015	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,902	—	$1,902	—
	Other liabilities	$2,186	—	$2,186	—
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
Note 7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2016	September 30, 2015
$ 625,000 term loan A facility	$447,344	$477,344
$ 525,000 term loan B facility	475,562	475,562
Long-term debt	$922,906	$952,906

On March 24, 2016, we entered into the Third Amendment (the “Amendment”) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware Corp. and the lenders and agents party thereto (as amended, the “Credit Agreement”). The Amendment (i) reduced the maximum amount permitted to be incurred under a Cash-Capped Incremental Facility (as such term is defined in the Credit Agreement) from $150 million to $100 million, and (ii) raised the levels in the Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) financial covenant set forth in the Credit Agreement to a maximum of 4.50 for the quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, with step-downs to 4.25 for the quarter ending December 31, 2016, 4.00 for the quarter ending March 31, 2017 and 3.75 for the quarter ending June 30, 2017 and thereafter.

As a result of the amendment, we incurred $2.1 million in fees that were capitalized and will be amortized over the remaining life of the related debt.

The Credit Agreement, as amended, provides for (1) a $625.0 million term loan A facility (the "term loan A facility"), (2) a $200.0 million revolving credit facility (the "revolving facility), and (3) a $525.0 million senior secured term loan B facility (the "term loan B facility"). We refer to the term loan A facility, the term loan B facility and the revolving facility collectively as the Credit Facilities.

As of March 31, 2016, our outstanding indebtedness under our Credit Facilities was $922.9 million, which consisted of (1) $447.3 million of indebtedness under the term loan A facility, and (2) $475.6 million of indebtedness under the term loan B facility. As of March 31, 2016, $200.0 million was available for borrowing under the revolving facility, of which we could borrow up to $37.0 million without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for alternate base rate (ABR) loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the balance due at maturity on December 7, 2017. As of March 31, 2016, the interest rate for borrowings under the term loan A facility was 2.93%.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of March 31, 2016, the interest rate for borrowings under the term loan B facility was 3.25%. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 6 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The revolving facility expires on December 7, 2017.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

During the six months ended March 31, 2016, we made voluntary prepayments totaling $30.0 million on our term loan A facility, which has been applied to future required quarterly payments.

Our borrowings under the Credit Facilities are subject to certain financial covenants set forth in the Credit Agreement. As of March 31, 2016, our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) cannot exceed 4.50 and our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the Credit Agreement) cannot be less than 2.25. As noted above, our Consolidated Total Leverage Ratio will gradually step-down during future quarters to 3.75 for the quarter ending June 30, 2017 and thereafter. The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of March 31, 2016, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.31 and our Consolidated Net Interest Coverage Ratio was 6.15.

As of March 31, 2016, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($10.1 million based on the March 31, 2016 exchange rate) line of credit that automatically renews annually on October 1 (the "UK line of credit"). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of March 31, 2016, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 8. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$23,492	$23,046	$44,101	$42,776
Foreign currency exchange translation adjustment	(5,140)	(11,023)	(12,677)	(22,672)
Unrealized loss on cash flow hedging instruments	(2,755)	—	(1,515)	—
Total comprehensive income	$15,597	$12,023	$29,909	$20,104

Note 9. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from in-the-money awards include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income per share for the three and six months ended March 31, 2016 and 2015 (dollars in thousands except share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$23,492	$23,046	$44,101	$42,776
Basic weighted average shares outstanding	97,390,636	96,906,736	97,303,808	96,884,680
Dilutive effect of stock options and restricted stock awards/units	684,753	819,318	695,210	853,944
Dilutive weighted average shares outstanding	98,075,389	97,726,054	97,999,018	97,738,624
Basic net income per share	$0.24	$0.24	$0.45	$0.44
Diluted net income per share	$0.24	$0.24	$0.45	$0.44

For the three months ended March 31, 2016 and 2015, respectively, 2,539,523 and 1,857,403 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect. For the six months ended March 31, 2016 and 2015, respectively, 2,758,707 and 1,579,716 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect.

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

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Net sales	$301,981	$74,761	$376,742	$307,373	$78,186	$385,559
Income from operations	28,149	13,222	41,371	36,528	7,789	44,317
Interest expense, net	8,041	1,073	9,114	8,149	1,197	9,346
Provision for income taxes	6,648	2,519	9,167	9,948	2,768	12,716
Total assets	1,714,075	315,017	2,029,092	2,036,342	359,095	2,395,437
Goodwill	515,876	71,067	586,943	779,627	73,301	852,928
Capital expenditures	5,682	389	6,071	1,418	212	1,630
Depreciation and amortization	6,048	1,007	7,055	5,662	1,018	6,680

	Six Months Ended March 31, 2016			Six Months Ended March 31, 2015
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Net sales	$588,941	$147,644	$736,585	$603,098	$156,157	$759,255
Income from operations	57,205	21,250	78,455	70,032	13,576	83,608
Interest expense, net	15,840	2,271	18,111	16,191	2,528	18,719
Provision for income taxes	13,060	4,486	17,546	18,456	4,696	23,152
Total assets	1,714,075	315,017	2,029,092	2,036,342	359,095	2,395,437
Goodwill	515,876	71,067	586,943	779,627	73,301	852,928
Capital expenditures	6,738	495	7,233	2,503	409	2,912
Depreciation and amortization	12,002	2,051	14,053	11,154	2,108	13,262

Note 11.  Income Taxes

(dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31, 2016
	2016	2015	2016	2015
Provision for income taxes	$9,167	$12,716	$17,546	$23,152
Effective tax rate	28.1%	35.6%	28.5%	35.1%

For the three months ended March 31, 2016, our effective tax rate decreased due primarily to (1) a decrease in U.S. pretax income, which is subject to a higher tax rate and an increase in foreign pretax income which is subject to a lower tax rate; and (2) the permanent extension of the U.S. Federal R&D tax credit, and foreign and domestic tax return to provision adjustments, which occurred during the three months ended March 31, 2016 and resulted in a decrease in our effective tax rate of 2.7%.

For the six months ended March 31, 2016, our effective tax rate decreased due primarily to (1) a decrease in U.S. pretax income, which is subject to a higher tax rate and an increase in foreign pretax income which is subject to a lower tax rate; and (2) the settlement of a tax audit, which occurred during the three months ended December 31, 2015 and resulted in a decrease in our effective tax rate of 1.0%; and (3) the permanent extension of the U.S. Federal R&D tax credit, and foreign and domestic tax return to provision adjustments, which occurred during the six months ended March 31, 2016 and resulted in a decrease in our effective tax rate of 1.8%.

Note 12. Commitments and Contingencies

We are involved in various legal matters that arise in the ordinary course of its business. Our management, after consulting with outside legal counsel, believes that the ultimate outcome of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect our business, financial position, results of operations or cash flows.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2015 and “—Cautionary Note Regarding Forward-Looking Statements” below.  Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Executive Overview

We are one of the world’s largest distributors and providers of comprehensive supply chain management services to the global aerospace industry on an annual sales basis. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (“JIT”) delivery and point-of-use inventory management. We supply over 565,000 active stock-keeping units (“SKUs”), including hardware, chemicals, electronic components, bearings, tools and machined parts. We serve our customers under both long-term contractual arrangements (“Contracts”), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements (“LTAs”) that typically set prices for specific products, and ad hoc sales.

Founded in 1953 by the father of our current Chairman of the Board of Directors, Wesco has grown to serve over 8,300 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers (“OEMs”) and their subcontractors, through which we support nearly all major Western aircraft programs. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors.

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

Aftermarket demand is affected by many of the same trends as those in OEM channels, but is also impacted by requirements to maintain aging aircraft and the cost of fuel, which can lead to greater utilization of existing planes. Demand in the military aftermarket is further driven by changes in overall fleet size and the level of U.S. military operational activity both overseas and domestically.

Supply chain service providers and distributors have been aided by these trends along with an increase in outsourcing activities, as OEMs and their suppliers focus on reducing their capital commitments and operating costs.

Commercial Aerospace Market

Over the past three years, major airlines have ordered new aircraft at a robust pace, aided by strong profits and increasing passenger volumes. At the same time, volatile fuel prices have led to greater demand for fuel-efficient models and new engine options for existing aircraft designs. As a result, large commercial OEMs have reported increased deliveries and unprecedented backlog levels. The rise of emerging markets has added to this growth in overall demand at a stronger pace than seen historically. Business aviation has lagged the larger commercial market, reflecting a deeper downturn in the most recent economic recession. Production levels remain well below their pre-recession peak, although this has been offset somewhat by stronger demand for large, more expensive aircraft.

Military Aerospace Market

Military build-rates have declined recently (and may continue to decline going forward), negatively impacting this portion of our business. We believe the diversity of the military aircraft programs we support can help mitigate the impact of program delays, changes or cancellations. Increased sales for other established aircraft programs that directly benefit from such changes also help moderate build-rate declines. In addition, we believe the services we provide the Joint Strike Fighter program will benefit our future business as production for that program increases.

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

Fluctuations in Margins

We added chemicals to our product offerings in connection with our acquisition of Haas Group, Inc. (now Haas Group, LLC) and its direct and indirect subsidiaries (collectively, “Haas”) on February 28, 2014. Gross profit margins on chemicals are lower than the gross profit margins on many of the products we sold prior to the Haas acquisition, which resulted in a reduction in our overall gross profit margins. In addition, our gross profit margins may also be negatively impacted by the extent that other lower-margin product lines, such as electronic components, exceed the growth rates of higher margin product lines. In addition, there continues to be pricing pressure throughout the supply chain.

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

Inventory fluctuations may also be attributable to general industry trends. Factors that may contribute to fluctuations in inventory levels in the future could include (1) strategic purchases (a) to take advantage of favorable pricing, (b) made in anticipation of the expected industry growth cycle, (c) to support new customer Contracts or (d) to acquire high-volume products that are typically difficult to obtain in sufficient quantities, (2) changes in supplier lead times and the timing of inventory deliveries, (3) purchases made in anticipation of future growth (particularly growth in our MRO business) and (4) purchases made in connection with the expansion of existing Contracts. While effective inventory management is an ongoing challenge, we continue to take steps to enhance the sophistication of our materials and demand management practices to mitigate the negative impact of inventory buildups on our cash flow.

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

Restructuring Activities

In September 2015, we committed to a Global Restructuring Plan, which involved the immediate elimination of redundant positions and the closure and consolidation of various facilities in order to better align our workforce to the growth areas of our business and to streamline our operations in order to increase efficiency and effectiveness. We anticipate that actions under the Global Restructuring Plan will continue through the year ending September 30, 2016, resulting in $25.0 million to $30.0 million of recurring cost savings to the Company. These projected cost savings are expected to impact the North America segment by $19.0 million to $23.0 million and the Rest of World segment by $6.0 million to $7.0 million. For the six months ended March 31, 2016, the actual cost savings were in line with our expectations. Based on our fiscal 2016 annual selling, general and administrative expenses projected as of March 31, 2016, the annual cost savings as a result of our Global Restructuring Plan is expected to be within the expected ranges. For more information on our Global Restructuring Plan, see Note 3 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revision of Statements of Comprehensive Income
In fiscal 2015, we revised our presentation of certain personnel costs associated with service contracts to correctly reflect them as cost of sales rather than selling, general and administrative expenses. These personnel costs totaled $5.9 million for the three months ended March 31, 2015, of which $5.4 million and $0.5 million was for North America and Rest of World, respectively. These personnel costs totaled $11.8 million for the six months ended March 31, 2015, of which $10.9 million and $0.9 million was for North America and Rest of World, respectively. These revisions had no effect on previously reported income from operations, net income or cash flows for the three and six months ended March 31, 2015.

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

The principal component of our cost of sales is product cost, which was 92.8% of our total cost of sales for the six months ended March 31, 2016 and 93.9% for the six months ended March 31, 2015. The remaining components are freight and expediting fees, import duties, tooling repair charges, supplies, contract labor costs and physical inventory adjustment charges, which collectively were 7.2% and 6.1% of our total cost of sales for the six months ended March 31, 2016 and 2015, respectively.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the adjustment to the reserve, if any, for excess and obsolete inventory. The inventory reserve is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess quantities and obsolescence quarterly and adjust the reserve and future forecasted sell-through rates as necessary. For a description of our excess and obsolescence (E&O) reserve policy, see Part II, Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventory” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 30, 2015. During the three months ended March 31, 2016 and 2015, we recorded an increase to cost of sales of $4.4 million and $4.9 million, respectively, and during the six months ended March 31, 2016 and 2015, we recorded an increase to cost of sales of $6.4 million and $8.9 million, respectively, due to changes to our E&O reserves.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities-Senior Secured Credit Facilities”) and the UK line of credit (as defined below under “—Liquidity and Capital Resources—Credit Facilities—UK Line of Credit”) and deferred financing costs, net of interest income.

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

Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Consolidated result of operations:
Net sales:
North America	$301,981	$307,373	$588,941	$603,098
Rest of World	74,761	78,186	147,644	156,157
Total net sales	$376,742	$385,559	$736,585	$759,255

Income from operations:
North America	$28,149	$36,528	$57,205	$70,032
Rest of World	13,222	7,789	21,250	13,576
Total Income from operations	41,371	44,317	78,455	83,608
Interest expense, net	(9,114)	(9,346)	(18,111)	(18,719)
Other income, net	402	791	1,303	1,039
Income before provision for income taxes	32,659	35,762	61,647	65,928
Provision for income taxes	(9,167)	(12,716)	(17,546)	(23,152)
Net income	$23,492	$23,046	$44,101	$42,776

	Three Months Ended March 31,		Six Months Ended March 31,
(As a % of total net sales; numbers have been rounded)	2016	2015	2016	2015
Income from operations by segment:
North America	9.3%	11.9%	9.7%	11.6%
Rest of World	17.7%	10.0%	14.4%	8.7%

Consolidated:
Income from operations	11.0%	11.5%	10.7%	11.0%
Interest expense, net	(2.4)	(2.4)	(2.5)	(2.5)
Other income, net	0.1	0.2	0.2	0.2
Income before provision for income taxes	8.7	9.3	8.4	8.7
Provision for income taxes	(2.5)	(3.3)	(2.4)	(3.1)
Net income	6.2%	6.0%	6.0%	5.6%

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Net Sales

Consolidated net sales decreased $8.9 million, or 2.3%, to $376.7 million for the three months ended March 31, 2016, compared with $385.6 million for the same period in the prior year. Ad hoc and Contract sales as a percentage of net sales represented 25% and 75%, respectively, for the three months ended March 31, 2016 as compared to 26% and 74%, respectively, for the same period in the prior year. The decrease was primarily due to the end of a large commercial hardware contract on March 31, 2015. Sales under the contract were $9.8 million and $17.5 million in the three months ended March 31, 2016 and 2015, respectively, resulting in a net decline in sales of $7.7 million. In addition, foreign currency impacts reduced sales by $6.2 million and ad hoc sales declined by $5.0 million in the three months ended March 31, 2016 as compared to the same period in the prior year. These declines were partially offset by sales growth of $10.0 million, primarily due to increased and expanded content on commercial contract programs.

Net sales for our North America segment decreased $5.4 million, or 1.8%, to $302.0 million for the three months ended March 31, 2016, compared with $307.4 million for the same period in the prior year, largely due to $3.2 million of net decline in sales as a result of the end of the large commercial contract on March 31, 2015 as discussed above. Ad hoc sales were lower by $8.6 million, partially offset by an increase in contract sales of $6.4 million due to increased and expanded content on commercial contract programs.

Net sales for our Rest of World segment decreased $3.5 million, or 4.4%, to $74.7 million for the three months ended March 31, 2016, compared with $78.2 million for the same period in the prior year, primarily driven by a $6.2 million negative impact of foreign currency exchange and by a $4.5 million decline in sales due to the end of the large commercial contract on March 31, 2015 as discussed above. This decline was partially offset by growth of $3.6 million in ad hoc sales and $3.6 million in contract sales that was primarily due to increased and expanded content on commercial contract programs.

Income from Operations

Consolidated income from operations decreased $2.9 million, or 6.6%, to $41.4 million for the three months ended March 31, 2016, compared with $44.3 million for the same period in the prior year. Income from operations as a percentage of net sales was 11.0% for the three months ended March 31, 2016, compared to 11.5% for the three months ended March 31, 2015. The decrease in income from operations was comprised of a decrease in gross profit of $6.7 million, partially offset by a decrease in selling, general and administrative expenses of $3.8 million. The decrease in gross profit was primarily driven by the conclusion of a large commercial contract as disclosed above and foreign currency movements. The decrease in selling, general and administrative expenses was largely driven by decreases in professional fees, group insurance, bad debt, integration expenses and employment recruiting expenses of $0.9 million, $0.6 million, $0.6 million, $0.6 million and $0.4 million respectively.

Income from operations for our North America segment decreased $8.3 million, or 22.9%, to $28.2 million compared with $36.5 million for the same period in the prior year. Income from operations as a percentage of net sales was 9.3% for the three months ended March 31, 2016, compared to 11.9% for the same period in the prior year, a decrease of 2.6%. The decrease in income from operations was comprised of a decrease in gross profit of $10.0 million, partially offset by a decrease in selling, general and administrative expenses of $1.6 million. The decrease in gross profit was largely driven by the conclusion of a large commercial contract as disclosed above, a $2.0 million charge to the E&O reserve as a result of a sale of assets and site consolidations, lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts. The decrease in selling, general and administrative expenses was largely driven by decreases in professional fees, group insurance, integration expenses, bad debt, and employment recruiting expenses of $0.9 million, $0.6 million, $0.6 million, $0.4 million and $0.4 million, respectively. These decreases were partially offset by an increase in payroll costs of $0.5 million.

Income from operations for our Rest of World segment increased $5.4 million, or 69.8%, to $13.2 million, compared with $7.8 million for the same period in the prior year. Income from operations as a percentage of net sales was 17.7% for the three months ended March 31, 2016, compared to 10.0% for the same period in the prior year, an increase of 7.7%. The increase in income from operations was the result of an increase in gross profit of $3.3 million and a decrease in selling, general and administrative expenses of $2.1 million. The increase in gross profit was primarily driven by a decrease in the E&O reserves, an increase in contract margin, and a change in ad hoc sales mix, partially offset by the negative impact of foreign currency movements. The decrease in selling, general and administrative expenses was largely driven by decreases in payroll costs and bad debt of $1.0 million and $0.2 million, respectively.

Other Expenses

Interest Expense, Net

Interest expense, net was $9.1 million for the three months ended March 31, 2016, compared with $9.3 million for the same period in the prior year. The decrease was primarily due to the repayment of our long-term debt during the twelve months ended March 31, 2016.

Other Income, Net

Other income, net was $0.4 million for the three months ended March 31, 2016, compared with $0.8 million for the same period in the prior year. The decrease was primarily related to foreign currency exchange gain associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2016 was $9.2 million, compared with $12.7 million for the same period in the prior year. Our effective tax rate was 28.1% and 35.6% for the three months ended March 31, 2016 and 2015, respectively. The decrease in our effective tax rate resulted primarily from (1) a decrease in U.S. pretax income, which is subject to a higher tax rate and an increase in foreign pretax income which is subject to a lower tax rate; and (2) the permanent extension of the U.S. Federal R&D tax credit, and foreign and domestic tax return to provision adjustments, which occurred during the three months ended March 31, 2016 and resulted in a decrease in our effective tax rate of 2.7%.

Net Income

Net income increased $0.5 million, or 1.9% for the three months ended March 31, 2016 to $23.5 million, compared with $23.0 million for the same period in the prior year. Net income as a percentage of net sales was 6.2% for the three months ended March 31, 2016, compared to 6.0% for the same period in the prior year. Net income per diluted share was $0.24 for the three months ended March 31, 2016 and 2015.

Six months ended March 31, 2016 compared with six months ended March 31, 2015

Net Sales

Consolidated net sales decreased $22.7 million, or 3.0%, to $736.6 million for the six months ended March 31, 2016, compared with $759.3 million for the same period in the prior year. Ad hoc and Contract sales as a percentage of net sales represented 25% and 75%, respectively, for the six months ended March 31, 2016 as compared to 26% and 74%, respectively, for the same period in the prior year. The decrease was primarily due to the end of a large commercial hardware contract on March 31, 2015, which resulted in a $26.4 million net decline in sales for the six months ended March 31, 2016 as compared to the same period in the prior year. In addition, foreign currency impacts reduced sales by $12.5 million and ad hoc sales declined by $5.1 million the six months ended March 31, 2016 as compared to the same period in the prior year. These declines were partially offset by contract sales growth of $21.3 million, primarily due to increased and expanded content on commercial contract programs.

Net sales for our North America segment decreased $14.2 million, or 2.3%, to $588.9 million for the six months ended March 31, 2016, compared with $603.1 million for the same period in the prior year, primarily due to a $18.4 million decline in sales due to the end of the large commercial contract on March 31, 2015 and a $9.6 million decline in ad hoc sales. These declines were partially offset by contract sales growth of $13.8 million, primarily due to increased and expanded content on commercial contract programs.

Net sales for our Rest of World segment decreased $8.5 million, or 5.5%, to $147.7 million for the six months ended March 31, 2016, compared with $156.2 million for the same period in the prior year, primarily driven by a $12.5 million negative impact of foreign currency exchange and by a $8.0 million decline in sales due to the end of the large commercial contract on March 31, 2015. These declines were partially offset by ad hoc sales growth of $4.5 million and contract sales growth of $7.5 million that was primarily due to increased and expanded content on commercial contract programs.

Income from Operations

Consolidated income from operations decreased $5.1 million, or 6.2%, to $78.5 million for the six months ended March 31, 2016, compared with $83.6 million for the same period in the prior year. Income from operations as a percentage of net sales was 10.7% for the six months ended March 31, 2016, compared to 11.0% for the six months ended March 31, 2015. The decrease in income from operations was comprised of a decrease in gross profit of $16.0 million, partially offset by a decrease in selling, general and administrative expenses of $10.9 million. The decrease in gross profit was primarily driven by the conclusion of a large commercial contract as disclosed above and foreign currency movements. The decrease in selling, general and administrative expenses was largely driven by decreases in payroll costs, bad debt, integration expenses, group insurance, employment recruiting expenses and professional fees of $6.2 million, $1.3 million, $1.2 million, $0.8 million, $0.8 million and $0.7 million, respectively. These decreases were slightly offset by an increase in depreciation expense of $0.9 million.

Income from operations for our North America segment decreased $12.8 million, or 18.3%, to $57.2 million, compared with $70.0 million for the same period in the prior year. Income from operations as a percentage of net sales was 9.7% for the six months ended March 31, 2016, compared to 11.6% for the same period in the prior year, a decrease of 1.9%. The decrease in income from operations was comprised of a decrease in gross profit of $19.1 million, partially offset by a decrease in selling, general and administrative expenses of $6.3 million. The decrease in gross profit was largely driven by the conclusion of a large commercial contract as disclosed above, a $2.0 million charge to the E&O reserve as a result of a sale of assets and site consolidations, lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts. The decrease in selling, general and administrative expenses was largely driven by decreases in payroll costs, integration expenses, bad debt, group insurance, employment recruiting expenses and professional fees of $3.4 million, $1.1 million, $1.0 million, $0.8 million, $0.8 million and $0.7 million, respectively. The decreases were slightly offset by an increase in depreciation expense of $0.9 million.

Income from operations for our Rest of World segment increased $7.7 million to $21.3 million, or 56.5%, compared with $13.6 million for the same period in the prior year. Income from operations as a percentage of net sales was 14.4% for the six months ended March 31, 2016, compared to 8.7% for the same period in the prior year, an increase of 5.7%. The increase in income from operations was the result of an increase in gross profit of $3.1 million and a decrease in selling, general and administrative expenses of $4.6 million. The increase in gross profit was primarily driven by a decrease in the E&O reserves, an increase in contract margin and a change in ad hoc sales mix, partially offset by the negative impact of the foreign currency movements. The decrease in selling, general and administrative expenses was largely driven by decreases in payroll costs and bad debt of $2.8 million and $0.3 million, respectively.

Other Expenses

Interest Expense, Net

Interest expense, net was $18.1 million for the six months ended March 31, 2016, compared with $18.7 million for the same period in the prior year. The decrease was primarily due to the repayment of our long-term debt during the twelve months ended March 31, 2016.

Other Income, Net

Other income, net was $1.3 million for the six months ended March 31, 2016, compared with $1.0 million for the same period in the prior year. The increase was primarily related to foreign currency exchange gain associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes for the six months ended March 31, 2016 was $17.5 million, compared with $23.2 million for the same period in the prior year. Our effective tax rate was 28.5% and 35.1% for the six months ended March 31, 2016 and 2015, respectively. The decrease in our effective tax rate resulted primarily from (1) a decrease in U.S. pretax income, which is subject to a higher tax rate and an increase in foreign pretax income which is subject to a lower tax rate; (2) the settlement of a tax audit, which occurred during the three months ended December 31, 2015 and resulted in a decrease in our effective tax rate of 1.0%; and (3) the permanent extension of the U.S. Federal R&D tax credit, and foreign and domestic tax return to provision adjustments, which occurred during the six months ended March 31, 2016 and resulted in a decrease in our effective tax rate of 1.8%.

Net Income

Net income increased $1.3 million, or 3.1%, for the six months ended March 31, 2016 to $44.1 million, compared with $42.8 million for the same period in the prior year. Net income as a percentage of net sales was 6.0% for the six months ended March 31, 2016, compared to 5.6% for the same period in the prior year. Net income per diluted share was $0.45 and $0.44 for the six months ended March 31, 2016 and 2015, respectively. This increase in net income was primarily driven by a decrease in the income tax provision, as discussed above, as well as an increase in other income, partially offset by a decrease in operating income.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $63.0 million and $82.9 million as of March 31, 2016 and September 30, 2015, respectively, of which $50.3 million, or 79.8%, and $30.8 million, or 37.2%, was held by our foreign subsidiaries as of March 31, 2016 and September 30, 2015, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of March 31, 2016 or September 30, 2015. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•	operating expenses;
•	working capital requirements to fund the growth of our business;
•	capital expenditures that primarily relate to IT equipment and our warehouse operations;
•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”); and
•	strategic acquisitions.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see "—Credit Facilities—Senior Secured Credit Facilities" below. As of March 31, 2016, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

On March 24, 2016, we entered into the Third Amendment (the “Amendment”) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware Corp. and the lenders and agents party thereto (as amended, the “Credit Agreement”). The Amendment (i) reduced the maximum amount permitted to be incurred under a Cash-Capped Incremental Facility (as such term is defined in the Credit Agreement) from $150 million to $100 million, and (ii) raised the levels in the Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) financial covenant set forth in the Credit Agreement to a maximum of 4.50 for the quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, with step-downs to 4.25 for the quarter ending December 31, 2016, 4.00 for the quarter ending March 31, 2017 and 3.75 for the quarter ending June 30, 2017 and thereafter.

As a result of the amendment, we incurred $2.1 million in fees that were capitalized and will be amortized over the remaining life of the related debt.

The Credit Agreement, as amended, provides for (1) a $625.0 million term loan A facility (the "term loan A facility"), (2) a $200.0 million revolving credit facility (the "revolving facility"), and (3) a $525.0 million senior secured term loan B facility (the "term loan B facility"). We refer to the term loan A Agreement, the term loan B facility and the revolving facility collectively as the Credit Facilities.

As of March 31, 2016, our outstanding indebtedness under our Credit Facilities was $922.9 million, which consisted of (1) $447.3 million of indebtedness under the term loan A facility and (2) $475.6 million of indebtedness under the term loan B facility. As of March 31, 2016, $200.0 million was available for borrowing under the revolving facility, of which we could borrow up to $37.0 million without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the term loan A Agreement is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for alternate base rate (ABR) loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the balance due at maturity on December 7, 2017. As of March 31, 2016, the interest rate for borrowings under the term loan A facility was 2.93%.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of March 31, 2016, the interest rate for borrowings under the term loan B facility was 3.25%. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

During the six months ended March 31, 2016, we made voluntary prepayments totaling $30.0 million on our term loan A facility, which has been applied to future required quarterly payments.

Our borrowings under the Credit Facilities are subject to certain financial covenants set forth in the Credit Agreement. As of March 31, 2016, our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) cannot exceed 4.50 and our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the Credit Agreement) cannot be less than 2.25. As noted above, our Consolidated Total Leverage Ratio will gradually step-down during future quarters to 3.75 for the quarter ending June 30, 2017 and thereafter. The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of March 31, 2016, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.31 and our Consolidated Net Interest Coverage Ratio was 6.15.

A breach of any of these covenants could result in an event of default under the Credit Agreement. If any such event of default occurs, the lenders under the Credit Agreement may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Credit Agreement, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the Credit Agreement was to be accelerated, our assets would not be sufficient to repay in full our debt.

UK Line of Credit

As of March 31, 2016, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($10.1 million based on the March 31, 2016 exchange rate) line of credit that automatically renews annually on October 1 (the "UK" line of credit). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of March 31, 2016, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended March 31,
Consolidated statements of cash flows data:	2016	2015

Net cash provided by operating activities	$14,826	$49,472
Net cash used in investing activities	(5,233)	(3,162)
Net cash used in financing activities	(28,443)	(45,220)

Operating Activities

Our operating activities generated $14.8 million of cash in the six months ended March 31, 2016, a decrease of $34.7 million, as compared to $49.5 million for the same period in the prior year. The decrease of $34.7 million was driven primarily by higher tax payments of $15.2 million, higher use of cash for prepaid expenses and other assets of $8.1 million and higher use of cash for accrued expenses and other liabilities of $7.7 million.

Investing Activities

Cash used in our investing activities was $5.2 million in the six months ended March 31, 2016, compared with $3.2 million used in the same period of prior year. During the six months ended March 31, 2016, $7.2 million was used primarily for the purchase of property and equipment, partially offset by $2.0 million proceeds from a sale of certain assets during the three months ended March 31, 2016. During the six months ended March 31, 2015, the $3.2 million was used primarily for the purchase of property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Cash used in our financing activities totaled $28.4 million in the six months ended March 31, 2016, compared with $45.2 million used in the same period of the prior year. We paid down our debt by $30.0 million and $45.0 million in the six months ended March 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning Wesco and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, such management. Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements.

Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively compete in our industry; our ability to effectively manage our inventory; our ability to fully integrate the Haas business and realize anticipated benefits of the combined operations; risks relating to unanticipated costs of integration; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain effective information technology systems; our ability to retain key personnel; risks associated with our international operations, including exposure to foreign currency movements; risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill) and legal proceedings; our dependence on third-party package delivery companies; fuel price risks; our ability to establish and maintain effective internal control over financial reporting; fluctuations in our financial results from period-to-period; environmental risks; risks related to the handling, transportation and storage of chemical products; risks related to the aerospace industry and the regulation thereof; risks related to our indebtedness; and other risks and uncertainties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 5, 2016, there have been no material changes to our market risks since September 30, 2015. For a description of our exposure to market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 30, 2015, as supplemented by Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risks” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 5, 2016.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation and because our previously reported material weaknesses have not been remediated as of March 31, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

In light of the material weaknesses, management performed additional analyses and supplementary review procedures and has concluded that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with generally accepted accounting principles. Additionally, these material weaknesses did not result in any material misstatements of our unaudited consolidated financial statements and disclosures for the three and six months ended March 31, 2016.

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

The following remedial actions have been taken in the three months ended March 31, 2016:

•
We further enhanced our internal finance and accounting organizational structure and staffing, which included hiring additional professional accounting personnel to assist with the preparation and review of accounting policies and procedures, controls and financial reporting with knowledge, experience, and training in the application of GAAP.

•	We began testing account reconciliations that were completed in accordance with the account reconciliation policy and procedures implemented in the prior quarters.

•
Our staff attended a second training session as part of our comprehensive training program to upgrade the skills of our internal audit and accounting personnel. We expect these trainings to occur at least quarterly during the remainder of fiscal 2016 at our corporate headquarters and through videoconferencing for employees located outside of our corporate headquarters.

•
We completed the implementation of software that will help automate and improve our account reconciliation process. This new software is expected to simplify and reduce routine activities and provide additional time for our finance department to focus on non-routine areas that require more analysis and professional judgment.

The following actions are currently in process:

•	We continue to enhance and strengthen our written accounting and reporting policies and train employees on the new policies.

•
We continue to review our control environment and related control activities to identify and implement enhancements and other integration activities to simplify and, where possible, centralize our processes and related controls. Centralizing processes will facilitate more streamlined efforts, reduced redundancies and will allow us to train employees to specialize in certain tasks. Maintaining a specialization or an expertise in a certain task or process will result in constant learning and the creation of best practices.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Third Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of March 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K dated March 24, 2016 (File No. 001‑35253))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: May 5, 2016	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ David J. Castagnola
Name: David J. Castagnola
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Richard J. Weller
Name: Richard J. Weller
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)