Form 10-Q
period 2016-06-30
Wesco Aircraft Holdings, Inc
filed 2016-08-05
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of July 28, 2016 was 98,606,850.

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2016	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$65,485	$82,866
Accounts receivable, net of allowance for doubtful accounts of $4,955 and $5,892 at June 30, 2016 and September 30, 2015, respectively	260,648	253,348
Inventories	714,188	701,535
Prepaid expenses and other current assets	10,031	10,004
Income taxes receivable	184	187
Deferred tax assets, current	89,269	89,401
Total current assets	1,139,805	1,137,341
Property and equipment, net	49,246	46,976
Deferred financing costs, net	10,231	11,248
Goodwill	581,359	590,587
Intangible assets, net	198,691	215,389
Deferred tax assets, non-current	7,813	6,844
Other assets	12,775	12,588
Total assets	$1,999,920	$2,020,973
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$169,726	$149,615
Accrued expenses and other current liabilities	34,237	38,896
Income taxes payable	10,058	21,442
Capital lease obligations- current portion	1,151	1,044
Total current liabilities	215,172	210,997
Capital lease obligations, less current portion	1,567	1,824
Long-term debt	876,906	952,906
Deferred tax liabilities, non-current	33,734	30,693
Other liabilities	9,651	6,980
Total liabilities	1,137,030	1,203,400
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 98,606,850 and 97,538,124 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	99	98
Additional paid-in capital	425,819	412,492
Accumulated other comprehensive loss	(74,849)	(38,721)
Retained earnings	511,821	443,704
Total stockholders’ equity	862,890	817,573
	$1,999,920	$2,020,973

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	$375,186	$368,706	$1,111,771	$1,127,962
Cost of sales	275,945	265,351	813,564	809,597
Gross profit	99,241	103,355	298,207	318,365
Selling, general and administrative expenses	59,197	67,178	179,708	198,580
Income from operations	40,044	36,177	118,499	119,785
Interest expense, net	(9,325)	(9,335)	(27,436)	(28,054)
Other income (expense), net	2,657	(2,402)	3,960	(1,363)
Income before provision for income taxes	33,376	24,440	95,023	90,368
Provision for income taxes	(9,360)	(7,961)	(26,906)	(31,113)
Net income	24,016	16,479	68,117	59,255
Other comprehensive (loss) income, net	(21,936)	11,203	(36,128)	(11,469)
Comprehensive income	$2,080	$27,682	$31,989	$47,786
Net income per share:
Basic	$0.25	$0.17	$0.70	$0.61
Diluted	$0.24	$0.17	$0.69	$0.61
Weighted average shares outstanding:
Basic	97,929,438	97,004,276	97,511,590	96,924,545
Diluted	98,599,215	97,964,138	98,108,904	97,818,380

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$68,117	$59,255
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,843	19,815
Deferred financing costs	3,144	3,262
Bad debt and sales return reserve	41	3,559
Inventory reserves	9,638	11,691
Stock-based compensation expense	6,406	7,017
Excess tax benefit related to stock-based incentive plans	(796)	(290)
Deferred income taxes	4,240	7
Income from equity investment	(582)	(424)
Other non-cash items	(3,792)	(3,900)
Changes in assets and liabilities
Accounts receivable	(10,466)	18,694
Inventories	(34,891)	(61,920)
Prepaid expenses and other assets	(352)	(299)
Income taxes receivable	5	12,716
Accounts payable	21,466	8,338
Accrued expenses and other liabilities	(6,098)	(383)
Income taxes payable	(10,330)	6,715
Net cash provided by operating activities	66,593	83,853
Cash flows from investing activities
Purchase of property and equipment	(11,161)	(4,650)
Proceeds from sales of assets	2,000	—
Acquisition of business, net of cash acquired	—	(250)
Net cash used in investing activities	(9,161)	(4,900)
Cash flows from financing activities
Repayment of long-term debt	(76,000)	(99,750)
Financing fees	(2,126)	—
Repayment of capital lease obligations	(1,037)	(1,216)
Excess tax benefit related to stock-based incentive plans	796	290
Net proceeds from issuance of common stock	6,126	785
Net cash used in financing activities	(72,241)	(99,891)
Effect of foreign currency exchange rate on cash and cash equivalents	(2,572)	(1,764)
Net decrease in cash and cash equivalents	(17,381)	(22,702)
Cash and cash equivalents, beginning of period	82,866	104,775
Cash and cash equivalents, end of period	$65,485	$82,073

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

Revision of Statements of Comprehensive Income
In fiscal 2015, we revised our presentation of certain personnel costs associated with service contracts to correctly reflect them as cost of sales rather than selling, general and administrative expenses. These personnel costs totaled $6.0 million for the three months ended June 30, 2015, of which $5.3 million and $0.7 million was for North America and Rest of World, respectively. These personnel costs totaled $17.8 million for the nine months ended June 30, 2015, of which $16.2 million and $1.6 million was for North America and Rest of World, respectively. These revisions had no effect on previously reported income from operations, net income or cash flows for the three and nine months ended June 30, 2015.

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

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that entities present all deferred tax assets and liabilities as non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-17 will only impact our consolidated balance sheets. The current portion of deferred tax assets or liabilities will be reclassified into long-term deferred tax assets or liabilities, respectively, and total current assets and total current liabilities will be reduced accordingly. The changes may affect certain financial ratios calculation. As of June 30, 2016, we had current deferred tax assets of $89.3 million and no current deferred tax liabilities.
In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. As of June 30, 2016, we did not have any provisional amounts outstanding from prior acquisitions.
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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2105-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 will reduce our non-current assets and non-current debt by the amount of our net deferred financing costs in our consolidated balance sheets but will not impact our consolidated statements of comprehensive income and consolidated statements of cash flow. As of June 30, 2016 and September 30, 2015, our deferred financing costs, net was $10.2 million and $11.2 million, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, which FASB issued in August 2015, March 2016, April 2016, May 2016 and May 2016, respectively (collectively the “amended ASU 2014-09”). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue when each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the effect of the adoption of the amended ASU 2014-09 on our consolidated financial statements and the implementation approach to be used.

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

During the nine months ended June 30, 2016, we recorded total expenses of $296 thousand related to the restructuring activities, consisting of $170 thousand of employee severance and related costs and $126 thousand related to the termination of leases and other expenses. Of these amounts, $170 thousand was recorded in North America and $126 thousand in Rest of World. Such expenses were recorded in selling, general and administrative expenses in our consolidated statements of comprehensive income.

Our restructuring liabilities were included in the accrued expenses and other current liabilities line of our consolidated balance sheets. The following table summarizes the activities affecting our restructuring liabilities described above during the nine months ended June 30, 2016 (in thousands):

				Foreign
	September 30,	Additions/	Cash	Currency	June 30,
	2015	Adjustments	Payments	Translation	2016
Employee severance	$2,106	$170	$(2,098)	$(14)	$164
Lease termination costs and other	2,384	126	(875)	(81)	1,554
Total	$4,490	$296	$(2,973)	$(95)	$1,718

The following table summarizes the total incurred restructuring costs by segment as of June 30, 2016 (in thousands):

	Restructuring	Cash	Foreign	Restructuring
	Costs Accrued	Payments	Currency	Costs Accrued
	Since Inception	Year-to-date	Translation	June 30, 2016
North America segment	$2,734	$(2,019)	$—	$715
Rest of World segment	2,052	(954)	(95)	1,003
Total	$4,786	$(2,973)	$(95)	$1,718

The remaining costs to be incurred under the GRP are not expected to differ significantly from the amount accrued as of June 30, 2016.

Note 4. Inventory

Our inventory is comprised solely of finished goods.
As of June 30, 2016 and September 30, 2015, our excess and obsolescence (E&O) reserves totaled $257.8 million and $264.1 million, respectively. The $6.3 million decrease during the nine months ended June 30, 2016 represents reserves of $9.6 million charged to cost of sales to provide for additional E&O inventory, which was more than offset by $15.9 million decrease of E&O reserves due to the foreign currency translation and the depletion of E&O inventory. Out of the $15.9 million decrease, $4.2 million was attributable to the strengthening of the U.S. dollar compared to the British pound and $11.7 million was for E&O inventory scrapped. Our ending E&O reserves adjusted our inventory as of June 30, 2016 to reflect the lower of its cost or net realizable value.

Note 5. Goodwill

During the nine months ended June 30, 2016, we recorded a $9.2 million decrease to goodwill as a result of the strengthening of the U.S. dollar compared to the British pound.

Goodwill consists of the following (in thousands):

	North America	Rest of World	Total
Goodwill as of September 30, 2015	$515,876	$74,711	$590,587
Foreign currency translation	—	(9,228)	(9,228)
Goodwill as of June 30, 2016	$515,876	$65,483	$581,359

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In July 2015, we entered into two interest rate swap agreements, which we designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement has an amortizing notional amount, which was $437.5 million as of June 30, 2016, and matures on September 30, 2017, giving us the contractual right to pay a fixed interest rate of 1.21% plus the applicable margin under the term loan B facility (as defined in Note 7 below; see Note 7 for the applicable margin). The second interest rate swap agreement also has an amortizing notional amount, initially $375.0 million, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility, which is effective on September 29, 2017 and matures on September 30, 2019.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended June 30, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the nine months ended June 30, 2016, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in accumulated other comprehensive income (loss) (AOCI) related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. As of June 30, 2016, we expected to reclassify approximately $1.1 million from accumulated other comprehensive loss to earnings as an increase to interest expense over the next 12 months.

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

The following table summarizes the notional principal amounts at June 30, 2016 and September 30, 2015 of our outstanding derivative instruments discussed above (in thousands). We did not have foreign exchange forward contracts as of September 30, 2015.

	Derivative Notional
	June 30, 2016	September 30, 2015
Instruments designated as accounting hedges:
Interest rate contracts	$437,500	$475,000

Instruments not designated as accounting hedges:
Foreign exchange contract	$30,000	—

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of June 30, 2016 and September 30, 2015 (in thousands). We did not have foreign exchange forward contracts as of September 30, 2015.

		Fair Value
	Balance Sheet Locations	June 30, 2016	September 30, 2015
Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,730	$1,902
	Other liabilities	$6,146	$2,186

Instruments not designated as accounting hedges:

Foreign exchange contract	Prepaid expenses and other current assets	$1,961	—

The following table provides the losses of our cash flow hedging instruments (net of income tax benefit) which were transferred from AOCI to our consolidated statement of comprehensive income during the three and nine months ended June 30, 2016 (in thousands). We did not have any derivative instruments in the three and nine months ended June 30, 2015.

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,

Cash Flow Hedge		2016	2015	2016	2015
Interest rate contracts	Interest expense, net	$330	—	$1,020	—

The following table provides the effective portion of the amount of loss recognized in other comprehensive income (net of income taxes) for the three and nine months ended June 30, 2016 (in thousands). We did not have any derivative instruments in the three and nine months ended June 30, 2015.

	Three Months Ended June 30,		Nine Months Ended June 30,

Cash Flow Hedge	2016	2015	2016	2015
Interest rate contracts	$(873)	—	$(2,387)	—

The following table provides a summary of changes to our accumulated other comprehensive income (loss) related to our cash flow hedging instruments (net of income taxes) during the three and nine months ended June 30, 2016 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
Balance at Beginning of Period	$(4,091)	$(2,577)
Change in fair value of hedging instruments	(1,202)	(3,407)
Amounts reclassified to earnings	329	1,020
Net current period other comprehensive income	(873)	(2,387)
Balance at End of Period	$(4,964)	$(4,964)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated earnings and comprehensive income for the three and nine months ended June 30, 2016 (in thousands). We did not have any derivative instruments in the nine months ended June 30, 2015.

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,
Instruments Not Designated As Hedging Instruments
		2016	2015	2016	2015
Foreign exchange contract	Other income (loss), net	$(523)	—	$(2,161)	—

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

	June 30, 2016		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$625.0 million term loan A	$401,344	$400,742	$477,344	$476,150
$525.0 million term loan B	$475,562	$470,331	$475,562	$467,002

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the nine months ended June 30, 2016. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of June 30, 2016 and September 30, 2015 (in thousands).

June 30, 2016	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,730	—	$1,730	—
	Other liabilities	$6,146	—	$6,146	—

Instruments not designated as accounting hedges:

Foreign exchange contract	Prepaid expenses and other current assets	$1,961	—	$1,961	—

September 30, 2015	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,902	—	$1,902	—
	Other liabilities	$2,186	—	$2,186	—
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

Note 7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2016	September 30, 2015
$ 625,000 term loan A facility	$401,344	$477,344
$ 525,000 term loan B facility	475,562	475,562
Long-term debt	$876,906	$952,906

On March 24, 2016, we entered into the Third Amendment (the “Amendment”) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware Corp. and the lenders and agents party thereto (as amended, the “Credit Agreement”). The Amendment (1) reduced the maximum amount permitted to be incurred under a Cash-Capped Incremental Facility (as such term is defined in the Credit Agreement) from $150 million to $100 million, and (2) raised the levels in the Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) financial covenant set forth in the Credit Agreement to a maximum of 4.50 for the quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, with step-downs to 4.25 for the quarter ending December 31, 2016, 4.00 for the quarter ending March 31, 2017 and 3.75 for the quarter ending June 30, 2017 and thereafter.

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

As of June 30, 2016, our outstanding indebtedness under our Credit Facilities was $876.9 million, which consisted of (1) $401.3 million of indebtedness under the term loan A facility, and (2) $475.6 million of indebtedness under the term loan B facility. As of June 30, 2016, $200.0 million was available for borrowing under the revolving facility, of which we could borrow up to $83.0 million without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for alternate base rate (ABR) loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the balance due at maturity on December 7, 2017. As of June 30, 2016, the interest rate for borrowings under the term loan A facility was 2.96%.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of June 30, 2016, the interest rate for borrowings under the term loan B facility was 3.25%. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 6 above.

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

During the nine months ended June 30, 2016, we made voluntary prepayments totaling $76.0 million on our term loan A facility, which has been applied to future required quarterly payments.

Our borrowings under the Credit Facilities are subject to certain financial covenants set forth in the Credit Agreement. As of June 30, 2016, our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) cannot exceed 4.50 and our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the Credit Agreement) cannot be less than 2.25. As noted above, our Consolidated Total Leverage Ratio will gradually step-down during future quarters to 3.75 for the quarter ending June 30, 2017 and thereafter. The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of June 30, 2016, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.08 and our Consolidated Net Interest Coverage Ratio was 6.19.

As of June 30, 2016, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($9.3 million based on the June 30, 2016 exchange rate) line of credit that automatically renews annually on October 1 (the "UK line of credit"). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of June 30, 2016, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 8. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$24,016	$16,479	$68,117	$59,255
Foreign currency exchange translation adjustment	(21,063)	11,203	(33,741)	(11,469)
Unrealized loss on cash flow hedging instruments	(873)	—	(2,387)	—
Total comprehensive income	$2,080	$27,682	$31,989	$47,786

Note 9. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from in-the-money awards include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income per share for the three and nine months ended June 30, 2016 and 2015 (dollars in thousands except share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$24,016	$16,479	$68,117	$59,255
Basic weighted average shares outstanding	97,929,438	97,004,276	97,511,590	96,924,545
Dilutive effect of stock options and restricted stock awards/units	669,777	959,862	597,314	893,835
Dilutive weighted average shares outstanding	98,599,215	97,964,138	98,108,904	97,818,380
Basic net income per share	$0.25	$0.17	$0.70	$0.61
Diluted net income per share	$0.24	$0.17	$0.69	$0.61

For the three months ended June 30, 2016 and 2015, respectively, 1,595,791 and 1,310,777 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect. For the nine months ended June 30, 2016 and 2015, respectively, 2,386,294 and 1,453,789 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect.

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

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Net sales	$300,875	$74,311	$375,186	$296,094	$72,612	$368,706
Income from operations	29,267	10,777	40,044	29,072	7,105	36,177
Interest expense, net	8,233	1,092	9,325	8,825	510	9,335
Provision for income taxes	6,868	2,492	9,360	6,848	1,113	7,961
Total assets	1,710,012	289,908	1,999,920	2,019,434	350,944	2,370,378
Goodwill	515,876	65,483	581,359	779,648	77,649	857,297
Capital expenditures	3,878	50	3,928	1,525	213	1,738
Depreciation and amortization	5,769	1,021	6,790	5,539	1,014	6,553

	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2015
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Net sales	$889,816	$221,955	$1,111,771	$899,193	$228,769	$1,127,962
Income from operations	86,380	32,119	118,499	99,105	20,680	119,785
Interest expense, net	24,073	3,363	27,436	25,016	3,038	28,054
Provision for income taxes	19,897	7,009	26,906	25,304	5,809	31,113
Total assets	1,710,012	289,908	1,999,920	2,019,434	350,944	2,370,378
Goodwill	515,876	65,483	581,359	779,648	77,649	857,297
Capital expenditures	10,616	545	11,161	4,028	622	4,650
Depreciation and amortization	17,771	3,072	20,843	16,694	3,121	19,815

Note 11.  Income Taxes

(dollars in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Provision for income taxes	$9,360	$7,961	$26,906	$31,113
Effective tax rate	28.0%	32.6%	28.3%	34.4%

For the three months ended June 30, 2016, our effective tax rate decreased due primarily to a decrease in U.S. pretax income, which is subject to a higher tax rate, and an increase in foreign pretax income, which is subject to a lower tax rate.

For the nine months ended June 30, 2016, our effective tax rate decreased due primarily to a decrease in U.S. pretax income, which is subject to a higher tax rate, and an increase in foreign pretax income, which is subject to a lower tax rate; and the settlement of a tax audit, which occurred during the three months ended December 31, 2015 and resulted in a decrease of our effective tax rate by 0.7%.

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

Executive Overview

We are the world’s leading distributors and providers of comprehensive supply chain management services to the global aerospace industry, based on an annual sales. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (“JIT”) delivery and point-of-use inventory management. We supply over 575,000 active stock-keeping units (“SKUs”), including hardware, chemicals, electronic components, bearings, tools and machined parts. We serve our customers under both long-term contractual arrangements (“Contracts”), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements (“LTAs”) that typically set prices for specific products, and ad hoc sales.

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

Commercial Aerospace Market

Over the past three years, major airlines have ordered new aircraft at a robust pace, aided by strong profits and increasing passenger volumes. At the same time, volatile fuel prices have led to greater demand for fuel-efficient models and new engine options for existing aircraft designs. The rise of emerging markets has added to this growth in overall demand at a stronger pace than seen historically. More recently, airlines have slowed the pace of orders with large commercial OEMs. In spite of this recent development, the commercial OEMs have indicated that they continue to expect a high level of deliveries, primarily due to unprecedented large backlogs. Business aviation has lagged the larger commercial market, reflecting a deeper downturn in the last recession and an uncertain economic outlook. Overall production levels remain well below their pre-recession peak, though newer models have seen a greater acceptance in the marketplace than older and previously owned aircraft.

Military Aerospace Market

Military build-rates have declined recently (and may continue to decline going forward), negatively impacting this portion of our business. We believe the diversity of the military aircraft programs we support can help mitigate the impact of new program delays, changes or cancellations. Increased sales for other established aircraft programs that directly benefit from such changes also help moderate build-rate declines. In addition, we believe the services we provide the Joint Strike Fighter program will benefit our future business as production for that program increases.

Other Factors Affecting Our Financial Results

Fluctuations in Revenue

There are many factors, such as fluctuations in ad hoc sales, timing of aircraft deliveries, changes in selling prices, the amount of new customers’ consigned inventory and the volume or timing of customer orders that can cause fluctuations in our financial results from quarter-to-quarter. To normalize for short-term fluctuations, we monitor and manage our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons.

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

Continuing competition in the ad hoc market has slightly reduced our typically higher ad hoc margins. However, we believe that as industry build rates and manufacturer lead times increase, margins on ad hoc sales could increase.

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

Restructuring Activities

In September 2015, we committed to a Global Restructuring Plan, which involved the immediate elimination of redundant positions and the closure and consolidation of various facilities in order to better align our workforce to the growth areas of our business and to streamline our operations in order to increase efficiency and effectiveness. We anticipate that actions under the Global Restructuring Plan will continue through the year ending September 30, 2016, resulting in $25.0 million to $30.0 million of recurring cost savings to our Company. These projected cost savings are expected to impact the North America segment by $19.0 million to $23.0 million and the Rest of World segment by $6.0 million to $7.0 million. For the nine months ended June 30, 2016, the actual cost savings were in line with our expectations. Based on our fiscal 2016 annual selling, general and administrative expenses projected as of June 30, 2016, the annual cost savings are expected to be within the range of $25.0 million to $30.0 million, most of which is driven by actions under the Global Restructuring Plan. For more information on our Global Restructuring Plan, see Note 3 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revision of Statements of Comprehensive Income
In fiscal 2015, we revised our presentation of certain personnel costs associated with service contracts to correctly reflect them as cost of sales rather than selling, general and administrative expenses. These personnel costs totaled $6.0 million for the three months ended June 30, 2015, of which $5.3 million and $0.7 million was for North America and Rest of World, respectively. These personnel costs totaled $17.8 million for the nine months ended June 30, 2015, of which $16.2 million and $1.6 million was for North America and Rest of World, respectively. These revisions had no effect on previously reported income from operations, net income or cash flows for the three and nine months ended June 30, 2015.

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

The principal component of our cost of sales is product cost, which was 93.0% of our total cost of sales for the nine months ended June 30, 2016 and 93.9% for the nine months ended June 30, 2015. The remaining components are freight and expediting fees, import duties, tooling repair charges, supplies and contract labor costs, which collectively were 7.0% and 6.1% of our total cost of sales for the nine months ended June 30, 2016 and 2015, respectively.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the adjustment to the reserve, if any, for excess and obsolete inventory. The inventory reserve is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess quantities and obsolescence quarterly and adjust the reserve and future forecasted demand as necessary. For a description of our excess and obsolescence (E&O) reserve policy, see Part II, Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventory” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 30, 2015. During the three months ended June 30, 2016 and 2015, we recorded an increase to cost of sales of $3.2 million and $2.8 million, respectively, and during the nine months ended June 30, 2016 and 2015, we recorded an increase to cost of sales of $9.6 million and $11.7 million, respectively, due to changes to our E&O reserves.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities-Senior Secured Credit Facilities”) and the UK line of credit (as defined below under “—Liquidity and Capital Resources—Credit Facilities—UK Line of Credit”), deferred financing costs and interest swap costs, net of interest income.

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

Results of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Consolidated result of operations:
Net sales:
North America	$300,875	$296,094	$889,816	$899,193
Rest of World	74,311	72,612	221,955	228,769
Total net sales	$375,186	$368,706	$1,111,771	$1,127,962

Income from operations:
North America	$29,267	$29,072	$86,380	$99,105
Rest of World	10,777	7,105	32,119	20,680
Total Income from operations	40,044	36,177	118,499	119,785
Interest expense, net	(9,325)	(9,335)	(27,436)	(28,054)
Other income (expense), net	2,657	(2,402)	3,960	(1,363)
Income before provision for income taxes	33,376	24,440	95,023	90,368
Provision for income taxes	(9,360)	(7,961)	(26,906)	(31,113)
Net income	$24,016	$16,479	$68,117	$59,255

	Three Months Ended June 30,		Nine Months Ended June 30,
(As a % of total net sales; numbers have been rounded)	2016	2015	2016	2015
Income from operations by segment:
North America	9.7%	9.8%	9.7%	11.0%
Rest of World	14.5%	9.8%	14.5%	9.0%

Consolidated:
Income from operations	10.7%	9.8%	10.7%	10.6%
Interest expense, net	(2.5)	(2.5)	(2.5)	(2.5)
Other income (expense), net	0.7	(0.7)	0.3	(0.1)
Income before provision for income taxes	8.9	6.6	8.5	8.0
Provision for income taxes	(2.5)	(2.1)	(2.4)	(2.7)
Net income	6.4%	4.5%	6.1%	5.3%

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net Sales

Consolidated net sales increased $6.5 million, or 1.8%, to $375.2 million for the three months ended June 30, 2016, compared with $368.7 million for the same period in the prior year. Ad hoc and Contract sales as a percentage of net sales represented 26% and 74%, respectively, for the three months ended June 30, 2016 as compared to 27% and 73%, respectively, for the same period in the prior year. The net sales increase was primarily driven by a $12.9 million increase in Contract sales due to increased production and expanded content, as well as new business and scope expansion on commercial and military Contracts. This increase was partially offset by a $6.1 million negative impact of foreign currency exchange rates.

Net sales for our North America segment increased $4.8 million, or 1.6%, to $300.9 million for the three months ended June 30, 2016, compared with $296.1 million for the same period in the prior year, largely due to an increase in Contract sales of $9.0 million driven by increased production and expanded content, as well as new business and scope expansion on commercial and military Contracts. This increase in net sales was partially offset by a $4.2 million decrease in ad hoc sales.

Net sales for our Rest of World segment increased $1.7 million, or 2.3%, to $74.3 million for the three months ended June 30, 2016, compared with $72.6 million for the same period in the prior year, primarily driven by growth of $4.0 million in ad hoc sales and $3.9 million in Contract sales that was primarily due to increased production and expanded content, as well as new business and scope expansion on commercial Contracts.This increase was partially offset by a $6.1 million negative impact of foreign currency exchange.

Income from Operations

Consolidated income from operations increased $3.9 million, or 10.7%, to $40.0 million for the three months ended June 30, 2016, compared with $36.2 million for the same period in the prior year. Income from operations as a percentage of net sales was 10.7% for the three months ended June 30, 2016, compared to 9.8% for the three months ended June 30, 2015. The increase in income from operations was comprised of a decrease in selling, general and administrative (SG&A) expenses of $8.0 million driven largely by our global restructuring activities. The $8.0 million decrease in SG&A expenses, of which $1.2 million was due to foreign currency exchange rate movements, was partially offset by a decrease in gross profit of $4.1 million, of which $2.0 million was due to foreign currency exchange rate movements. The decrease in SG&A expenses, excluding the impact of foreign currency exchange rate movements, was largely driven by decreases in payroll and other people related costs, bad debt and professional fees of $3.7 million, $2.3 million and $1.2 million, respectively. The decrease in gross profit, excluding the impact of foreign currency exchange rate movements, was primarily driven by by inventory adjustments, lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts and changes in the sales mix of ad hoc and Contract business.

Income from operations for our North America segment increased $0.2 million, or 0.7%, to $29.3 million compared with $29.1 million for the same period in the prior year. Income from operations as a percentage of net sales was 9.7% for the three months ended June 30, 2016, compared to 9.8% for the same period in the prior year, a decrease of 0.1%. The increase in income from operations was comprised of a decrease in SG&A expenses of $6.6 million, which was largely offset by a decrease in gross profit of $6.3 million. The decrease in SG&A expenses was largely driven by decreases in payroll and other people related costs, bad debt and professional fees of $3.7 million, $2.1 million and $1.2 million, respectively. The decrease in gross profit was largely driven by changes in the mix of ad hoc and Contract business, inventory adjustments and lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts.

Income from operations for our Rest of World segment increased $3.7 million, or 51.7%, to $10.8 million, compared with $7.1 million for the same period in the prior year. Income from operations as a percentage of net sales was 14.5% for the three months ended June 30, 2016, compared to 9.8% for the same period in the prior year, an increase of 4.7%. The increase in income from operations was the result of an increase in gross profit of $2.3 million, net of a $2.0 million negative impact from foreign currency exchange rate movements, and a decrease in SG&A expenses of $1.4 million, million, of which $1.2 million was due to foreign currency exchange rate movements. The increase in gross profit, excluding the impact of foreign currency exchange rate movements, was primarily driven by an increase in Contract margins and changes in the mix of ad hoc and Contract business. The decrease in SG&A expenses, excluding the impact of foreign currency exchange rate movements, was largely driven by a decrease in bad debt of $0.2 million.

Other Expenses

Interest Expense, Net

Interest expense, net was $9.3 million for both the three months ended June 30, 2016 and 2015. Interest expense decreased due to the repayment of our long-term debt during the twelve months ended June 30, 2016, but the decrease of interest expense was offset by periodical interest swap costs that commenced after June 30, 2015 and an acceleration in the amortization of deferred financing costs as a result of the repayment of our long-term debt during the twelve months ended June 30, 2016.

Other Income (Expense), Net

Other income, net was $2.7 million for the three months ended June 30, 2016, compared with other expense, net of $2.4 million for the same period in the prior year. The $5.1 million increase in other income was primarily related to foreign currency exchange gain associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2016 was $9.4 million, compared with $8.0 million for the same period in the prior year. Our effective tax rate was 28.0% and 32.6% for the three months ended June 30, 2016 and 2015, respectively. The decrease in our effective tax rate resulted primarily from a decrease in U.S. pretax income, which is subject to a higher tax rate, and an increase in foreign pretax income, which is subject to a lower tax rate.

Net Income

Net income increased $7.5 million, or 45.7% for the three months ended June 30, 2016 to $24.0 million, compared with $16.5 million for the same period in the prior year. Net income as a percentage of net sales was 6.4% for the three months ended June 30, 2016, compared to 4.5% for the same period in the prior year. Net income per diluted share was $0.24 and $0.17 for the three months ended June 30, 2016 and 2015, respectively.

Nine months ended June 30, 2016 compared with nine months ended June 30, 2015

Net Sales

Consolidated net sales decreased $16.2 million, or 1.4%, to $1,111.8 million for the nine months ended June 30, 2016, compared with $1,128.0 million for the same period in the prior year. Ad hoc and Contract sales as a percentage of net sales represented 25% and 75%, respectively, for the nine months ended June 30, 2016 as compared to 26% and 74%, respectively, for the same period in the prior year. The decrease was primarily due to the end of a large commercial hardware contract on March 31, 2015, which resulted in a $26.4 million net decline in sales for the nine months ended June 30, 2016 as compared to the same period in the prior year. In addition, foreign currency impacts reduced sales by $18.6 million and ad hoc sales declined by $6.0 million during the nine months ended June 30, 2016 as compared to the same period in the prior year. These declines were partially offset by Contract sales growth of $34.8 million, primarily due to increased production and expanded content, as well as new business and scope expansion on commercial and military Contracts.

Net sales for our North America segment decreased $9.4 million, or 1.0%, to $889.8 million for the nine months ended June 30, 2016, compared with $899.2 million for the same period in the prior year, primarily due to a $18.4 million decline in sales due to the end of the large commercial contract on March 31, 2015 and a $14.7 million decline in ad hoc sales. These declines were partially offset by Contract sales growth of $23.7 million, primarily due to increased production and expanded content, as well as new business and scope expansion on commercial and military Contracts.

Net sales for our Rest of World segment decreased $6.8 million, or 3.0%, to $222.0 million for the nine months ended June 30, 2016, compared with $228.8 million for the same period in the prior year, primarily driven by an $18.6 million negative impact of foreign currency exchange and an $8.0 million decline in sales due to the end of the large commercial contract on March 31, 2015. These declines were partially offset by ad hoc sales growth of $8.7 million and Contract sales growth of $11.1 million that was primarily due to increased production and expanded content, as well as new business and scope expansion on commercial Contracts.

Income from Operations

Consolidated income from operations decreased $1.3 million, or 1.1%, to $118.5 million for the nine months ended June 30, 2016, compared with $119.8 million for the same period in the prior year. Income from operations as a percentage of net sales was 10.7% for the nine months ended June 30, 2016, compared to 10.6% for the nine months ended June 30, 2015. The decrease in income from operations was comprised of a decrease in gross profit of $20.2 million, of which $5.7 million was due to foreign currency exchange rate movements. The $20.2 million decrease in gross profit was largely offset by a decrease in SG&A expenses of $18.9 million driven largely by our global restructuring activities, of which $3.5 million was due to foreign currency exchange rate movements. The decrease in gross profit, excluding the impact of foreign currency exchange rate movements, was primarily driven by the conclusion of a large commercial contract and lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts. The decrease in SG&A expenses, excluding the impact of foreign currency exchange rate movements, was largely driven by decreases in payroll and other people related costs, bad debt, professional fees and integration expenses of $9.2 million, $3.6 million, $1.9 million, and $1.7 million, respectively. These decreases were partially offset by a $1.3 million increase in depreciation expense.

Income from operations for our North America segment decreased $12.7 million, or 12.8%, to $86.4 million, compared with $99.1 million for the same period in the prior year. Income from operations as a percentage of net sales was 9.7% for the nine months ended June 30, 2016, compared to 11.0% for the same period in the prior year, a decrease of 1.3%. The decrease in income from operations was comprised of a decrease in gross profit of $25.6 million, partially offset by a decrease in SG&A expenses of $12.9 million. The decrease in gross profit was largely driven by the conclusion of a large commercial contract and lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts. The decrease in SG&A expenses was largely driven by decreases in payroll and other people related costs, bad debt, professional fees and integration expenses of $7.9 million, $3.2 million, $1.9 million and $1.7 million, respectively. These decreases were partially offset by a $1.3 million increase in depreciation expense.

Income from operations for our Rest of World segment increased $11.4 million, or 55.3%, to $32.1 million, compared with $20.7 million for the same period in the prior year. Income from operations as a percentage of net sales was 14.5% for the nine months ended June 30, 2016, compared to 9.0% for the same period in the prior year, an increase of 5.4%. The increase in income from operations was the result of an increase in gross profit of $5.4 million, net of a $5.7 million negative impact from foreign currency exchange rate movements, and a decrease in SG&A expenses of $6.0 million, of which $3.5 million was due to foreign currency exchange rate movements. The increase in gross profit, excluding the impact of foreign currency exchange rate movements, was primarily driven by a decrease in the E&O reserves, an increase in Contract margins and changes in the mix of ad hoc and Contract business. The decrease in SG&A expenses, excluding the impact of foreign currency exchange rate movements, was largely driven by decreases in payroll costs, bad debt, utilities and warehouse expenses of $1.3 million, $0.4 million, $0.4 million and $0.3 million, respectively.

Other Expenses

Interest Expense, Net

Interest expense, net was $27.4 million for the nine months ended June 30, 2016, compared with $28.1 million for the same period in the prior year. The decrease was primarily due to the repayment of our long-term debt during the twelve months ended June 30, 2016, partially offset by periodical interest swap costs that commenced after June 30, 2015 and an acceleration in the amortization of deferred financing costs as a result of the repayment of our long-term debt during the twelve months ended June 30, 2016.

Other Income (Expense), Net

Other income, net was $4.0 million for the nine months ended June 30, 2016, compared with other expense, net of $1.4 million for the same period in the prior year. The $5.4 million increase in other income was primarily related to foreign currency exchange gain associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes for the nine months ended June 30, 2016 was $26.9 million, compared with $31.1 million for the same period in the prior year. Our effective tax rate was 28.3% and 34.4% for the nine months ended June 30, 2016 and 2015, respectively. The decrease in our effective tax rate resulted primarily from a decrease in U.S. pretax income, which is subject to a higher tax rate, and an increase in foreign pretax income, which is subject to a lower tax rate; and the settlement of a tax audit, which occurred during the three months ended December 31, 2015 and resulted in a decrease of our effective tax rate by 0.7%.

Net Income

Net income increased $8.9 million, or 15.0%, for the nine months ended June 30, 2016 to $68.1 million, compared with $59.3 million for the same period in the prior year. Net income as a percentage of net sales was 6.1% for the nine months ended June 30, 2016, compared to 5.3% for the same period in the prior year. Net income per diluted share was $0.69 and $0.61 for the nine months ended June 30, 2016 and 2015, respectively. This increase in net income was primarily driven by a decrease in the income tax provision, as discussed above, as well as an increase in other income, partially offset by a decrease in operating income.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $65.5 million and $82.9 million as of June 30, 2016 and September 30, 2015, respectively, of which $40.8 million, or 62.3%, and $30.8 million, or 37.2%, was held by our foreign subsidiaries as of June 30, 2016 and September 30, 2015, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of June 30, 2016 or September 30, 2015. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•	operating expenses;
•	working capital requirements to fund the growth of our business;
•	capital expenditures that primarily relate to IT equipment and our warehouse operations;
•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”); and
•	strategic acquisitions.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see "—Credit Facilities—Senior Secured Credit Facilities" below. As of June 30, 2016, we did not have any material capital expenditure commitments.

Credit Facilities

Senior Secured Credit Facilities

On March 24, 2016, we entered into the Third Amendment (the “Amendment”) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware Corp. and the lenders and agents party thereto (as amended, the “Credit Agreement”). The Amendment (1) reduced the maximum amount permitted to be incurred under a Cash-Capped Incremental Facility (as such term is defined in the Credit Agreement) from $150 million to $100 million, and (2) raised the levels in the Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) financial covenant set forth in the Credit Agreement to a maximum of 4.50 for the quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, with step-downs to 4.25 for the quarter ending December 31, 2016, 4.00 for the quarter ending March 31, 2017 and 3.75 for the quarter ending June 30, 2017 and thereafter.

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

As of June 30, 2016, our outstanding indebtedness under our Credit Facilities was $876.9 million, which consisted of (1) $401.3 million of indebtedness under the term loan A facility and (2) $475.6 million of indebtedness under the term loan B facility. As of June 30, 2016, $200.0 million was available for borrowing under the revolving facility, of which we could borrow up to $83.0 million without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the term loan A facility, is based on our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for alternate base rate (ABR) loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the balance due at maturity on December 7, 2017. As of June 30, 2016, the interest rate for borrowings under the term loan A facility was 2.96%.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of June 30, 2016, the interest rate for borrowings under the term loan B facility was 3.25%. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

During the nine months ended June 30, 2016, we made voluntary prepayments totaling $76.0 million on our term loan A facility, which has been applied to future required quarterly payments.

Our borrowings under the Credit Facilities are subject to certain financial covenants set forth in the Credit Agreement. As of June 30, 2016, our Consolidated Total Leverage Ratio (as such ratio is defined in the Credit Agreement) cannot exceed 4.50 and our Consolidated Net Interest Coverage Ratio (as such ratio is defined in the Credit Agreement) cannot be less than 2.25. As noted above, our Consolidated Total Leverage Ratio will gradually step-down during future quarters to 3.75 for the quarter ending June 30, 2017 and thereafter. The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of June 30, 2016, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.08 and our Consolidated Net Interest Coverage Ratio was 6.19.

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

UK Line of Credit

As of June 30, 2016, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($9.3 million based on the June 30, 2016 exchange rate) line of credit that automatically renews annually on October 1 (the "UK line of credit"). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of June 30, 2016, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended June 30,
Consolidated statements of cash flows data:	2016	2015

Net cash provided by operating activities	$66,593	$83,853
Net cash used in investing activities	(9,161)	(4,900)
Net cash used in financing activities	(72,241)	(99,891)

Operating Activities

Our operating activities generated $66.6 million of cash in the nine months ended June 30, 2016, a decrease of $17.3 million, as compared to $83.9 million for the same period in the prior year. The decrease of $17.3 million was driven primarily by higher tax payments of $25.5 million and higher use of cash for accrued expenses and other liabilities of $5.7 million, partially offset by an increase in cash provided by the net change in other working assets and liabilities of $11.0 million as well as an increase in cash provided by results of operations of $3.0 million.

Investing Activities

Cash used in our investing activities was $9.2 million in the nine months ended June 30, 2016, compared with $4.9 million used in the same period of prior year. During the nine months ended June 30, 2016, $11.2 million was used primarily for the purchase of property and equipment, partially offset by $2.0 million proceeds from a sale of certain assets during the three months ended March 31, 2016. During the nine months ended June 30, 2015, the $4.9 million was used primarily for the purchase of property and equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers.

Financing Activities

Cash used in our financing activities totaled $72.2 million in the nine months ended June 30, 2016, compared with $99.9 million used in the same period of the prior year. We paid down our debt by $76.0 million and $99.8 million in the nine months ended June 30, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning Wesco and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements.

Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively compete in our industry; our ability to effectively manage our inventory; our ability to fully integrate the acquired business of Haas and realize anticipated benefits of the combined operations; risks relating to unanticipated costs of integration; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain effective information technology systems; our ability to retain key personnel; risks associated with our international operations, including exposure to foreign currency movements; risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill) and legal proceedings; our dependence on third-party package delivery companies; fuel price risks; our ability to establish and maintain effective internal control over financial reporting; fluctuations in our financial results from period-to-period; environmental risks; risks related to the handling, transportation and storage of chemical products; risks related to the aerospace industry and the regulation thereof; risks related to our indebtedness; and other risks and uncertainties.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation and because our previously reported material weaknesses have not been remediated as of June 30, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

In light of the material weaknesses, management performed additional analyses and supplementary review procedures and has concluded that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with generally accepted accounting principles. Additionally, these material weaknesses did not result in any material misstatements of our unaudited consolidated financial statements and disclosures for the three and nine months ended June 30, 2016.

Remediation Activities

While significant progress has been made to enhance our internal control over financial reporting relating to the previously reported material weaknesses, we are still in the process of testing these enhanced processes and procedures to assess and ensure the sustainability of these processes and procedures over a meaningful period of time.

The following remedial actions have been taken in the three months ended June 30, 2016:

•
Our staff attended a third training session as part of our comprehensive training program to upgrade the skills of our internal audit and accounting personnel. We expect these trainings to occur at least quarterly during the remainder of fiscal 2016 at our corporate headquarters and through videoconferencing for employees located outside of our corporate headquarters.

•
We have formalized all of our critical accounting and reporting policies, which have been approved by our chief financial officer and made available on our intranet, and we have trained our finance personnel on these policies.

•
We conducted a thorough assessment of the account reconciliation process implemented in prior quarters in accordance with the formal account reconciliation policy and procedures established at that time. Based on the results of our assessment, which included performing a walk-through of the process and testing on a sample basis, we concluded that the process is designed and operating effectively for the three months ended June 30, 2016.

•
We have reviewed our control environment and related control activities to identify and implement enhancements and other integration activities to simplify and, where possible, centralize our processes and related controls.

We will continue to test these enhanced processes and procedures to assess and ensure the sustainability of these processes and procedures over a meaningful period of time.

We believe these actions will be effective in remediating the previously reported material weaknesses, and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We intend to complete the implementation and testing of our remediation plan and remediate the material weaknesses by the end of fiscal 2016.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS.

The risk factor presented below is added to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, under the heading “Risks Related to Our Business and Industry”:

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.
We have material business operations in both the United Kingdom and the broader European Union. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have direct or indirect impact on our business in the United Kingdom and the broader European Union, on our suppliers and customers in the United Kingdom and the broader European Union and on our business outside the United Kingdom and the broader European Union, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

There have been no other material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Date: August 4, 2016	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ David J. Castagnola
Name: David J. Castagnola
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Richard J. Weller
Name: Richard J. Weller
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)