Form 10-K
period 2016-09-30
Wesco Aircraft Holdings, Inc
filed 2016-11-28
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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
Securities Registered pursuant to Section 12(g) of the Act: None
___________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of March 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was approximately $956,052,000.
The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of November 21, 2016, was 99,012,965.

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrants’ definitive proxy statement for the 2017 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2016. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part I, Item 1A. “Risk Factors” and the other documents we file from time to time with the Securities and Exchange Commission (SEC). All forward-looking statements included in this Annual Report on Form 10-K (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Company Overview

We are the world’s leading distributors and providers of comprehensive supply chain management services to the global aerospace industry, based on an annual sales. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (JIT) delivery and point-of-use inventory management. We supply over 565,000 active stock-keeping units (SKUs), including C-class hardware, chemicals, electronic components, bearings, tools and machined parts. In fiscal 2016, sales of hardware including bearings and other products represented 52.3% of our net sales, sales of chemicals represented 40.6% of our net sales and sales of electronic components represented 7.1% of our net sales. We serve our customers under both (1) long-term contractual arrangements (Contracts), which include JIT contracts, that govern the provision of comprehensive outsourced supply chain management services and long-term agreements, or LTAs, that typically set prices for specific products, and (2) ad hoc sales. In February 2014, we acquired 100% of the outstanding stock of Haas, a provider of chemical supply chain management services to the commercial aerospace, airline, military, automotive, energy, pharmaceutical and electronics sectors. In July 2012, we acquired substantially all of the assets of Interfast, Inc. (Interfast), a Toronto-based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace and electronics markets.

Founded in 1953 by the father of our current Chairman of the Board of Directors, we have grown to serve over 8,000 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers (OEMs) and their subcontractors, through which we support nearly all major Western aircraft programs, and also sell products to airline-affiliated and independent maintenance, repair and overhaul (MRO) providers. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors. We have 2,724 employees and operate across 57 locations in 17 countries. The following charts illustrate the composition of our fiscal year 2016 net sales based on our sales data.

For additional information about our segment reporting, see Note 21 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our Products and Services

We conduct our operations through two reportable segments: North America and Rest of World.

	Year Ended September 30,
	2016		2015		2014
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
North America	$1,185,315	80%	$1,198,201	80%	$1,030,511	76%
Rest of World	292,051	20%	299,414	20%	325,366	24%
Total	$1,477,366	100%	$1,497,615	100%	$1,355,877	100%

Our Products

We offer more than 565,000 active SKUs, which fall into the following product categories during the year ended September 30, 2016 (dollars in thousands):

	Hardware	Chemicals	Electronic Components	Bearings	Other Products
Net product sales	$711,177	$600,124	$105,207	$34,662	$26,196

% of net product sales	48.2%	40.6%	7.1%	2.3%	1.8%

Types of products offered	• Blind fasteners • Panel fasteners • Bolts and screws • Clamps • Hi lok pins and collars • Hydraulic fittings • Inserts • Lockbolts and collars • Nuts • Rivets • Springs • Valves • Washers	• Adhesives •Sealants and tapes • Lubricants • Oil and grease • Paints and coatings • Industrial gases • Coolants and metalworking fluids • Cleaners and cleaning solvents	• Connectors • Relays • Switches • Circuit breakers • Lighted products • Wire and cable • Interconnect accessories	• Airframe control bearings • Rod ends • Spherical bearings • Ball bearing • Needle roller bearings • Bushings • Precision bearings	• Brackets • Milled parts • Shims • Stampings • Turned parts • Welded assemblies • Installation tooling

Hardware

Sales of C-class aerospace hardware represented 48%, 49% and 62% of our fiscal 2016, 2015 and 2014 product sales, respectively. Fasteners, our largest category of hardware products, include a wide range of highly engineered aerospace parts that are designed to hold together two or more components, such as rivets (both blind and solid), bolts (including blind bolts), screws, nuts and washers. Many of these fasteners are designed for use in specific aircraft platforms and others can be used across multiple platforms. Materials used in the manufacture of these fasteners range from standard alloys, such as aluminum, steel or stainless steel, to more advanced materials, such as titanium, Inconel and Waspalloy.

Chemicals

On February 28, 2014, we acquired Haas, a provider of chemical supply chain management services to the commercial aerospace, airline, military, automotive, energy, pharmaceutical and electronics sectors. Chemical sales represented 41%, 40%, and 26% of our fiscal 2016, 2015 and 2014 product sales, respectively. As a result of our acquisition of Haas, our chemical product offerings include adhesives; sealants and tapes; lubricants; oil and grease; paints and coatings; industrial gases; coolants and metalworking fluids; and cleaners and cleaning solvents.

Electronic Components

We offer highly reliable interconnect and electro-mechanical products, including connectors, relays, switches, circuit breakers, lighted products, wire and cable and interconnect accessories. We also offer value-added assembled products including mil-circular and rack and panel connectors and illuminated push button switches. We maintain large quantities of connector components in inventory, which allows us to respond quickly to customer orders. In addition, our lighted switch assembly operation affords customers same day service, including engraving capabilities in multiple languages.

Bearings

Our product offering includes a variety of standard anti-friction products designed to both commercial and military aircraft specifications, such as airframe control bearings, rod ends, spherical bearings, ball bearings, needle roller bearings, bushings and precision bearings.

Other Products

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

Quality Assurance

Our quality assurance (QA) function is a key component of our service offering, with approximately 5% of our employees dedicated to this area. We believe we offer an industry-leading QA function as a result of our rigorous processes, sophisticated testing equipment and dedicated QA staff. Our superior QA performance is demonstrated by a comparison of our customers’ aggregate rejection rate of the products we deliver, which was 0.12% during fiscal 2016, to our rejection rate of the products we receive from our suppliers, which was 3.82% during fiscal 2016.

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

Before signing a JIT contract, our customers typically experience outages of many SKUs and, in some cases, have up to a year’s worth of inventory on hand. As part of our JIT programs, we generally assume the customer’s existing inventory at the onset of the contract, immediately reducing their inventory on-hand and the associated management costs. Customer inventory is generally assumed on a consignment basis and is entered in our database in a distinct customer-specific “virtual warehouse.” Software protocol in our IT systems requires the system to first “look” to a customer’s consigned inventory when parts replenishment is required. In certain cases, we can sell this consigned inventory to our base of over 8,000 other active customers around the world, gradually drawing down the customer’s inventory. As the consigned inventory for each SKU is exhausted, our stock of Wesco-sourced product reserve is then used for replenishment.

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

Going forward, we expect commercial MRO providers to benefit from the many of the same trends as those impacting the commercial OEM market, including industry passenger volumes and capacity utilization, as well as requirements to maintain aging aircraft and the cost of fuel, which can lead to greater utilization of existing planes. The commercial MRO market may also benefit from directives or notifications announced by international industry regulators and trade associations. Such directives or notifications can serve to bolster required maintenance, and thus the demand for new and existing aerospace products. Furthermore, we expect demand in the military MRO market to be driven by changes in overall fleet size and the level of U.S. military operational activity domestically and overseas. We believe that our presence in this market helps us mitigate the volatility of new military aircraft sales with sales to the aftermarket.

Customer Contracts

We sell products to our customers under two types of arrangements: (1) Contracts, which include JIT supply chain management contracts and LTAs, and (2) ad hoc sales.

Contracts

JIT Contracts.  JIT contracts are typically three to five years in length and are structured to supply the product requirement for specific SKUs, production lines or facilities. Given our direct involvement with JIT customers, volume requirements and purchasing frequency under these contracts is highly predictable. Under JIT contracts, customers commit to purchase specified products from us at a fixed price or a pass-through price, on an if-and-when needed basis, and we are often responsible for maintaining high levels of stock availability of those products. JIT contracts typically contain termination for convenience provisions, which generally allow our customers to terminate their contracts on short notice without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to our other customers. JIT customers often purchase products from us that are not covered under their contracts on an ad hoc basis. For additional information about our JIT supply chain management services, see “-Our Products and Services-Our Services-JIT Supply Chain Management.”

LTAs.  Like JIT contracts, LTAs also typically run for three to five years. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined products, purchased on an as-needed basis. LTAs allow the customer to buy contracted SKUs from us and may obligate us to maintain stock availability for those products. Once an LTA is in place, the customer is then able to place individual purchase orders with us for any of the contractually specified products. LTAs typically contain termination for convenience provisions, which generally allow for our customers to terminate their contracts on short notice without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. LTA customers also frequently purchase products from us on an ad hoc basis, which are not captured under the pricing arrangement.

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

Under each of the sales arrangements described above we typically warrant that the products we sell conform to the drawings and specifications that are in effect at the time of delivery in the applicable contract, and that we will replace defective or non-conforming products for a period of time that varies from contract to contract. We, in turn, look to the product manufacturer to indemnify us for liabilities resulting from defective or non-conforming products. We do not accrue for warranty expenses as our claims related to defective and non-conforming products have been nominal.

We believe that backlog is not a relevant measure of our business, given the long-term nature of our Contracts with our customers.

Customers

We sell to over 8,000 active customers worldwide. During fiscal 2016, no single customer represented more than 10% of our net sales, and only two customers accounted for over 5% of our net sales, with each consisting of multiple independent programs. Our top 10 customers collectively accounted for 46% of our net sales during fiscal 2016.

During fiscal 2016, 75% of our net sales were derived from major OEMs, such as Airbus, Boeing, BAE Systems, Bell Helicopter, Bombardier, Cessna, Embraer, Gulfstream, Lockheed Martin, Northrop Grumman and Raytheon, and certain of their subcontractors. Government sales comprised 15% of our net sales during fiscal 2016 and were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf. Aftermarket sales to airline-affiliated or independent MRO providers made up 6% of our fiscal 2016 net sales. The remaining 4% of our net sales were to other distributors.

During fiscal 2016, 59% of our net sales were derived from customers supporting commercial programs and 41% of our net sales were derived from customers supporting military programs. We also service international customers in markets that include Australia, Canada, China, France, Germany, India, Ireland, Israel, Italy, Malaysia, Mexico, Philippines, Poland, Saudi Arabia, Singapore, South Korea, Turkey and the United Kingdom. For additional information about our net sales and long-lived assets by geographic area, see Note 21 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Procurement

We source our inventory from over 5,000 suppliers globally, including Precision Castparts Corp., Arconic (formerly Alcoa), PPG Industries, Lisi Aerospace, Consolidated Aerospace Manufacturing (CAM), TriMas, Esterline, RBC Bearings, Henkel and 3M. During fiscal 2016, Precision Castparts Corp. and Arconic supplied 12% and 8%, respectively, of the products we purchased. Suppliers typically prefer to deal with a relatively small number of large and sophisticated distributors in order to improve machine utilization; reduce finished goods inventory and related obsolescence costs; maintain pricing discipline; improve performance in meeting on-time-delivery targets to the end customers; and consolidate customer accounts, which can reduce administrative and overhead costs relating to sales and marketing, customer service and other functions. As a result of the scale of our operations and our long-standing relationships with many of our suppliers, we are often able to take advantage of significant volume-based discounts when purchasing inventory. Given our industry position, financial strength and philosophy of cooperation with suppliers, we believe we are in an excellent position to become a distributor for new product lines as they become available.

Our management analyzes supply, demand, cost and pricing factors to make inventory investment decisions, which are facilitated by our highly customized IT systems, and we maintain close relationships with the leading suppliers in the industry. Our strong understanding of the global aerospace industry is derived from our long-term relationships with major OEMs, subcontractors and suppliers. In addition, our direct insight into our customers’ production rates often allows us to detect industry trends. Furthermore, our ability to forecast demand, share inventory and usage information, and place purchase orders with our suppliers well in advance of our customer requirements can provide us with a distinct advantage in an industry where inventory availability is critical for customers that need specific products within a stipulated timeframe to meet their own production and delivery commitments. However, despite our expertise in this area, effective inventory management is an ongoing challenge, and we continue to take steps to enhance the sophistication of our procurement practices and mitigate the negative impact of inventory builds on our cash flow. For additional information about the impact of inventory on our business, including our cash flows, see Part I, Item 1A. “Risk Factors-Risks Related to Our Business and Industry-We may be unable to effectively manage our inventory, which could have a material adverse effect on our business, financial condition and results of operations,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Other Factors Affecting Our Financial Results-Fluctuations in Cash Flow,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Inventories.”

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

Seasonality

Our net sales may fluctuate on a quarterly basis based on the number of production days at our customers' facilities, which is driven by holidays and planned production shutdowns, particularly the winter holidays during our first fiscal quarter and the in summer months during our fourth fiscal quarter.

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

Employees

As of September 30, 2016, we employed 2,724 personnel worldwide, 955 of which were located at customer sites. We have 745 employees located outside of North America. We are not a party to any collective bargaining agreements with our employees.

Regulatory Matters

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA), prescribe standards for aircraft components, including virtually all commercial airline and general aviation products, as well as regulations regarding the repair and overhaul of airframes and engines. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. In addition, the products we distribute must also be certified by aircraft and engine OEMs. If any of the material authorizations or approvals that allow us to supply products is revoked or suspended, then the sale of the related products would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.

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

We are also subject to government rules and regulations that include the U.S. Foreign Corrupt Practices Act (FCPA), the Bribery Act 2010 (Bribery Act), the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR), economic sanctions and the False Claims Act. See “Risk Factors-Risks Related to Our Business and Industry-We are subject to unique business risks as a result of supplying equipment and services to the U.S. government directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our supply arrangements with, the U.S. government” and “-Our international operations require us to comply with numerous applicable anti-corruption and trade control laws and regulations, including those of the U.S. government and various other jurisdictions, and our failure to comply with these laws and regulations could adversely affect our reputation, business, financial condition and results of operations.”

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

In addition, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. The European Union’s Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) regulations enacted in 2009 have been a continuing source of compliance obligations and restrictions on certain chemicals, and REACH-like regimes have now been adopted in several other countries. In the United States, the core provisions of the Toxic Substances Control Act (TSCA) were amended in June 2016 for the first time in nearly 40 years. Among the more significant changes are that these amendments mandate safety reviews of existing chemicals with regulatory action to restrict any “high risk” chemicals identified as result of such reviews. The amendments to the TSCA also mandate that the EPA establish a new inventory of existing chemicals, a process expected to result in identification of certain chemicals that may not have been properly characterized on the original inventory and in restrictions on the use of such chemicals pending completion of a safety review. These types of changes in the Company’s regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products and provide supply chain management services to our customers. Such changes also could result in compliance obligations for us directly or as part of our supply chain management services to customers, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

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

Demand for the products and services we offer are directly tied to the delivery of new aircraft, aircraft utilization, and repair of existing aircraft, which, in turn, are impacted by global economic conditions. For example, 2009 revenue passenger miles (RPMs) on commercial aircraft declined due to the global recession. During the same period, the industry experienced declines in large commercial, regional and business jet deliveries. While demand for commercial and regional jets recovered, business jet orders and deliveries remain well below their pre-recession peak, reflecting a deeper downturn in the last recession and an uncertain economic outlook. A slowdown in the global economy, or a return to a recession, would negatively impact the aerospace industry, and could negatively impact our business, financial condition and results of operations.

Military spending, including spending on the products we sell, is dependent upon national defense budgets, and a reduction in military spending could have a material adverse effect on our business, financial condition and results of operations.

During the year ended September 30, 2016, 41% of our net sales were related to military aircraft. The military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (DoD) budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. A decline in U.S. military expenditures could result in a reduction in military aircraft production, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors to review performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business. If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. government agencies, any of which could materially adversely affect our reputation, business, financial condition and results of operations.

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

A majority of our Contracts are long-term, fixed-price agreements with no guarantee of future sales volumes, and they may be terminated for convenience on short notice by our customers, often without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to our other customers. In addition, we purchase inventory based on our forecasts of anticipated future customer demand. As a result, we may take the risk of having excess inventory in the event that our customers do not place orders consistent with our forecasts, particularly with respect to inventory that has a more limited shelf-life. We also run the risk of not being able to pass along or otherwise recover unexpected increases in our product costs, including as a result of commodity price increases, which may increase above our established prices at the time we entered into the Contract and established prices for products we provide. When we are awarded new Contracts, particularly JIT contracts, we may incur high costs, including salary and overtime costs to hire and train on-site personnel, in the start-up phase of our performance. In the event that we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new Contracts or our Contracts are terminated, our business, financial condition, results of operations and operating margins could be negatively affected.

If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected.

Our top ten customers for the year ended September 30, 2016 accounted for 46% of our net sales. A reduction in purchasing by or loss of one of our larger customers for any reason, including changes in manufacturing or procurement practices, loss of a customer as a result of the acquisition of such customer by a purchaser who does not fully utilize a distribution model or uses a competitor, in-sourcing by customers, a transfer of business to a competitor, an economic downturn, failure to adequately service our clients or to manage the implementation of new customer sites, decreased production or a strike, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, during fiscal 2014, we modified and extended a contract with an existing customer that resulted in a $66.3 million reduction in net sales to the customer during fiscal 2015 compared to fiscal 2014, and a further reduction of $26.4 million in net sales to the customer during fiscal 2016 compared to fiscal 2015.

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

Due to the lead times required by many of our suppliers, we typically order products, particularly hardware products, in advance of expected sales, and the volume of such orders may be significant. Lead times generally range from several weeks up to two years, depending on industry conditions, which makes it difficult to successfully manage our inventory as we plan for future demand. In addition, demand for our products can fluctuate significantly, which can also negatively impact our cash flows and inventory management. For example, we believe that the strategic inventory purchases we made during fiscal 2013, 2014 and 2015, combined with lower than expected demand and a lack of discipline around our inventory planning process, negatively impacted our cash flows. In addition, we may choose to dispose of slow-moving inventory in the future if we determine that the market and economics make it prudent to do so. For example, in the three months ended September 30, 2015, we determined that inventory previously purchased in connection with a specific program which was subsequently terminated, to have no alternative use, and we recorded a reserve of $33.0 million for such inventory. In addition, in the three months ended September 30, 2015, management implemented a new strategy of providing integrated supply chain services more tailored to customer demand through long-term contracts and focused forecasted consumption, including changes to our inventory purchasing strategy, holding inventory for shorter periods and the planned scrapping of long dated inventory. The new strategy and updates for fiscal 2015 sales activities led to changes in the sell through rates, holding period of aged inventory and others estimates used in the E&O reserve for our hardware inventory, which increased our E&O inventory reserves by $43.8 million. If we are unable to effectively manage our inventory, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

If suppliers are unable to supply us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our inventory is primarily sourced directly from producers and manufacturing firms, and we depend on the availability of large supplies of the products we sell. Our largest supplier for the year ended September 30, 2016 was Precision Castparts Corp. During fiscal 2016, 12% of the products we purchased were from Precision Castparts Corp. and 8% were purchased from Arconic (formerly Alcoa). In addition, our ten largest suppliers during fiscal 2016 accounted for 32% of our purchases. These manufacturers and producers may experience capacity constraints that result in their being unable to supply us with products in a timely manner, in adequate quantities and/or at a reasonable cost. Contributing factors to manufacturer capacity constraints include, among other things, industry or customer demands in excess of machine capacity, labor shortages and changes in raw material flows. Any significant interruption in the supply of these products or termination of our relationship with any of our suppliers could result in us being unable to meet the demands of our customers, which would have a material adverse effect on our business, financial condition and results of operations.

Our business is highly dependent on complex information technology.

The provision and application of IT is an increasingly critical aspect of our business. Among other things, our IT systems must frequently interact with those of our customers, suppliers and logistics providers. Our future success will depend on our continued ability to employ IT systems that meet our customers’ demands. The failure or disruption of the hardware or software that supports our IT systems, including redundancy systems, could significantly harm our ability to service our customers and cause economic losses for which we could be held liable and which could damage our reputation. In addition, we are subject to cybersecurity risk, which includes, but is not limited to, malicious software and unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us, our customers or suppliers. A cyber-related attack could cause a loss of data and interruptions or delays in our business (particularly with respect to our tcmIS operating system), cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our IT systems, communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which could have a material adverse effect on our business, results of operations and financial condition.

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

While the majority of our operations are based in the United States, we have significant international operations, with facilities in Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Singapore and the United Kingdom, and customers throughout North America, Latin America, Europe, Asia and the Middle East. For the years ended September 30, 2016 and 2015, 35% and 34%, respectively, of our net sales were derived from customers located outside the United States.

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

In addition, fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At September 30, 2016, we reported a cumulative foreign currency translation adjustment of $75.4 million in stockholders’ equity as a result of foreign currency translation adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statements of comprehensive income at average monthly exchange rates. Moreover, to the extent that our net sales are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our facilities in the United Kingdom, Germany, France and Italy are incurred in British Pounds or Euros, but in certain cases the related net sales are denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. At times we engage in hedging transactions to manage or reduce our foreign currency exchange risk, but these transactions may not be successful and, as a result, our business, financial condition and results of operations could be materially adversely affected. During fiscal 2016 and 2015, fluctuations in foreign currency exchange rates had a negative impact on net sales of $30.2 million and $25.4 million, respectively.

Our international operations also cause our business to be subject to the U.S. Export Control regime and similar regulations in other countries, in particular in the United Kingdom. In the United States, items of a commercial nature are generally subject to regulatory control by the U.S. Department of Commerce’s Bureau of Industry and Security under EAR, and the U.S. Department of State’s ITAR and other international trade regulations may apply as well. Consequently, regulatory authorities may require us to obtain export licenses or other export authorizations to export the products we sell abroad, depending upon the nature of items being exported, as well as the country to which the export is to be made. We cannot be certain that our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license and export authorization process is often time-consuming. Violation of export control regulations could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our sales and significantly hinder our attempts to expand our business internationally.

Our total assets include substantial intangible assets, and the write-off of a significant portion of our intangible assets would negatively affect our financial results.

Our total assets reflect substantial intangible assets. At September 30, 2016, goodwill and intangible assets, net represented 39.6% of our total assets. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from acquisitions, including the acquisition of our Company by affiliates of The Carlyle Group (Carlyle) and the acquisition of Haas. Intangible assets represent trademarks, backlogs, non-compete agreements, technology and customer relationships. On at least an annual basis, we assess whether there has been impairment in the value of goodwill and indefinite-lived intangible assets. If our testing identifies impairment under generally accepted accounting principles in the United States (GAAP), the impairment charge we calculate would result in a charge to income from operations. For example, during the three months ended September 30, 2015, we recorded a non-cash goodwill impairment of $263.8 million in our North America segment. Any determination requiring the write-off of a significant portion of goodwill and unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

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

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the United States and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, EAR administered by the U.S. Department of Commerce’s Bureau of Industry and Security, ITAR administered by the U.S. Department of State’s Directorate of Defense Trade Controls (DDTC), and trade sanctions, regulations and embargoes administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). These laws and regulations may require us to obtain individual validated licenses from the relevant agency to export, re-export, or transfer commodities, software, technology, or services to certain jurisdictions, individuals, or entities

Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts, seizure and forfeiture of unlawful attempted exports, and/or denial of export privileges, as well as other remedial measures. We have established policies and procedures designed to assist us, our personnel and our agents to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us, our employees and our agents from violating these regulations in every transaction in which we may engage, and violations, allegations or investigations of such violations could materially adversely affect our reputation, business, financial condition and results of operations.

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

There are many factors, such as the cyclical nature of the aerospace industry, fluctuations in our ad hoc sales, delays in major aircraft programs, planned production shutdowns, downward pressure on sales prices and changes in the volume of our customers’ orders that could cause our financial results to fluctuate from period-to-period. For example, during the year ended September 30, 2016, 25% of our net sales were derived from ad hoc sales. The prices we charge for ad hoc sales are typically higher than the prices under our Contract sales. However, ad hoc customers may not continue to purchase the same amount of products from us as they have in the past, so it cannot be assured that in any given year we will be able to generate similar net sales from our ad hoc customers as we did in the past. We are also actively working to transition customers from ad hoc purchases to Contracts, which may also result in a reduction in ad hoc purchases. In addition, our acquisition of Haas has contributed to lower our ad hoc sales as a percentage of net sales. A significant diminution in our ad hoc sales in any given period could result in fluctuations in our financial results and operating margins. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

We will continue to incur a significant increase in costs as a result of operating as a publicly traded company, and our management will be required to devote substantial time to new compliance requirements and investor needs.

As a publicly traded company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and the rules of the SEC and the New York Stock Exchange have imposed various requirements on public companies. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to result in increased legal and financial compliance costs and make some activities more time-consuming and costly. For example, we believe these rules and regulations make it more difficult and more expensive for us to maintain appropriate levels of director and officer liability insurance.

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

Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. The European Union’s REACH regulations enacted in 2009 have been a continuing source of compliance obligations and restrictions on certain chemicals, and REACH-like regimes have now been adopted in several other countries. In the United States, the core provisions of the Toxic Substances Control Act (TSCA) were amended in June 2016 for the first time in nearly 40 years. Among the more significant changes are that these amendments mandate safety reviews of existing chemicals with regulatory action to restrict any “high risk” chemicals identified as result of such reviews. The amendments to the TSCA also mandate that the EPA establish a new inventory of existing chemicals, a process expected to result in identification of certain chemicals that may not have been properly characterized on the original inventory and in restrictions on the use of such chemicals pending completion of a safety review. These type of changes in the Company’s regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products and provide supply chain management services to our customers. Such changes also could result in compliance obligations for us directly or as part of our supply chain management services to customers, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2016, our total long-term indebtedness outstanding under our Existing Credit Facilities (as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Existing Senior Secured Credit Facilities”) was $841.9 million, which was 48.7% of our total capitalization. Subsequently, on October 4, 2016, we amended our Existing Credit Agreement, which resulted in total long-term indebtedness outstanding under our Credit Facilities (as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Fourth Amendment to Senior Secured Credit Facilities”) of $865.6 million.

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

In addition, all of our debt under the Credit Facilities bears, and under the Existing Credit Facilities bore, interest at floating rates, causing us to enter into interest rate swap derivative instruments to partially offset our exposure to interest rate fluctuations, which result in additional risks. As of September 30, 2016, we had a current interest rate hedge liability and a long-term interest rate hedge liability of $1.1 million and $5.6 million, respectively. If our interest rate hedge was determined ineffective partially or entirely as defined by GAAP, the ineffective portion or the entire amount of our interest rate hedge liabilities would adversely affect our earnings. Our derivatives also expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement, which could negate the intended protection from our hedge instruments. See further discussion on our derivative financial instruments in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In addition, the Credit Facilities contain a maximum leverage ratio covenant. A breach of this financial covenant could result in a default under the Credit Facilities. If any such default occurs, the lenders under the Credit Facilities may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Credit Facilities, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the Credit Facilities was to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Fourth Amendment to Senior Secured Credit Facilities” for additional information about the Company’s compliance with the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) maintenance covenant contained in the Credit Agreement.

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

Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price of our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of securities analysts to cover our common stock or changes in analyst recommendations;

•	credit ratings downgrades or other negative actions by ratings agencies for us or our subsidiaries;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

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

These anti-takeover defenses, while adopted for the purpose of protecting shareholder value, could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Future sales of our common stock in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common stock.

We and our existing stockholders may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions. As of September 30, 2016, we had 950,000,000 shares of common stock authorized and 98,614,908 shares of common stock outstanding. In addition, we have 2,700,157 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2016 and 4,399,512 available shares of common stock reserved for issuance under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (the 2014 Plan).

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our global headquarters is located at 24911 Avenue Stanford, Valencia, California 91355. As of September 30, 2016, we have a total of 57 administrative, sales and/or stocking facilities, all of which are either leased or located at a customer site, except for our global headquarters, which is owned by us. These facilities, including facilities in Northlake, Texas; McDonough, Georgia; Wichita, Kansas; Austin, Texas; Mississauga, Ontario; Cleckheaton, United Kingdom and Clayton West, United Kingdom, are located in 17 countries, including the U.S., Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Singapore and the United Kingdom.

Our warehouse operations are divided between CSLs and Forward Stocking Locations (FSLs). Our CSLs serve as the primary supply warehouses for most of our net sales and also house our procurement, customer service, document control, IT, material support and quality assurance functions. Our CSLs are supported by sales offices throughout the U.S., Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Singapore and the United Kingdom.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information About Our Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “WAIR” on July 28, 2011. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2016
4th Quarter	$14.43	$12.68
3rd Quarter	$15.00	$12.64
2nd Quarter	$14.41	$10.19
1st Quarter	$13.38	$11.44
Fiscal 2015
4th Quarter	$15.54	$12.20
3rd Quarter	$16.39	$14.64
2nd Quarter	$15.73	$12.98
1st Quarter	$18.12	$13.48

Stockholders

On September 30, 2016, the closing price reported on the New York Stock Exchange of our common stock was $13.43 per share. As of November 21, 2016, we had approximately 104 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Performance

The graph set forth below compares the cumulative total shareholder return on our common stock between September 30, 2011 and September 30, 2016 to (1) the cumulative total return of U.S. companies listed on the New York Stock Exchange and (2) the cumulative total return of a peer group selected by the Company (BE Aerospace, Inc. (BEAV), Esterline Technologies Corporation (ESL), Fastenal Company (FAST), HEICO Corporation (HEI), KLX Inc. (KLXI), MSC Industrial Direct Co., Inc. (MSM), Transdigm Group Incorporated (TDG) and W.W. Grainger, Inc. (GWW)) over the same period. The peer group reflects a mix of companies that we believe is reflective of our broader industry and line-of-business. This graph assumes an initial investment of $100 on September 30, 2011, in our common stock, the market index and the peer group and assumes the reinvestment of dividends, if any. The historical information set forth below is not necessarily indicative of future price performance.

Company/Market/Peer Group	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016
Wesco Aircraft Holdings, Inc.	$100.00	$124.98	$191.49	$159.19	$111.62	$122.87
New York Stock Exchange (U.S. Companies)	100.00	129.14	156.94	182.42	175.47	200.74
Peer Group	100.00	134.82	178.06	190.16	165.75	198.57

ITEM 6.  SELECTED FINANCIAL DATA

The selected income statement and other data for each of the years ended September 30, 2016, 2015 and 2014 and the selected balance sheet data as of September 30, 2016 and 2015 have been derived from our audited consolidated financial statements that are included in this Annual Report. The selected income statement and other data for the years ended September 30, 2013, and 2012 and the selected balance sheet data as of September 30, 2014, 2013 and 2012 have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The financial data set forth below are not necessarily indicative of future results of operations. This data should be read in conjunction with, and is qualified in its entirety by reference to, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended September 30,
	2016	2015	2014	2013	2012
	(in thousands except per share data)
Consolidated statements of income data:
Net sales	$1,477,366	$1,497,615	$1,355,877	$901,608	$776,206

Income (loss) from operations	158,750	$(206,365)	$183,934	$180,802	$158,832
Interest expense, net	(36,901)	(37,092)	(29,225)	(25,178)	(24,646)
Other income (expense), net	3,741	1,841	2,199	2,003	(524)
Income (loss) before income taxes	125,590	(241,616)	156,908	157,627	133,662
Income tax benefit (provision)	(34,212)	86,872	(54,806)	(52,815)	(41,487)
Net income (loss)	$91,378	$(154,744)	$102,102	$104,812	$92,175

Per share data:
Net income (loss) per share
Basic	$0.94	$(1.60)	$1.06	$1.12	$1.00
Diluted	$0.93	$(1.60)	$1.05	$1.09	$0.96
Weighted average shares outstanding
Basic	97,634	96,955	95,951	93,285	92,058
Diluted	98,166	96,955	97,606	95,844	95,712

Consolidated Balance Sheet Data:
Cash and cash equivalents	$77,061	$82,866	$104,775	$78,716	$60,856
Total assets (1), (2)	1,956,205	2,020,973	2,412,274	1,631,153	1,537,416
Long-term debt and capital lease obligations (3)	843,616	954,730	1,081,825	569,414	626,205
Total stockholders’ equity (4)	882,915	817,573	992,290	865,436	744,915

(1)	We acquired Haas in February 2014.

(2)	We acquired Interfast in July 2012.

(3)	Total long-term debt and capital lease obligations excludes current portion.

(4)
We revised the total stockholders’ equity as of September 30, 2012 (see revision disclosure in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2015 filed on November 30, 2015).

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

Industry Trends Affecting Our Business

We rely on demand for new commercial and military aircraft for a significant portion of our sales. Commercial aircraft demand is driven by many factors, including the global economy, industry passenger volumes and capacity utilization, airline profitability, introduction of new models and the lifecycle of current fleets. Demand for business jets is closely correlated to regional economic conditions and corporate profits, but also influenced by new models and changes in ownership dynamics. Military aircraft demand is primarily driven by government spending, the timing of orders and evolving U.S. Department of Defense strategies and policies.

Aftermarket demand is affected by many of the same trends as those in OEM channels, as well as requirements to maintain aging aircraft and the cost of fuel, which can lead to greater utilization of existing planes. Demand in the military aftermarket is further driven by changes in overall fleet size and the level of U.S. military operational activity domestically and overseas.

Supply chain service providers and distributors have been aided by these trends along with an increase in outsourcing activities, as OEMs and their suppliers focus on reducing their capital commitments and operating costs.

Commercial Aerospace Market

Over the past three years, major airlines have ordered new aircraft at a robust pace, aided by strong profits and increasing passenger volumes. At the same time, volatile fuel prices have led to greater demand for fuel-efficient models and new engine options for existing aircraft designs. The rise of emerging markets has added to the growth in overall demand at a stronger pace than seen historically. More recently, several airlines have slowed the pace of orders with large commercial OEMs in response to rapidly changing macroeconomic conditions. In spite of this development, large commercial OEMs have indicated that they continue to expect a high level of deliveries, primarily due to their unprecedented level of backlogs. Business aviation has lagged the larger commercial market, reflecting a deeper downturn in the last recession and an uncertain economic outlook. Overall business aviation production levels remain well below their pre-recession peak, though newer models have seen a greater acceptance in the marketplace than older and previously owned aircraft.

Military Aerospace Market

Military build-rates have declined for the past few years (and they may continue to decline going forward), which has negatively affected this portion of our business. We believe the diversity of the military aircraft programs we support can help mitigate the impact of new program delays, changes or cancellations. In particular, we believe the services we provide the Joint Strike Fighter program will benefit our future business as production for that program increases. Increased sales for other established aircraft programs that directly benefit from such changes also help moderate build-rate declines.

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

During the year ended September 30, 2014, we modified and extended a contract with an existing customer that resulted in a $66.3 million reduction in net sales to the customer during the year ended September 30, 2015, and a further reduction of $26.4 million in net sales to the customer during the year ended September 30, 2016 compared to the year ended September 30, 2015.

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

Restructuring Activities

In September 2015, we committed to a Global Restructuring Plan, which involved the immediate elimination of redundant positions and the closure and consolidation of various facilities in order to better align our workforce to the growth areas of our business and to streamline our operations in order to increase efficiency and effectiveness. For the year ended September 30, 2016, total cost savings to our selling, general and administrative expenses were $26.5 million, excluding impact from foreign exchange rate movements, most of which is recurring and driven by actions under our Global Restructuring Plan. Out of the $26.5 million, $22.0 million impacted the North America segment and $4.5 million impacted Rest of World segment. For more information on our Global Restructuring Plan, see Note 22 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Revision of Supplemental Cash Flow Information

We determined that our 2015 cash paid for interest of $15.7 million as reported in our 2015 Annual Report on Form 10-K is understated. The correct amount is $32.6 million. We have revised our 2015 cash paid for interest amount to present the correct amount in Note 19 of the Notes to Consolidated Financial Statement in Part II, Item 8 of this Annual Report on Form 10-K. The misstatement had no effect on previously reported income from operations, net income or cash flows for the year ended September 30, 2015 and the interim periods within that year. We have evaluated the misstatement and do not believe it is material to the financial statements for the year ended September 30, 2015.

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

The principal component of our cost of sales is product cost, which was 93.0% of our total cost of sales for the year ended September 30, 2016. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were 7.0% of our total cost of sales for the year ended September 30, 2016.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the adjustment to the reserve, if any, for excess and obsolete inventory. The inventory reserve is calculated to estimate the amount of excess and obsolete inventory we currently have on-hand. We review inventory for excess quantities and obsolescence quarterly and adjust the reserve and future forecasted sell-through rates as necessary. For a description of our E&O reserve policy, see “—Critical Accounting Policies and Estimates—Inventories.” Charges to cost of sales for the increase of our E&O reserve and related items of $14.6 million, $95.1 million and $17.7 million were recorded during the years ended September 30, 2016, 2015 and 2014, respectively. We believe that these amounts appropriately reflect the risk of E&O inventory inherent in our business. The larger charges of $95.1 million recorded in the year ended September 30, 2015 as compared to the year ended September 30, 2016 and 2014 are primarily due to $76.8 million charges relating to inventory previously purchased in connection with a specific program which was subsequently terminated and deemed to have no alternative use (totaling $33.0 million), and our change in the estimation methodology by which we determine the E&O reserve for our hardware inventory from an aging methodology to a consumption methodology (totaling $43.8 million), see “—Change in Estimate—Inventory E&O Reserve.” For a more detailed description of the E&O reserves, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Fourth Amendment to Senior Secured Credit Facilities”) and our line-of-credit and deferred financing costs, net of interest income.

Other Income (Expense), Net.  Other income (expense), net is primarily comprised of foreign exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

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

Inventories

Our inventory is comprised solely of finished goods. Inventories are stated at the lower of cost or market (LCM). The method by which amounts are removed from inventory are weighted average cost for all inventory, except for chemical parts for which the first-in, first-out method is used.

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

Demand for our products can fluctuate significantly. Our estimates of future product demand and selling prices may prove to be inaccurate, in which case we may have understated or overstated the write-down required for E&O inventories. In the future, if our inventories are determined to be valued higher than LCM, we will be required to reduce the value of such inventories to LCM and recognize the differences in our cost of goods sold at the time of such determination. Conversely, if our inventories are determined to be valued below LCM, we may have over-reported our costs of goods sold in previous periods and will be required to defer the recognition of such additional operating income until those inventories are sold. As of September 30, 2016 and 2015, our E&O reserve was $250.7 million and $264.1 million, respectively. Charges to cost of sales for the increase in our E&O reserves and related items were $14.6 million, $ 95.1 million and $17.7 million in the years ended September 30, 2016, 2015 and 2014, respectively. We believe that these amounts appropriately reflect the risk of E&O inventory inherent in our business.

The following table provides a rollforward of the Company's E&O inventory reserve for the years ended September 30, 2016, 2015 and 2014 (in thousands).

	2016	2015	2014
Beginning E&O reserve	$264,114	$197,188	$176,413

E&O provision from normal course of business	14,615	18,208	17,700
Strategy change (1)	—	43,844	—
Inventory for specific program (2)	—	33,000	—
Net E&O expense recognized	14,615	95,052	17,700

Foreign exchange	(4,516)	292	3,594
Reserve depletion for inventory scrapped (1)	(23,475)	(28,418)	(519)
Ending E&O reserve	$250,738	$264,114	$197,188

(1)
Historically, management’s strategy was to purchase inventory in large quantities to capture purchase discounts and rebates, hold inventory for long periods of time and meet customer ad hoc and unplanned inventory needs. As a result, we maintained parts on hand with low annual sales but large cumulative sales over many years and historically scrapped very little inventory. The inventory would typically be sold well in excess of cost. Each fiscal year-end, we performed a reserve adequacy test by performing a hypothetical liquidation of the ending inventory balance using the historical actual sell-through rates based on the year of inventory purchase and adjust the reserve as needed. We were adequately reserved as of September 30, 2014 and each of the quarterly periods ended December 31, 2014, March 31, 2015 and June 30, 2015.

In May 2015, we hired a new Chief Executive Officer and Chief Financial Officer, who implemented a different strategy with respect to the management of our inventory. This change in strategy was driven by a change in the nature of our business towards a higher percentage of revenue coming from recurring customer contracts, which allows for more predictable buying patterns and holding inventory for a shorter period of time and at levels closer to current demand. As a result of this change, during the quarter ended September 30, 2015, we updated our E&O reserve model, reflecting the new strategy shift to hold inventory at lower quantity levels. This model is performed at the individual SKU level with a shorter forecast period than was historically applied in the liquidation model, which resulted in an increase in the reserve of $43.8 million. Our commitment to this new strategy was demonstrated by the scrapping of older inventory, resulting in a write-off of $23.5 million and $28.4 million of E&O reserve for the years ended September 30, 2016 and 2015, respectively.

(2)
During the quarter ended September 30, 2015, we wrote off $33.0 million of inventory related to the termination of a contract in support of a specific program. The program is a large commercial customer’s new aircraft model. We had entered into two arrangements in 2009 and 2010 to support this program, and had purchased inventory for the program over a period of years beginning in 2009.

During the fiscal year ended September 30, 2014, we were notified that this program would be modified and disclosed the estimated impact of the modifications in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Factors Affecting Our Financial Results—Fluctuations in Revenue.”

As a result of this notification, our management assessed the need for an E&O reserve on the related inventory at each subsequent reporting period. For each reporting period up to the quarter ended June 30, 2015, we determined that a charge was not necessary due to the following alternatives that were available: (i) negotiations with the customer regarding the extent of the modification were continuing, (ii) the platform being supported continued to have a strong order backlog and the parts held in our inventory were used in current production, (iii) we were in negotiations with the customer and had experienced a history of favorable negotiations with the customer after a contract termination to recover the cost of the inventory purchased and (iv) we were exploring opportunities to sell the inventory to other suppliers of this customer.

During the quarter ended September 30, 2015, we were informed by the customer that they had a substantial supply of the inventory in question. Based on the analysis performed by us and despite on-going negotiations with the customer, we determined that other options were no longer probable, including the potential sale of the inventory to other suppliers of the customer. As a result, the quantity on hand was deemed not saleable and therefore was written down by $33.0 million to its net realizable value.

The Years Ended September 30, 2016 and 2015

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

We test goodwill for impairment by performing a qualitative assessment process, or using a two-step quantitative assessment process. If we choose to perform a qualitative assessment process and determine it is more likely than not (that is, a likelihood of more than 50 percent) that the carrying value of the net assets is more than the fair value of the reporting unit, the two-step quantitative assessment process is then performed; otherwise, no further testing is required. Factors utilized in the qualitative assessment include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; Wesco entity specific operating results and other relevant Wesco entity specific events. We may elect not to perform the qualitative assessment process and, instead, proceed directly to the two step quantitative assessment process. For reporting units where the two-step quantitative assessment process is performed, the first step involves comparing the carrying value of net assets, including goodwill, to the fair value of the reporting unit. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the process is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, the second step measures the impairment loss, if any.

The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We have four reporting units, which are North America Hardware, Rest of World Hardware, North America Chemical and Rest of World Chemical. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis and market earnings multiples. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the fair value exceeds the carrying value of a reporting unit, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of a reporting unit, the second step measures the impairment loss, if any.

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

We performed our Step 1 goodwill impairment tests on July 1, 2016. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values.

We performed our Step 1 goodwill impairment tests on July 1, 2015. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values, with the exception of the North America Hardware reporting unit within our North America segment reflecting management’s reduced sales and earnings outlook. The impact of market pressures such as decreasing revenue and under-performance relative to forecast adversely impacted the fair value of this reporting unit. As a result, we proceeded to Step 2 of the goodwill impairment analysis, and compared the implied value of North America Hardware’s goodwill with the carrying value of its goodwill, and since the carrying value exceeded the implied fair value, we recorded a non-cash impairment charge of $263.8 million in the three months ended September 30, 2015.

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

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which temporary differences become deductible or includible in taxable income. We consider projected future taxable income and tax planning strategies in our assessment. Our foreign subsidiaries are taxed in local jurisdictions at local statutory rates. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense.

We determine whether it is more likely than not that some or all of the deferred tax assets will not be realized.  We have recorded valuation allowances of $5.5 million and $6.0 million as of September 30, 2016 and 2015, respectively, against certain deferred tax assets, which consist primarily of temporary differences related to certain Haas foreign tax credits and Haas foreign net operating losses. The valuation allowances are based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or if we revise these estimates in future periods, we may need to adjust the valuation allowances which could materially impact our financial position and results of operations.

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

The following table summarizes the amount of stock-based compensation expense recognized in our consolidated statements of comprehensive income (in thousands):

	2016	2015	2014
Stock-based compensation expense	$8,490	$7,891	$5,507

For the years ending September 30, 2017 and 2018, we expect to incur stock-based compensation expense of approximately $10.3 million and $10.9 million, respectively.

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

Results of Operations

Consolidated

	Years Ended September 30,
Consolidated Result of Operations	2016	2015	2014
	(dollars in thousands)
Net sales	$1,477,366	$1,497,615	$1,355,877

Income (loss) from operations	158,750	$(206,365)	$183,934
Interest expense, net	(36,901)	(37,092)	(29,225)
Other income, net	3,741	1,841	2,199
Income (loss) before income taxes	125,590	(241,616)	156,908
Income tax (provision) benefit	(34,212)	86,872	(54,806)
Net income (loss)	$91,378	$(154,744)	$102,102

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%

Income (loss) from operations	10.7%	(13.8)%	13.6%
Interest expense, net	(2.5)%	(2.4)%	(2.2)%
Other income, net	0.3%	0.1%	0.2%
Income (loss) before income taxes	8.5%	(16.1)%	11.6%
Income tax (provision) benefit	(2.3)%	5.8%	(4.1)%
Net income (loss)	6.2%	(10.3)%	7.5%

Year ended September 30, 2016 compared with the year ended September 30, 2015

Net Sales

Consolidated net sales for the year ended September 30, 2016 decreased $20.2 million, or 1.4%, to $1,477.4 million compared to the year ended September 30, 2015. Foreign currency impacts reduced sales by $30.2 million. Excluding foreign currency impacts, fiscal 2016 net sales increased $10.0 million compared to fiscal 2015. The $10.0 million increase was primarily due to Contract sales growth of $45.8 million, which was attributable to increased production and expanded content, as well as new business and scope expansion on commercial and military Contracts. The Contract sales growth was partially offset by a $26.4 million decline in sales due to the end of a large commercial contract on March 31, 2015 and a decrease of ad hoc sales by $9.6 million during the year ended September 30, 2016. Ad hoc and Contract sales as a percentage of net sales represented 25% and 75%, respectively, for the year ended September 30, 2016 as compared to 26% and 74%, respectively, for the year ended September 30, 2015.

Income (loss) from Operations

Consolidated income from operations for the year ended September 30, 2016 was $158.8 million, compared to loss from operations of $206.4 million for the year ended September 30, 2015. Income from operations was 10.7% of net sales for the year ended September 30, 2016, compared to loss from operations of 13.8% of net sales for the year ended September 30, 2015. The $365.2 million increase in income from operations was primarily due to a decrease in goodwill impairment charge of $263.8 million and a decrease in E&O inventory reserve of $80.5 million, both of which are non-cash adjustments. For the year ended September 30, 2016, we did not have goodwill impairment as compared to $263.8 million of goodwill impairment charge recorded under our North America segment in the prior year (see further discussion above under “—Critical Account Policies and Estimates—Goodwill and Indefinite-Lived Intangible Assets"). The E&O inventory reserve charge was $14.6 million for the year ended September 30, 2016 as compared to $95.1 million for the prior year. The $80.5 million decrease in E&O inventory reserve charge was primarily driven by the strategy change in fiscal 2015 that increased expense by $43.8 million and by a specific program inventory reserve in fiscal 2015 of $33.0 million (see further discussion above under “—Critical Account Policies and Estimates—Inventories"). Excluding goodwill impairment and E&O inventory reserve, income from operations increased by $20.9 million for the year ended September 30, 2016 as compared to the prior year.

The remaining $20.9 million increase in income from operations was primarily due to a decrease in SG&A expenses of $32.1 million, of which $5.6 million was due to foreign currency exchange rate movements, partially offset by a decrease of $11.3 million in gross profit (that excludes impact from E&O reserve charges), of which $9.9 million was due to foreign currency exchange rate movements. The decrease in SG&A expenses, excluding the impact of foreign currency exchange rate movements, was largely driven by decreases in payroll and other people related costs, professional fees and bad debt of $21.8 million, $4.0 million and $1.4 million, respectively. These decreases were partially offset by an increase in software and hardware maintenance costs of $1.8 million. The $11.3 million decrease in gross profit, excluding the impact of foreign currency exchange rate movements and the impact from the E&O charges, was largely driven by the conclusion of a large commercial contract and lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts.

Other Expenses

Interest Expense, Net

Interest expense, net was $36.9 million for the year ended September 30, 2016, which decreased $0.2 million, or 0.5%, compared to the year ended September 30, 2015. The decrease was primarily due to the repayment of our long-term debt during the year ended September 30, 2016, partially offset by periodical interest swap costs that commenced after June 30, 2015 and an acceleration in the amortization of deferred financing costs as a result of the repayment of our long-term debt during the year ended September 30, 2016.

Other Income, Net

Other income, net was $3.7 million for the year ended September 30, 2016, which increased by $1.9 million compared to the year ended September 30, 2015. The increase was primarily related to foreign currency exchange gain associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

(Provision) Benefit for Income Taxes

The income tax provision was $34.2 million for the year ended September 30, 2016, compared to the income tax benefit of $86.9 million for the year ended September 30, 2015. Our effective tax rate was 27.2% and 36.0% for the years ended September 30, 2016 and 2015, respectively. The decrease in our effective tax rate resulted primarily from (1) a decrease in U.S. pretax income, which is subject to a higher tax rate and an increase in foreign pretax income which is subject to a lower tax rate; and (2) the settlement of a tax audit; and (3) the foreign currency loss related to a distribution of previously taxed foreign earnings. Refer to Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our benefit for income taxes for the year ended September 30, 2016.

Net Income (Loss)

We reported a net income of $91.4 million for the year ended September 30, 2016, compared to a net loss of $154.7 million for the year ended September 30, 2015. Net income was 6.2% of net sales for the year ended September 30, 2016, as compared to net loss of 10.3% of net sales for the year ended September 30, 2015.

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

(Loss) Income from Operations

Loss from operations was $206.4 million for the year ended September 30, 2015, as compared to income from operations of $183.9 million for the year ended September 30, 2014. Loss from operations was 13.8% of net sales for the year ended September 30, 2015, compared to income from operations of 13.6% of net sales for the year ended September 30, 2014. The dollar decrease in income from operations was comprised of a decrease in gross profit of $78.5 million, an increase in selling, general and administrative expenses of $48.0 million and a goodwill impairment charge of $263.8 million. The decrease in gross profit was primarily driven by a $95.1 million increase in E&O inventory reserve, which was largely the result of our change of E&O reserve estimation methodologies (see further discussion under “—Critical Accounting Policies and Estimates—Inventories”), and lower-margin Contract sales partially offset by additional gross profit as a result of the Haas acquisition. The increase in selling, general and administrative expenses was primarily driven by $32.6 million of additional expenses as a result of the Haas acquisition and increases in professional fees, payroll costs, stock-based compensation, restructuring costs and depreciation expense of $8.2 million, $4.7 million, $2.4 million, $4.5 million and $1.3 million, respectively. These increases were partially offset by lower integration related costs of $5.8 million.

Other Expenses

Interest Expense, Net

Interest expense, net of $37.1 million for the year ended September 30, 2015 increased $7.9 million, or 26.9%, compared to the year ended September 30, 2014. $7.1 million of this increase resulted from having a full year of interest during fiscal 2015 compared to seven months of interest during fiscal 2014 on the term loan B facility under the Existing Credit Facilities (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Existing Senior Secured Credit Facilities”), which was used to fund the Haas acquisition in February 2014.

Other Income (Expense), Net

Other income, net of $1.8 million for the year ended September 30, 2015 decreased by $0.4 million compared to the year ended September 30, 2014. This change was primarily due to unrealized foreign exchange losses associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Benefit (Provision) for Income Taxes

The income tax benefit was $86.9 million for the year ended September 30, 2015 compared to an income tax provision of $54.8 million for the year ended September 30, 2014. Our effective tax rate was 36.0% and 34.9% for the years ended September 30, 2015 and 2014, respectively. The change in our effective tax rate resulted primarily from an impairment of certain goodwill and adjustments to our E&O inventory reserve. Refer to Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our benefit for income taxes for the year ended September 30, 2015.

Net (Loss) Income

We reported a net loss of $154.7 million for the year ended September 30, 2015, compared to net income of $102.1 million for the year ended September 30, 2014. Net loss as a percent of net sales was 10.3% for the year ended September 30, 2015, as compared to net income as a percent of nets sales of 7.5% for the year ended September 30, 2014. This decrease is primarily due to loss from operations as a percentage of net sales for fiscal 2015, as discussed above, which was partially offset by income tax benefit for operating losses.

North America Segment

	Years Ended September 30,
North America Results of Operations	2016	2015	2014
	(dollars in thousands)
Net sales	$1,185,315	$1,198,201	$1,030,511

Income (loss) from operations	$113,426	$(222,719)	$145,357

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%

Income (loss) from operations	9.6%	(18.6)%	14.1%

Year ended September 30, 2016 compared with the year ended September 30, 2015

Net Sales

Net sales of $1,185.3 million from our North America segment for the year ended September 30, 2016 decreased $12.9 million, or 1.1%, compared to the year ended September 30, 2015, primarily due to an $18.4 million decline in sales as a result of the end of a large commercial contract on March 31, 2015 and a $22.2 million decline in ad hoc sales. These declines were partially offset by Contract sales growth of $27.7 million, primarily due to increased production and expanded content, as well as new business and scope expansion on commercial and military Contracts.

Income from Operations

Income from operations of our North America segment for the year ended September 30, 2016 was $113.5 million compared to a loss from operations of $222.7 million for the year ended September 30, 2015. Income from operations was 9.6% of net sales for the year ended September 30, 2016, compared to a loss from operations of 18.6% of net sales for the year ended September 30, 2015. The $336.2 million increase in income from operations was primarily caused by a decrease in goodwill impairment charge of $263.8 million and a decrease in E&O inventory reserve of $67.0 million, driven primarily by the strategy change in fiscal 2015 and by the specific program inventory reserve in fiscal 2015 as discussed above in our analysis of consolidated income from operations. Excluding goodwill impairment and E&O inventory reserve, income from operations increased by $5.4 million for the year ended September 30, 2016 as compared to the prior year.

The remaining $5.4 million increase in income from operations was due primarily to a decrease in SG&A expenses of $22.0 million, partially offset by a decrease of $16.7 million in gross profit that excludes impact from E&O reserve charges. The decrease in SG&A expenses was largely driven by decreases in payroll and other people related costs, professional fees and bad debt of $17.7 million, $4.0 million and $2.2 million, respectively. These decreases were partially offset by an increase in software and hardware maintenance costs of $1.7 million. The decrease in gross profit was largely driven by the conclusion of a large commercial contract and lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts.

Year ended September 30, 2015 compared with the year ended September 30, 2014

Net Sales

Net sales of $1,198.2 million from our North America segment for the year ended September 30, 2015 increased $167.7 million, or 16.3%, compared to the year ended September 30, 2014. The year ended September 30, 2015 reflects an increase of $189.7 million driven by the Haas acquisition, partially offset by a customer contract modification and the settlement related to the termination of a contract that took place during the year ended September 30, 2014.

Ad hoc sales decreased by $4.0 million, or 1.1%, and Contract sales increased by $171.8 million, or 25.3%, primarily due to the addition of Haas, which has a higher percentage of Contract sales than ad hoc sales.

(Loss) from Operations

Loss from operations in our North America segment for the year ended September 30, 2015 was $222.7 million, compared to an income from operations of $145.4 million for the year ended September 30, 2014. Loss from operations was 18.6% of net sales for the year ended September 30, 2015, compared to an income from operations of 14.1% of net sales for the year ended September 30, 2014. The dollar decrease in income from operations was comprised of a decrease in gross profit of $67.7 million, an increase in selling, general and administrative expenses of $36.6 million and a goodwill impairment charge of $263.8 million. The decrease in gross profit was primarily driven by an $83.7 million inventory adjustment and increased lower-margin Contract sales, partially offset by additional gross profit as a result of the Haas acquisition. The increase in selling, general and administrative expenses was primarily driven by $22.8 million of additional expenses as a result of the Haas acquisition and increases in professional fees, payroll costs, stock-based compensation, restructuring costs and depreciation expense of $8.3 million, $3.9 million, $2.4 million, $2.6 million and $1.5 million, respectively. These increases were partially offset by lower integration related costs of $6.0 million.

Rest of World Segment

	Years Ended September 30,
Rest of World Results of Operations	2016	2015	2014
	(dollars in thousands)

Net sales	$292,051	$299,414	$325,366

Income from operations	$45,324	$16,354	$38,577

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%

Income from operations	15.5%	5.5%	11.9%

Year ended September 30, 2016 compared with the year ended September 30, 2015

Net Sales

Net sales of $292.1 million from our Rest of World segment for the year ended September 30, 2016 decreased $7.3 million or 2.5%, compared to the year ended September 30, 2015. Foreign currency impacts reduced sales by $30.2 million. Excluding foreign currency impacts, fiscal 2016 net sales increased $22.8 million compared to fiscal 2015, due primarily to ad hoc sales growth of $12.7 million and Contract sales growth of $18.1 million that was primarily due to increased production and expanded content, as well as new business and scope expansion on commercial Contracts. These sales increases were partially offset by an $8.0 million decline in sales due to the end of a large commercial contract on March 31, 2015.

Income from Operations

Income from operations of our Rest of World segment for the year ended September 30, 2016 was $45.3 million, which increased $29.0 million, or 177.1%, compared to the year ended September 30, 2015. Income from operations as a percentage of net sales in our Rest of World segment was 15.5% for the year ended September 30, 2016, compared to 5.5% for the year ended September 30, 2015. The $29.0 million increase in income from operations was partially caused by a decrease in E&O inventory reserve of $13.4 million, driven primarily by the strategy change in fiscal 2015 as discussed above in our analysis of consolidated income from operations. Excluding E&O inventory reserve, income from operations increased by $15.6 million for the year ended September 30, 2016 as compared to the prior year.

The remaining $15.6 million increase in income from operations was the result of an increase in gross profit of $5.5 million, net of a $9.9 million negative impact from foreign currency exchange rate movements, and a decrease in SG&A expenses of $10.1 million, of which $5.6 million was due to foreign currency exchange rate movements. The increase in gross profit, excluding the impact of foreign currency exchange rate movements and the E&O reserve charges, was primarily driven by an increase in Contract margins and changes in the mix of ad hoc and Contract business. The decrease in SG&A expenses, excluding the impact of foreign currency exchange rate movements, was largely driven by decreases in payroll costs, utilities and warehouse expenses of $4.1 million, $0.4 million and $0.2 million, respectively. These decreases were partially offset by a $0.7 million increase in bad debt.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility (as defined below under “—Credit Facilities—Fourth Amendment to Senior Secured Credit Facilities”). We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $77.1 million and $82.9 million as of September 30, 2016 and 2015, respectively, of which $53.3 million, or 69.2%, and $30.8 million, or 37.2%, was held by our foreign subsidiaries as of September 30, 2016 and 2015, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of September 30, 2016 or 2015. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•	operating expenses;

•	working capital requirements to fund the growth of our business;

•	capital expenditures that primarily relate to IT equipment and our warehouse operations;

•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities—Fourth Amendment to Senior Secured Credit Facilities”); and

•	strategic acquisitions.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of September 30, 2016, we did not have any material capital expenditure commitments.

Credit Facilities

Fourth Amendment to Senior Secured Credit Facilities

On October 4, 2016, we entered into the Fourth Amendment (the Amendment) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware (the Borrower) and the lenders and agents party thereto (as amended prior to the Amendment, the Existing Credit Agreement; the Existing Credit Agreement, as amended by the Amendment, the Credit Agreement). The Amendment modified the Existing Credit Agreement to replace the Borrower’s existing revolving credit facility with a new revolving credit facility in an aggregate principal amount of $180.0 million (the revolving credit facility) and the Borrower’s existing senior secured term loan A facility with a new senior secured term loan A facility in an aggregate principal amount of $400.0 million (the term loan A facility).

The Amendment also modified the Existing Credit Agreement to (1) remove the Consolidated Net Interest Coverage Ratio (as defined in the Existing Credit Agreement) financial covenant set forth in the Existing Credit Agreement and (2) modify the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) levels in the financial covenant set forth in the Existing Credit Agreement to a maximum of 4.50 for the quarters ending September 30, 2016 and December 31, 2016, with step-downs to 4.25 for the quarters ending March 31, 2017 and June 30, 2017, 4.00 for the quarters ending September 30, 2017 and December 31, 2017, 3.75 for the quarters ending March 31, 2018 and June 30, 2018 and 3.50 for the quarter ending September 30, 2018 and thereafter.

The Amendment also provided for additional amendments to the Existing Credit Agreement, including (1) permitting the corporate consolidation of Wesco’s operations in the United Kingdom, (2) expanding Wesco’s ability to enter into receivables financings, (3) increasing the maximum amount permitted to be incurred under a Cash-Capped Incremental Facility (as defined in the Credit Agreement) from $100.0 million to $150.0 million and providing and (4) providing increased flexibility for future restructurings.

The Credit Agreement provides for (1) a $400.0 million term loan A facility, (2) a $180.0 million revolving credit facility and (3) a $525.0 million senior secured term loan B facility (the “term loan B facility”). We refer to the term loan B facility, together with the term loan A facility and the revolving facility, as the “Credit Facilities.”

As a result of the Amendment, we incurred $10.4 million in fees that were capitalized and will be amortized over the remaining life of the related debt. $1.9 million of the unamortized financing fees related to the Existing Credit Agreement will be written off as debt extinguishment loss in the three months ending December 31, 2016.

On October 4, 2016, we repaid $1.3 million on our existing term loan A facility prior to the effectiveness of the Amendment, resulting in a $400.0 million balance. After the effectiveness of the Amendment, we borrowed $25.0 million on October 4, 2016 under our new $180.0 million revolving facility to pay the fees of our Amendment and fund our normal operations. As of October 4, 2016, the interest rate for borrowings under the revolving facility was 3.29%.

The interest rate for the term loan A facility under the Credit Agreement is based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 2.75% for Eurocurrency loans and 1.00% to 1.75% for alternate base rate (ABR) loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million, with the balance due at maturity on October 4, 2021, subject to certain exceptions.

The interest rate for the term loan B facility under the Credit Agreement has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility continues to amortize in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 12 of  the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The interest rate for the revolving facility under the Credit Agreement is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 2.75% for Eurocurrency loans and 1.00% to 1.75% for ABR loans. The revolving facility expires on October 4, 2021, subject to certain exceptions.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates.

Existing Senior Secured Credit Facilities

The Existing Credit Agreement (prior to the Amendment) provided for (1) a $625.0 million term loan A facility (the existing revolving facility), (2) a $200.0 million revolving credit facility (the existing revolving facility) and (3) a $525.0 million senior secured term loan B facility, discussed above. We refer to the term loan B facility, together with the existing term loan A facility and the existing revolving facility, as the Existing Credit Facilities.

As of September 30, 2016, our outstanding indebtedness under the Existing Credit Facilities was $841.9 million, which consisted of (1) $401.3 million of indebtedness under the existing term loan A facility and (2) $440.6 million of indebtedness under the term loan B facility. As of September 30, 2016, $200.0 million was available for borrowing under the existing revolving facility, of which we could borrow up to $146.4 million without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the existing term loan A facility was based on the Consolidated Total Leverage Ratio (as defined in the Existing Credit Agreement) as was determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for alternate base rate (ABR) loans. The existing term loan A facility amortized in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the balance due at maturity on December 7, 2017. As of September 30, 2016, the interest rate for borrowings under the existing term loan A facility was 5.00%.

The interest rate for the term loan B facility had a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortized in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of September 30, 2016, the interest rate for borrowings under the term loan B facility was 3.34%. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 12.

The interest rate for the existing revolving facility was based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The existing revolving facility was due to expire on December 7, 2017.

Our borrowings under the Existing Credit Facilities were guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

During the year ended September 30, 2016, we made voluntary prepayments totaling $76.0 million on our existing term loan A facility and $35.0 million on our term loan B facility, which, with respect to the term loan B facility, have been applied to future required quarterly payments and to the amount due upon maturity.

Under the terms and definitions applicable to the Existing Credit Facilities as of September 30, 2016, our Consolidated Total Leverage Ratio (as defined in the Existing Credit Facilities) could not exceed 4.50 (with step-downs on such ratio during future periods) and our Consolidated Net Interest Coverage Ratio (as defined in the Existing Credit Facilities) could not be less than 2.25. The Existing Credit Facilities also contained customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of September 30, 2016, we were in compliance with all the foregoing covenants.

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe, Ltd, has a £7.0 million ($9.1 million based on the September 30, 2016 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of September 30, 2016, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Years Ended September 30,
Consolidated statements of cash flows data:	2016	2015	2014

Net cash provided by operating activities	$117,455	$141,172	$53,689

Net cash used in investing activities	(11,992)	(9,864)	(571,503)

Net cash (used in) provided by financing activities	(108,121)	(150,696)	543,035

Operating Activities

Our operating activities generated $117.5 million of cash in the year ended September 30, 2016, a decrease of $23.7 million as compared to the year ended September 30, 2015.  During the year ended September 30, 2016, net income adjusted for non-cash items provided cash of $155.4 million.  During the year ended September 30, 2015, net loss adjusted for non-cash items provided cash of $119.8 million.  This increase of $35.6 million of cash generated from results of operations was primarily due to lower spending for SG&A expenses. The $35.6 million increase in cash generated from results of operations was more than offset by higher cash used for tax payments of $46.3 million and for accrued expenses and other liabilities of $14.5 million, resulting in a net cash outflow of $25.2 million, which was partially offset by cash provided by other working capital changes of $1.5 million.

Our operating activities generated $141.2 million of cash in the year ended September 30, 2015, an increase of $87.5 million as compared to the year ended September 30, 2014. During the year ended September 30, 2015, net loss adjusted for non-cash items provided cash of $119.8 million.  During the year ended September 30, 2014, net income adjusted for non-cash items provided cash of $143.4 million.  This decrease of $23.6 million of cash generated from results of operations was primarily due to a lower gross profit and higher SG&A expenses. The $23.6 million decrease in cash generated from results of operations was more than offset by higher cash generated by working capital of $93.0 million, taxes of $10.3 million, and accrued expenses and other liabilities of $12.3 million, partially offset by a use of cash of $4.5 million from prepaid expenses.

Investing Activities

Our investing activities used $12.0 million, $9.9 million and $571.5 million of cash in the years ended September 30, 2016, 2015 and 2014, respectively. During the year ended September 30, 2014, $560.2 million was used for the Haas acquisition. Excluding the cash used for the Haas acquisition, cash used was primarily for investments in various capital expenditures and to purchase property and equipment.

Financing Activities

Our financing activities used $108.1 million of cash in the year ended September 30, 2016, which consisted primarily of $111.0 million for repayments of our long-term debt, $1.3 million for repayments of our capital lease obligations and $2.1 million payment for financing fees, partially offset by $6.1 million of proceeds received in connection with the exercise of stock options.

Our financing activities used $150.7 million of cash in the year ended September 30, 2015, which consisted primarily of $149.8 million for repayments of our long-term debt and $1.5 million for repayments of capital lease obligations.

Our financing activities generated $543.0 million of cash in the year ended September 30, 2014. This was primarily due to $565.0 million of borrowings to fund the Haas acquisition. Other drivers were $10.2 million in excess tax benefit related to stock options exercised and $9.6 million of proceeds received in connection with the exercise of stock options. These amounts were partially offset by $10.2 million of financing fees paid in connection with the borrowings to fund the Haas acquisition, $30.3 million used to repay principal against our long-term debt and $1.3 million used to make principal payments under our capital lease obligations.

Contractual Obligations

The following table is a summary of contractual cash obligations at September 30, 2016 (in thousands):

		Payments Due by Period
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long-term debt obligations (1)	$954,385	$34,772	$440,787	$30,911	$447,915
Capital lease obligations	3,180	1,361	1,436	163	220
Operating lease obligations	57,769	10,952	19,199	10,526	17,092

Total by period	1,015,334	$47,085	$461,422	$41,600	$465,227

Other long-term liabilities (uncertainty in the timing of future payments) (2)	12,182

Total	$1,027,516

(1)
Includes both principal and estimated variable interest expense payments. The interest rate used to calculate the estimated future variable interest expense is based on the actual interest rate applicable to the Company’s indebtedness as of September 30, 2016, which was 5.00% for the existing term loan A facility and 3.34% for the term loan B facility. The actual variable interest expense paid by the Company in the future may vary from what is presented above. Investors should refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” and “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for additional information.

(2)
Other long-term liabilities primarily include long-term hedge liabilities, non-current income taxes payable and non-current deferred tax liabilities. Due to the uncertainty in the timing of future payments, long-term hedge liabilities of approximately $5.6 million, uncertain tax positions of approximately $2.5 million and non-current deferred tax liabilities of approximately $4.1 million were presented as one aggregated amount in the total column on a separate line in this table.

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

Foreign Currency Exposure

Foreign Currency Translation

During the years ended September 30, 2016 and 2015, 27% and 20% respectively of our net sales were made by our foreign subsidiaries, and our total non-U.S. net sales represented 35% and 34%, respectively, of our total net sales. As a result of these international operating activities, we are exposed to risks associated with changes in foreign currency exchange rates, principally foreign currency exchange rates between the U.S. dollar, British pound, the Euro, Canadian dollar and the Mexican peso.

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

A hypothetical 10% decrease in the value of the British pound, the Euro, the Canadian dollar and the Mexican peso relative to the U.S. dollar would have impacted our consolidated net income with an increase of $3.2 million, an increase of $0.2 million, no change and an increase of $0.2 million, respectively, during the year ended September 30, 2016. A hypothetical 10% increase in the value of the British pound, the Euro, the Canadian dollar and the Mexican peso relative to the U.S. dollar would have impacted our consolidated net loss with a decrease of $3.2 million, a decrease of $0.2 million, no change and a decrease of $0.2 million, respectively, during the year ended September 30, 2016.

Foreign Currency Transactions

Foreign currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. During the year ended September 30, 2016, our subsidiaries in the United Kingdom had sales in U.S. dollars and Euros of $147.8 million and €7.7 million (equivalent of $8.6 million), respectively, and had purchases in U.S. dollars and Euros of $72.7 million and €21.0 million (equivalent of $23.4 million), respectively. During the year ended September 30, 2015, our subsidiaries in the United Kingdom had sales in U.S. dollars and Euros of $161.3 million and €7.6 million (equivalent of $8.7 million), respectively, and had purchases in U.S. dollars and Euros of $91.1 million and €26.1 million (equivalent of $30.0 million), respectively. During the year ended September 30, 2016, our subsidiary in Canada had sales in Canadian dollars of $2.3 million (equivalent of $1.8 million) and had purchases in Canadian dollars of $0.5 million (equivalent of $0.4 million). During the year ended September 30, 2015, our subsidiary in Canada had sales in Canadian dollars of $5.4 million (equivalent of $4.4 million) and had purchases in Canadian dollars of $0.5 million (equivalent of $0.4 million). During the year ended September 30, 2016, our subsidiaries in Mexico and Israel had purchases in U.S. dollars of $4.5 million and purchases in Israeli shekels of $36.8 million (equivalent of $9.6 million). During the year ended September 30, 2015, our subsidiaries in Mexico and Israel had purchases in U.S. dollars of $71.9 million and purchases in Israeli shekels of 27.7 million (equivalent of $7.1 million). To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency exchange rate fluctuations.

From September 30, 2015 to September 30, 2016, the U.S. dollar strengthened against the pound by $0.21 (from $1.51 to $1.30). From September 30, 2014 to September 30, 2015, the U.S. dollar strengthened slightly against the pound by $0.15 (from $1.66 to $1.51). A strengthening of the U.S. dollar means we realize a lesser amount of U.S. dollar revenue on sales that were denominated in British pounds, whereas a weakening of the U.S. dollar means we realize a greater amount of U.S. dollar revenue on sales that were denominated in British pounds. As a result of the slight movement of the U.S. dollar during the years ended September 30, 2016 and 2015, transactions denominated in foreign currencies did not have a material impact on our financial results during those periods. A hypothetical 10% increase or decrease in the value of the British pound relative to the

U.S. dollar would have resulted in an increase or decrease in our net income of $3.2 million, during the year ended September 30, 2016, attributable to our transactions denominated in foreign currencies.

We have historically entered into currency forward and option contracts to limit exposure to foreign currency exchange rate changes and will continue to monitor our exposure to foreign currency exchange rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of September 30, 2016, we had no outstanding currency forward and option contracts. We do not enter into currency forward and option contracts for trading or speculative purposes.

Interest Rate Risk

Our principal interest rate exposure relates to our Credit Facilities, which bear interest at a variable rate. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” If interest rates rise, our debt service obligations on the borrowings under the Credit Facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. At our debt level and borrowing rates for the years ended September 30, 2016 and 2015, our interest expense, including fees under our existing revolving facility, would be $35.5 million and $29.1 million, respectively. If variable interest rates were to change by 1.0%, our interest expense would fluctuate $8.5 million per year, without taking into account the effect of any hedging instruments.

On October 4, 2016, we entered into the Amendment to the Existing Credit Agreement and incurred $23.7 million of additional net borrowings under the Credit Facilities, bringing our total debt to $865.6 million. Neither the Amendment nor the additional borrowings under the Credit Facilities are expected to materially impact our interest rate risk as disclosed above.

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

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs (which consists of in-bound and out-bound freight-related costs, net of freight revenue) during the years ended September 30, 2016 and 2015 was $24.2 million and $23.6 million, respectively, and as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. See Part I, Item 1A. “Risk Factors—We may be materially adversely affected by high fuel prices.” We do not use derivatives to manage our exposure to fuel prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wesco Aircraft Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Wesco Aircraft Holdings, Inc. and its subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2016.

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
November 17, 2016

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	As of September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$77,061	82,866
Accounts receivable, net of allowance for doubtful accounts of $3,846 and $5,892 at September 30, 2016 and 2015, respectively	249,195	253,348
Inventories	713,470	701,535
Prepaid expenses and other current assets	10,203	10,004
Income taxes receivable	1,460	187
Deferred income taxes	—	89,401
Total current assets	1,051,389	1,137,341
Property and equipment, net	50,525	46,976
Deferred financing costs, net	8,747	11,248
Goodwill	579,865	590,587
Intangible assets, net	194,114	215,389
Deferred tax assets	58,171	6,844
Other assets	13,394	12,588
Total assets	$1,956,205	$2,020,973
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	181,700	149,615
Accrued expenses and other current liabilities	26,424	38,896
Income taxes payable	6,782	21,442
Capital lease obligations, current portion	1,471	1,044
Total current liabilities	216,377	210,997
Capital lease obligations, less current portion	1,710	1,824
Long-term debt	841,906	952,906
Deferred income taxes	4,092	30,693
Other liabilities	9,205	6,980
Total liabilities	1,073,290	1,203,400
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value, 950,000,000 shares authorized, 98,614,908 and 97,538,124 shares issued and outstanding at September 30, 2016 and 2015, respectively	99	98
Additional paid-in capital	427,295	412,492
Accumulated other comprehensive loss	(79,561)	(38,721)
Retained earnings	535,082	443,704
Total stockholders’ equity	882,915	817,573
Total liabilities and stockholders’ equity	$1,956,205	2,020,973

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share data)

	Years Ended September 30,
	2016	2015	2014
Net sales	$1,477,366	$1,497,615	$1,355,877
Cost of sales	1,083,674	1,173,120	952,877
Gross profit	393,692	324,495	403,000
Selling, general and administrative expenses	234,942	267,089	219,066
Goodwill impairment charge	—	263,771	—
Income (loss) from operations	158,750	(206,365)	183,934
Interest expense, net	(36,901)	(37,092)	(29,225)
Other income, net	3,741	1,841	2,199
Income (loss) before income taxes	125,590	(241,616)	156,908
(Provision) benefit for income taxes	(34,212)	86,872	(54,806)
Net income (loss)	91,378	(154,744)	102,102
Other comprehensive loss, net of income taxes:
Change in net foreign currency translation adjustment	(39,211)	(25,322)	(633)
Change in net unrealized holding losses on derivatives	(1,629)	(2,577)	—
Other comprehensive loss, net of income taxes	(40,840)	(27,899)	(633)
Comprehensive income (loss)	$50,538	$(182,643)	$101,469

Net income (loss) per share:
Basic	$0.94	$(1.60)	$1.06
Diluted	$0.93	$(1.60)	$1.05

Weighted average shares outstanding:
Basic	97,634,155	96,955,043	95,950,994
Diluted	98,165,856	96,955,043	97,605,783

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2013	94,776,683	$95	$379,184	$(10,189)	$496,346	$865,436
Issuance of common stock	2,233,603	2	9,641	—	—	9,643
Excess tax benefit related to restricted stock units and stock options exercised	—	—	10,235	—	—	10,235
Stock-based compensation expense	—	—	5,507	—	—	5,507
Net income	—	—	—	—	102,102	102,102
Other comprehensive loss	—	—	—	(633)	—	(633)
Balance at September 30, 2014	97,010,286	97	404,567	(10,822)	598,448	992,290
Issuance of common stock	527,838	1	822	—	—	823
Settlement on restricted stock tax withholding	—	—	(701)	—	—	(701)
Excess tax benefit related to restricted stock units and stock options exercised	—	—	(87)	—	—	(87)
Stock-based compensation expense	—	—	7,891	—	—	7,891
Net loss	—	—	—	—	(154,744)	(154,744)
Other comprehensive loss	—	—	—	(27,899)	—	(27,899)
Balance at September 30, 2015	97,538,124	98	412,492	(38,721)	443,704	817,573
Issuance of common stock	1,076,784	1	6,072	—	—	6,073
Settlement on restricted stock tax withholding	—	—	(857)	—	—	(857)
Excess tax shortfall related to restricted units and stock options exercised	—	—	1,098	—	—	1,098
Stock-based compensation expense	—	—	8,490	—	—	8,490
Net income	—	—	—	—	91,378	91,378
Other comprehensive loss	—	—	—	(40,840)	—	(40,840)
Balance at September 30, 2016	98,614,908	$99	$427,295	$(79,561)	$535,082	$882,915

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended September 30,
	2016	2015	2014
Operating activities
Net income (loss)	$91,378	$(154,744)	$102,102
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,980	27,726	21,402
Deferred financing costs	4,627	4,354	3,300
Bad debt and sales return reserve	(810)	354	965
Stock-based compensation expense	8,490	7,891	5,507
Inventory reserves	14,615	95,052	17,700
Goodwill impairment charge	—	263,771	—
Excess tax benefit related to stock-based incentive plans	(1,098)	(443)	(10,235)
Income from equity investment	(582)	(596)	(141)
Loss on sales of properties	452	—	—
Deferred income taxes	13,212	(127,035)	8,273
Other non-cash items	(2,874)	3,491	(5,489)
Changes in assets and liabilities:
Accounts receivable	(4,077)	43,841	(38,545)
Income tax receivable	(1,269)	16,036	19,003
Inventories	(41,798)	(48,977)	(72,702)
Prepaid expenses and other assets	(1,204)	1,250	5,799
Accounts payable	34,657	(9,992)	3,099
Accrued expenses and other liabilities	(11,008)	3,425	(8,830)
Income tax payable	(13,236)	15,768	2,481
Net cash provided by operating activities	117,455	141,172	53,689

Investing activities
Purchase of property and equipment	(13,992)	(9,631)	(10,517)
Proceeds from sales of assets	2,000	—	—
Proceeds from sales of property, plant and equipment	—	17	—
Acquisitions of business, net of cash acquired	—	(250)	(560,986)
Net cash used in investing activities	(11,992)	(9,864)	(571,503)

Financing activities
Proceeds from issuance of long-term debt	—	—	565,000
Repayments of long-term debt	(111,000)	(149,750)	(30,344)
Financing fees	(2,126)	—	(10,161)
Repayment of capital lease obligations	(1,309)	(1,511)	(1,338)
Excess tax benefit related to stock-based incentive plans	1,098	443	10,235
Net proceeds from issuance of common stock	6,073	823	9,643
Settlement on restricted stock tax withholding	(857)	(701)	—
Net cash (used in) provided by financing activities	(108,121)	(150,696)	543,035

Effect of foreign currency exchange rate on cash and cash equivalents	(3,147)	(2,521)	838
Net (decrease) increase in cash and cash equivalents	(5,805)	(21,909)	26,059
Cash and cash equivalents, beginning of period	82,866	104,775	78,716
Cash and cash equivalents, end of period	$77,061	$82,866	$104,775
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

In addition to the central stocking facilities, we use a network of forward-stocking locations to service its customers in a JIT and or ad hoc manner. There are 57 stocking locations around the world with concentrations in North America and Europe. In addition to product fulfillment, we also provide comprehensive supply chain management services for selected customers. These services include procurement and JIT inventory management and delivery services.

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

Revision of Supplemental Cash Flow Information

We determined that our 2015 cash paid for interest of $15.7 million as reported in our 2015 Annual Report on Form 10-K is understated. The correct amount is $32.6 million. We have revised our 2015 cash paid for interest amount to present the correct amount in Note 19. The misstatement had no effect on previously reported income from operations, net income or cash flows for the year ended September 30, 2015 and the interim periods within that year. We have evaluated the misstatement and do not believe it is material to the financial statements for the year ended September 30, 2015.

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

Our allowance for doubtful accounts activity consists of the following (in thousands):

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charges to Cost and Expenses	Write-offs	Balance at End of Period
Year ended as of September 30, 2016	$5,892	$(846)	$(1,200)	$3,846
Year ended as of September 30, 2015	5,332	1,121	(561)	5,892
Year ended as of September 30, 2014	4,464	1,159	(291)	5,332

Inventories

Inventories are stated at the lower of cost or market. The method by which amounts are removed from inventory are weighted average cost for all inventory, except for chemical products for which the first-in, first-out method is used. In-bound freight-related costs of $1.9 million, $1.7 million and $1.4 million as of September 30, 2016, 2015, and 2014, respectively, are included as part of the cost of inventory held for resale. We record provisions, as appropriate, to write-down E&O inventory to estimated net realizable value. The process for evaluating E&O inventory utilizes factors such as historical demand and current inventory quantities, and subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be able to be sold in the normal course of business. During the year ended September 2015, we charged $33.0 million and $62.1 million to cost of sales for impairment of inventory to net realizable value and for increases in our E&O reserve and related items, respectively, as further described below.

In the fourth quarter of 2015, we determined that inventory previously purchased in connection with a specific program which was subsequently terminated, to have no alternative use. During the year ended September 30, 2015, we continued to negotiate a sale of such inventory with our customer for whom such inventory was purchased, as well as market the inventory through other channels, and believed the full cost of this inventory was recoverable. However, in the fourth quarter of 2015, we determined such inventory was not marketable and recorded a reduction in net realizable value of $33.0 million.

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

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the term of the related credit arrangement; such amortization is included in interest expense in the consolidated statements of comprehensive income. Amortization of deferred financing costs was $4.6 million, $4.4 million and $3.3 million for the years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016 and 2015, the remaining unamortized deferred financing costs are $8.7 million and $11.2 million, respectively.

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

The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The implied fair value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any intangible assets that may not have any corresponding carrying value in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying value of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We performed our goodwill impairment tests for the years ended September 30, 2016 and 2015, which resulted in no goodwill impairment in the year ended September 30, 2016 and a goodwill impairment charge of $263.8 million in the year ended September 30, 2015 for our North America Hardware reporting unit. Refer to Note 8 for additional information.

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

Shipping and Handling Costs

We record revenue for shipping and handling billed to our customers. Shipping and handling revenues were $5.1 million, $7.8 million and $7.0 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Shipping and handling costs are primarily included in cost of sales. Total shipping and handling costs were $28.0 million, $33.2 million and $24.8 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which temporary differences become deductible or includible in taxable income. We consider projected future taxable income and tax planning strategies in our assessment. Our foreign subsidiaries are taxed in local jurisdictions at local statutory rates. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense.

Concentration of Credit Risk and Significant Vendors and Customers

We maintain our cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and do not believe we are exposed to any significant credit risk from cash and cash equivalents.

We purchase our products on credit terms from vendors located throughout North America and Europe. For the years ended September 30, 2016, 2015 and 2014, we made 12%, 13%, and 15%, respectively, of our purchases from Precision Castparts Corp. and the amounts payable to this vendor were 3% and 7% of total accounts payable at September 30, 2016 and 2015, respectively. Additionally, for the years ended September 30, 2016, 2015 and 2014, we made 8%, 9%, and 15%, respectively, of our purchases from Alcoa Fastening Systems and the amounts payable to this vendor were 3% and 6% of total accounts payable at September 30, 2016 and 2015, respectively. The majority of the products we sell are available through multiple channels and, therefore, this reduces the risk related to any vendor relationship.

For the years ended September 30, 2016, 2015 and 2014, we did not derive 10% or more of our total net sales from any individual customer. Government sales, which were derived from various military parts procurement agencies such as the

U.S. Defense Logistics Agency, or from defense contractors buying on their behalf, comprised 15%, 14% and 9% of our net sales during fiscal 2016, 2015 and 2014, respectively.

Foreign Currency Translation and Transactions

The financial statements of foreign subsidiaries and affiliates where the local currency is the functional currency are translated into U.S. Dollars using exchange rates in effect at each period-end for assets and liabilities and average exchange rates during the period for results of operations. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported as other income (expense), net in the consolidated statements of comprehensive income. For the years ended
September 30, 2016, 2015 and 2014, realized foreign currency transaction gains were $3.2 million, $0.6 million and $1.6 million, respectively.

Stock-Based Compensation

We recognize all stock-based awards to employees and directors as stock-based compensation expense based upon their fair values on the date of grant.

We estimate the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. We have estimated the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We recognize the stock-based compensation expense over the requisite service period (generally a vesting term of three years) using the graded vesting method for performance condition awards and the straight line method for service condition only awards, which is generally a vesting term of three years. Stock options typically have a contractual term of 10 years. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date. Compensation expense for restricted stock units and awards are based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance based awards reflects the estimated probability that the performance condition will be met. Compensation expense for awards with total stockholder return metrics reflects the fair value calculated using the Monte Carlo simulation model, which incorporats stock price correlation and other variables over the time horizons matching the performance periods.

Net Income or Net Loss Per Share

Basic net income or net loss per share is computed by dividing net income or net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income or net loss per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from the in-the-money options include the tax benefits, net of shortfalls, calculated under the “as-if” method.

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

New Accounting Standards Updates

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718):Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

 In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We do not anticipate the adoption of ASU 2016-07 will have a significant impact on our consolidated financial statements.

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

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. As of September 30, 2016, we did not have any provisional amounts outstanding from prior acquisitions.
In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 states entities should present debt issuance costs as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not anticipate the adoption of ASU 2015-15 will have a significant impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, and eliminates current GAAP options for measuring market value. ASU 2015-11 defines realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-11 can only be applied prospectively. We are currently evaluating the impact of the adoption of ASU 2015-11 on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU

2105-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 will reduce our non-current assets and non-current debt by the amount of our net deferred financing costs in our consolidated balance sheets but will not impact our consolidated statements of comprehensive income and consolidated statements of cash flow. As of September 30, 2016 and 2015, our deferred financing costs, net was $8.7 million and $11.2 million, respectively.

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

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply ASU 2014-12 either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We do not anticipate the adoption of ASU 2014-12 will have a significant impact on our consolidated financial statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, which the FASB issued in August 2015, March 2016, April 2016, May 2016 and May 2016, respectively (collectively the “amended ASU 2014-09”). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue when each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the effect of the adoption of the amended ASU 2014-09 on our consolidated financial statements and the implementation approach to be used.

Adopted Accounting Standards Updates

Effective July 1, 2016, we elected to early adopt ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a prospective basis. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The adoption of ASU 2015-17 had no impact on our results of operations or cash flows for the year ended September 30, 2016.

Effective January 1, 2016, we elected to early adopt ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. We elected to adopt the amendments prospectively for all arrangements entered into or materially modified after January 1, 2016. The adoption of ASU 2015-05 does not have a significant impact on our consolidated financial statements. We record the qualified cloud-based software license fees as software intangible assets instead of prepaid expenses, and amortize them over the contract length as software amortization expense instead of service expense. Both amortization expense and service expense are included in the selling, general and administrative expense line of our consolidated statement of comprehensive income, resulting in no significant impact on our income from operations, net income or cash flows.

Note 4. Acquisitions

2014 Acquisition

On February 28, 2014, through our wholly owned subsidiary, Flyer Acquisition Corp., we acquired 100% of the outstanding shares of Haas. The results of Haas since the acquisition have been included in the consolidated financial statements and are included in the North America and Rest of World segments based on actual results of the reporting units.

Haas consolidated net sales included in the financial statements since the acquisition date was $591.8 million and $356.2 million in the years ended September 2015 and 2014, respectively. Haas consolidated net loss or income included in the financial statements since the acquisition date was a net loss of $0.6 million and a net income of $2.9 million in the years ended September 2015 and 2014, respectively.

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

Year Ended September 30,
2014
Pro forma net sales	$1,591,538
Pro forma net income	$102,652
Pro forma net income per common share amounts:
Basic net income	$1.07
Diluted net income	$1.05

Note 5. Inventory

Our inventory is comprised solely of finished goods.

As of September 30, 2016 and 2015, our E&O reserve was $250.7 million and $264.1 million, respectively. Charges to cost of sales for increase in our E&O reserves and related items were $14.6 million, $95.1 million and $17.7 million in the years ended September 30, 2016, 2015 and 2014, respectively. We believe that these amounts appropriately reflect the risk of E&O inventory inherent in our business.

In the three months ended September 30, 2015, we determined that inventory previously purchased in connection with a specific program which was subsequently terminated, had no alternative use. Prior to such determination during the year ended September 30, 2015, we attempted to negotiate a sale of such inventory with our customer for whom such inventory was purchased, as well as market the inventory through other channels, and believed the full cost of this inventory was recoverable. However, in the fourth quarter of 2015, we determined such inventory was not marketable and recorded a reserve of $33.0 million.

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

Note 6. Related Party Transactions

We entered into a management agreement with The Carlyle Group to provide certain financial, strategic advisory and consultancy services. Under this management agreement, we are obligated to pay The Carlyle Group, or a designee thereof, an annual management fee of $1.0 million plus fees and expenses associated with company-related meetings. We incurred expense of $1.3 million, $1.1 million and $1.1 million for the years ended September 30, 2016, 2015 and 2014, respectively, related to this management agreement. These amounts were paid to The Carlyle Group during the years ended September 30, 2016, 2015 and 2014.

We lease several office and warehouse facilities under operating lease agreements from entities controlled by our former chief executive officer, who is also our Chairman of the Board. Rent expense on these facilities was $1.8 million, $1.7 million and $1.8 million for the years ended September 30, 2016, 2015 and 2014, respectively (see Note 17).

Note 7. Property and Equipment, net

Property and equipment, net, consist of the following at September 30 (in thousands):

	2016	2015
Land, buildings and improvements	$29,392	$27,152
Machinery and equipment	18,288	17,874
Furniture and fixtures	6,319	5,768
Vehicles	1,288	1,339
Computer hardware and software	36,274	33,226
Construction in progress	11,333	2,186
	102,894	87,545
Less: accumulated depreciation	(52,369)	(40,569)
Property and equipment, net	$50,525	$46,976

At September 30, 2016 and 2015, property and equipment included assets of $8.9 million, and $7.1 million respectively, acquired under capital lease arrangements. Accumulated amortization of assets acquired under capital leases was $5.8 million and $4.1 million as of September 30, 2016 and 2015, respectively.

Depreciation and amortization expense for property and equipment was $12.1 million, $11.8 million and $8.8 million during the years ended September 30, 2016, 2015 and 2014, respectively (including amortization expense of $1.5 million, $1.5 million and $1.4 million on assets acquired under capital leases for the years ended September 30, 2016, 2015 and 2014, respectively).

Note 8. Goodwill and Intangible Assets, net

A reconciliation of our goodwill balance is as follows (in thousands):

	North America, September 30,		Rest of World September 30,		Consolidated September 30,
	2016	2015	2016	2015	2016	2015
Beginning balance, gross	$779,647	$779,395	$74,711	$82,180	$854,358	$861,575
Accumulated impairment	$(263,771)	$—	$—	$—	$(263,771)	$—
Beginning balance, net	$515,876	$779,395	$74,711	$82,180	$590,587	$861,575
Foreign currency translation	—	65	(10,722)	(7,532)	(10,722)	(7,467)
Haas acquisition	—	187	—	63	—	250
Goodwill impairment	—	(263,771)	—	—	—	(263,771)
Ending balance, gross	$779,647	$779,647	$63,989	$74,711	$843,636	$854,358
Accumulated impairment	$(263,771)	$(263,771)	$—	$—	$(263,771)	$(263,771)
Ending balance, net	$515,876	$515,876	$63,989	$74,711	$579,865	$590,587

We performed our Step 1 goodwill impairment tests on July 1, 2016. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values.

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

As of September 30, 2016 and 2015, the gross amounts and accumulated amortization of intangible assets is as follows (in thousands):

	2016		2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships (12 to 20 year life)	$173,437	$(53,829)	$178,858	$(45,057)
Trademarks (5 years to indefinite life)	53,034	(2,618)	56,153	(3,661)
Backlog (2 year life)	4,327	(4,327)	4,327	(4,327)
Non-compete agreements (3 to 4 year life)	1,457	(1,457)	1,457	(1,457)
Technology (10 year life)	32,481	(8,391)	33,607	(4,511)
Total intangible assets	$264,736	$(70,622)	$274,402	$(59,013)

Estimated future intangible amortization expense at September 30, 2016 is as follows (in thousands):

2017	$14,582
2018	14,582
2019	14,582
2020	14,448
2021	14,045
Thereafter	84,042
$156,281

Amortization expense included in the statements of comprehensive income for the years ended September 30, 2016, 2015 and 2014 was $15.8 million, $15.9 million and $12.6 million, respectively. In addition to amortizing intangibles, we assigned an indefinite life to the Wesco Aircraft trademark. As of September 30, 2016 and 2015, the trademark had a carrying value of $37.8 million.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,
	2016	2015
Accrued compensation and related expenses	$10,067	$16,054
Accrued commissions	986	2,127
Accrual for professional fees	1,069	2,438
Accrued customer rebates	3,931	640
Accrued taxes (property, sales and use)	150	1,046
Accrued interest	125	1,241
Accrual for undermarket contracts	1,164	1,671
Accrued profit sharing	325	370
Accrued freight and duty	781	732
Accrual for restructuring	1,164	4,490
Interest rate swap	1,059	1,903
Other accruals	5,603	6,184
Accrued expenses and other current liabilities	$26,424	$38,896

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

The carrying amounts and fair values of the debt instruments and interest rate swap hedge instrument were as follows (in thousands):

	September 30, 2016		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$625,000 term loan A	$401,344	$401,344	$477,344	$476,150
$525,000 term loan B	440,562	435,716	475,562	467,002
$200,000 revolving facility	—	—	—	—
Interest rate swap hedge liabilities	6,672	6,672	4,088	4,088

Note 11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,
	2016	2015
$625,000 term loan A	$401,344	$477,344
$525,000 term loan B	440,562	475,562
$200,000 revolving facility	—	—
	841,906	952,906
Less: current portion	—	—
Long-term debt	$841,906	$952,906

Aggregate maturities of long-term debt as of September 30, 2016 are as follows (in thousands):

Years Ended September 30,
2017	$—
2018	401,344
2019	—
2020	—
2021	440,562
$841,906

Existing Senior Secured Credit Facilities

On October 4, 2016, we entered into the Fourth Amendment (the Amendment) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware (the Borrower) and the lenders and agents party thereto (as amended prior to the Amendment, the Existing Credit Agreement; the Existing Credit Agreement, as amended by the Amendment, the Credit Agreement). The Amendment modified the Existing Credit Agreement to replace the Borrower’s existing revolving credit facility with a new revolving credit facility in an aggregate principal amount of $180.0 million and the Borrower’s existing senior secured term loan A facility with a new senior secured term loan A facility in an aggregate principal amount of $400.0 million. (See Note 23 for a discussion of the Credit Facilities as amended by the Amendment).

As of September 30, 2016, our Existing Credit Agreement provided for (1) a $625.0 million term loan A facility (the existing term loan A facility), (2) a $200.0 million revolving credit facility (the existing revolving facility) and (3) a $525.0 million senior secured term loan B facility (the term loan B facility). We refer to the term loan B facility, together with the existing term loan A facility and the existing revolving facility, as the Existing Credit Facilities.

As of September 30, 2016, our outstanding indebtedness under our Existing Credit Facilities was $841.9 million, which consisted of (1) $401.3 million of indebtedness under the existing term loan A facility and (2) $440.6 million of indebtedness under the term loan B facility. As of September 30, 2016, $200.0 million was available for borrowing under the existing revolving facility, of which we could borrow up to $146.4 million without breaching any covenants contained in the agreements governing our indebtedness.

The interest rate for the existing term loan A facility was based on our Consolidated Total Leverage Ratio (as defined in the Existing Credit Agreement) as was determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for alternate base rate (ABR) loans. The existing term loan A facility amortized in equal quarterly installments of 1.25% of the original principal amount of $625.0 million for the first year, escalating to quarterly installments of 2.50% of the original principal amount of $625.0 million by the fifth year, with the balance due at maturity on December 7, 2017. As of September 30, 2016, the interest rate for borrowings under the existing term loan A facility was 5.00%.

The interest rate for the term loan B facility had a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortized in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of September 30, 2016, the interest rate for borrowings under the term loan B facility was 3.34%. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 12.

The interest rate for the existing revolving facility was based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 1.75% to 2.50% for Eurocurrency loans and 0.75% to 1.50% for ABR loans. The existing revolving facility was due to expire on December 7, 2017.

Our borrowings under the Existing Credit Facilities were guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

During the year ended September 30, 2016, we made voluntary prepayments totaling $76.0 million on our existing term loan A facility and $35.0 million on our term loan B facility, which, with respect to the term loan B facility, have been applied to future required quarterly payments and to the amount due upon maturity.

Under the terms and definitions applicable to the Existing Credit Facilities as of September 30, 2016, our Consolidated Total Leverage Ratio (as defined in the Existing Credit Agreement) could not exceed 4.5 (with step-downs on such ratio during future periods) and our Consolidated Net Interest Coverage Ratio (as defined in the Existing Credit Agreement) could not be less than 2.25. The Existing Credit Facilities also contained customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of September 30, 2016, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 3.78 and our Consolidated Net Interest Coverage Ratio was 6.30.

UK Line of Credit

Our subsidiary, Wesco Aircraft Europe, Ltd, has a £7.0 million ($9.1 million based on the September 30, 2016 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of September 30, 2016, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In July 2015, we entered into two interest rate swap agreements, which we designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement has an amortizing notional amount, which was 425.0 million as of September 30, 2016, and matures on September 30, 2017, giving us the contractual right to pay a fixed interest rate of 1.21% plus the applicable margin under the term loan B facility (as defined in Note 11 above; see Note 11 for the applicable margin). The second interest rate swap agreement also has an amortizing notional amount, initially $375.0 million, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility, which is effective on September 29, 2017 and matures on September 30, 2019.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended September 30, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the year ended September 30, 2016, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in accumulated other comprehensive income (loss) (AOCI) related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. As of September 30, 2016, we expected to reclassify approximately $0.7 million from accumulated other comprehensive loss to earnings as an increase to interest expense over the next 12 months when the underlying hedged item impacts earnings.

Non-Designated Derivatives

On December 16, 2015, we entered into one foreign currency forward contract to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The derivative is not designated as a hedging instrument. The change in its fair value is recognized as periodic gain or loss in the other income (loss), net line of our consolidated statement of earnings and comprehensive income. This foreign currency forward contract expired on September 28, 2016.

The following table summarizes the notional principal amounts at September 30, 2016 and 2015 of our interest rate swap agreements discussed above (in thousands). We did not have foreign exchange forward contracts as of September 30, 2016 and 2015.

	Derivative Notional
	September 30, 2016	September 30, 2015
Instruments designated as accounting hedges:
Interest rate contracts	$425,000	$475,000

The following table provides the location and fair value amounts of our hedge instruments, which are reported in our consolidated balance sheets as of September 30, 2016 and 2015 (in thousands). We did not have foreign exchange forward contracts as of September 30, 2016 and 2015.

		Fair Value as of September 30,
Liability Derivatives	Balance Sheet Locations	2016	2015
Instruments designated as accounting hedges:

Interest rate swap contracts	Accrued expenses and other current liabilities	$1,057	$1,902

	Other liabilities	$5,615	$2,186

 The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to our consolidated statement of comprehensive income (loss) for the years ended September 30, 2016, 2015 and 2014 (in thousands). We did not have any hedge instruments in the year ended September 30, 2014.

	Location in Consolidated Statement	Years Ended September 30,
Cash Flow Derivatives	Of Comprehensive (Loss) Income	2016	2015	2014

Interest rate swap contracts	Interest expense, net	$(1,344)	$(4)	—

The following table provides the effective portion of the losses of our cash flow hedge instruments which are recognized (net of income taxes) in other comprehensive loss for the years ended September 30, 2016, 2015 and 2014 (in thousands). We did not have any hedge instruments in the year ended September 30, 2014.

	Years Ended September 30,
Cash Flow Derivatives	2016	2015	2014
Interest rate swap contracts	$(2,973)	$(2,581)	—

The following table provides a summary of changes to our accumulated other comprehensive income (loss) related to our cash flow hedging instruments (net of income taxes) during the years ended September 30, 2016 and 2015.

	Years Ended September 30,
AOCI - Unrealized Gain (Loss) on Hedging Instruments	2016	2015
Balance at Beginning of Period	$(2,577)	$—
Change in fair value of hedging instruments	(2,973)	(2,581)
Amounts reclassified to earnings	1,344	4
Net current period other comprehensive income	(1,629)	(2,577)
Balance at End of Period	$(4,206)	$(2,577)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated earnings and comprehensive income for the years ended September 30, 2016, 2015 and 2014 (in thousands). We did not have such derivative instruments in the years ended September 30, 2015 and 2014.

Instruments Not Designated As Hedging Instruments	Location in Consolidated Statement of Comprehensive Income	Years Ended September 30,
		2016	2015	2014
Foreign exchange contract	Other income (loss), net	$(5,606)	—	—

Note 13. Other Comprehensive Loss

The components of other comprehensive loss and related tax effects for each period were as follows (dollars in thousands):

	Year Ended September 30, 2016			Year Ended September 30, 2015			Year Ended September 30, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Change in unrealized holding losses on derivatives	(4,716)	1,743	(2,973)	(4,094)	1,513	(2,581)	—	—	—
Less: adjustment for losses on derivatives included in net income	2,132	(788)	1,344	6	(2)	4	—	—	—
Change in net foreign currency translation adjustment	(39,211)	—	(39,211)	(25,322)	—	(25,322)	(633)	—	(633)
Other comprehensive loss	$(41,795)	$955	$(40,840)	$(29,410)	$1,511	$(27,899)	$(633)	$—	$(633)

See Note 12 for the amounts of losses on derivatives reclassified out of accumulated other comprehensive loss into the consolidated statements of income, with presentation location, for each period. We did not have any hedge instruments in the year ended September 30, 2014.

The changes in accumulated other comprehensive loss by component and related tax effects for each period were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Derivative Instruments	Total
Balance at September 30, 2013	$(10,189)	$—	$(10,189)
Other Comprehensive loss before reclassifications	(633)	—	(633)
Tax effects	—	—	—
Other comprehensive loss	(633)	—	(633)
Balance at September 30, 2014	$(10,822)	$—	$(10,822)
Other Comprehensive loss before reclassifications	(25,322)	(4,094)	(29,416)
Amounts reclassified out of accumulated other loss	—	6	6
Tax effects	—	1,511	1,511
Other comprehensive loss	(25,322)	(2,577)	(27,899)
Balance at September 30, 2015	(36,144)	(2,577)	(38,721)
Other Comprehensive loss before reclassifications	(39,211)	(4,716)	(43,927)
Amounts reclassified out of accumulated other loss	—	2,132	2,132
Tax effects	—	955	955
Other comprehensive loss	(39,211)	(1,629)	(40,840)
Balance at September 30, 2016	$(75,355)	$(4,206)	$(79,561)

Note 14.  Net Income (Loss) Per Share

The following table presents net income (loss) per share and related information (dollars in thousands):

	Years Ended September 30,
	2016	2015	2014
Net income (loss)	$91,378	$(154,744)	$102,102
Basic weighted average shares outstanding	97,634,155	96,955,043	95,950,994
Dilutive effect of stock options and restricted shares	531,701	—	1,654,789
Dilutive weighted average shares outstanding	98,165,856	96,955,043	97,605,783
Basic net income (loss) per share	$0.94	$(1.60)	$1.06
Diluted net income (loss) per share	$0.93	$(1.60)	$1.05

Shares of common stock equivalents of 2.0 million, 2.3 million, and 0.5 million for the years ended September 30, 2016, 2015 and 2014, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Note 15. Income Taxes

Income (loss) before benefit or provision for income taxes for the years ended September 30, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
U.S. (loss) income	$63,614	$(242,864)	$112,841
Foreign income	61,976	1,248	44,067
Total	$125,590	$(241,616)	$156,908

The components of our income tax provision (benefit) for the years ended September 30, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Current provision
Federal	$7,315	$24,797	$32,204
State and local	1,134	1,726	1,920
Foreign	12,482	13,247	9,625
Subtotal	20,931	39,770	43,749
Deferred provision (benefit)
Federal	10,979	(105,748)	9,756
State and local	1,108	(12,543)	1,497
Foreign	1,194	(8,351)	(196)
Subtotal	13,281	(126,642)	11,057
Provision (benefit) for income taxes	$34,212	$(86,872)	$54,806

The tax impact associated with the exercise of employee stock options and vesting of restricted stock units for the year ended September 30, 2016 will be recognized in the current tax return. For the year ended September 30, 2016, $1.1 million of tax benefit has been credited to additional paid in capital. For the years ended September 30, 2015 and 2014, a reduction to paid in capital of $0.1 million was recorded, and $10.2 million of tax benefit has been credited to additional paid in capital, respectively.

A reconciliation of our provision (benefit) for income taxes to the U.S. federal statutory rate is as follows for the years ended September 30, 2016, 2015 and 2014 (in thousands):

	2016		2015		2014
Provision(benefit) for income taxes at statutory rate	$43,956	35.00%	$(84,566)	35.00%	$54,917	35.00%
State taxes, net of tax benefit	1,458	1.16%	(7,002)	2.90%	2,221	1.42%
Deemed foreign dividends	3,963	3.16%	4,289	(1.78)%	7,091	4.52%
Nondeductible items	(1,912)	(1.52)%	(642)	0.27%	1,114	0.71%
Other	(251)	(0.21)%	2,357	(0.98)%	1,176	0.75%
Impact of foreign operations	(8,015)	(6.38)%	2,125	(0.88)%	(5,707)	(3.64)%
Foreign tax credit	(4,313)	(3.43)%	(4,205)	1.74%	(5,329)	(3.40)%
Tax contingencies	(674)	(0.54)%	772	(0.32)%	(677)	(0.43)%
Actual provision(benefit) for income taxes	$34,212	27.24%	$(86,872)	35.95%	$54,806	34.93%

In November 2015, The FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new accounting guidance amends the presentation of deferred income taxes on our Consolidated Balance Sheet such that they are presented entirely as non-current assets and liabilities. As permitted by the standard, we early adopted the new presentation prospectively, beginning July 1, 2016. Consistent with our prospective adoption, the presentation of deferred income tax assets and liabilities as of September 30, 2015 was not restated.

As of September 30, 2016 and 2015, the components of deferred income tax assets (liabilities) were as follows (in thousands):

	2016	2015
Deferred tax assets - Current
Inventories	$—	$86,812
Reserves and other accruals	—	417
Compensation accruals	—	2,965
Other	—	1,123
Deferred tax assets - Non-current
Inventories	88,000	—
Reserves and other accruals	412	—
Compensation accruals	1,060	—
Stock options	3,674	3,256
Net operating losses and tax credits	16,827	14,523
Other	2,119	419
Total deferred tax assets	112,092	109,515
Deferred tax (liabilities) - Non-current
Property and equipment	(355)	(1,937)
Deferred financing costs	(38)	4
Goodwill and intangible assets	(52,072)	(36,069)
Total deferred tax liabilities - non-current	(52,465)	(38,002)
Valuation allowance	(5,548)	(5,961)
Net deferred tax assets (liabilities)	$54,079	$65,552

As of September 30, 2016, we had state net operating loss carryforwards of $3.0 million which will begin to expire in 2025, and foreign net operating loss carryforwards of $11.8 million which will begin to expire in 2021. As of September 30, 2016, we had U.S. foreign tax credit carryforwards of $13.6 million which will begin to expire in 2021.

We are subject to U.S. federal income tax as well as income taxes in various state and foreign jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is September 30, 2012.

The undistributed earnings of our foreign subsidiaries, which amount to $87.0 million are considered to be indefinitely reinvested and no provision for federal or state and local taxes or foreign withholding taxes has been provided on such earnings. The taxes associated with the undistributed earnings would be between $15.0 million and $20.0 million.

We determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits as non-current liabilities in the consolidated balance sheets. As of September 30, 2016, the total amount of gross unrecognized tax benefits was $2.5 million, including $0.3 million of interest and $42,000 of penalties, all of which would impact the effective tax rate if recognized. It is reasonably possible that within the next twelve months, $86,000 may be recognized as a result of the lapsing of the statute of limitations.

The unrecognized tax benefits, which exclude interest and penalties, for the years ended September 30, 2016, 2015 and September 30, 2014 are as follows (in thousands):

	2016	2015	2014
Beginning balance	$2,725	$1,901	$—
Increases related to tax positions taken during a prior year	—	1,716	2,491
Decreases related to tax positions taken during a prior year	—	—	(590)
Increases related to tax positions taken during the current year	—	—	—
Decreases related to settlements with taxing authorities	(579)	—	—
Decreases related to expiration of statute of limitations	(113)	(892)	—
Changes due to translation of foreign currencies	133	—	—
Ending balance	$2,166	$2,725	$1,901

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

	Beginning Balance	Valuation Allowance Recorded During The Period	Ending Balance
Valuation allowance for deferred tax assets:
Year ended September 30, 2016	$5,961	$(413)	$5,548
Year ended September 30, 2015	4,930	1,031	5,961
Year ended September 30, 2014	—	4,930	4,930

Note 16. Stock-Based and Other Compensation Arrangements

On January 27, 2015, our stockholders approved the 2014 Plan, which amended and restated our 2011 Equity Incentive Award Plan and authorized the issuance of a total of 5,717,584 shares. As of September 30, 2016, there were 4,399,512 shares remaining available for issuance under the 2014 Plan.

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

Continuous Employment Conditions

At September 30, 2016, we have outstanding 598,665 unvested time-based stock options under the 2014 Plan or our prior equity incentive plans (collectively, the Plans), which will vest on the basis of continuous employment. All of the time-based options vest ratably during the period of service.

The following table sets forth the summary of options activity under the Plans (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at September 30, 2015	3,242,018	$12.09	5.15	$8,954
Granted	656,247	$12.07
Exercised	(798,740)	$7.94
Forfeited options	(399,368)	$17.12
Options outstanding at September 30, 2016	2,700,157	$12.59	6.07	$6,833

Options exercisable at September 30, 2016	2,101,492	$12.32	5.10	$6,274

(1)
Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

The total intrinsic value of options exercised during the years ended September 30, 2016, 2015 and 2014 was $4.5 million, $1.5 million and $34.6 million, respectively. For the years ended September 30, 2016, 2015 and 2014, we recorded $3.2 million, $3.6 million and $2.9 million, respectively, of stock-based compensation expense related to these options that is included within selling, general and administrative expenses. At September 30, 2016, the unrecognized stock-based compensation related to these options was $2.8 million and is expected to be recognized over a weighted-average period of 1.5 years. Cash received from the exercise of stock options by us during the years ended September 30, 2016, 2015 and 2014 was $6.3 million, $0.8 million and $9.6 million, respectively.

Restricted Stock Units and Restricted Stock

In the year ended September 30, 2016, we granted 506,943 shares of restricted common stock to employees. These shares are eligible to vest over three years in three equal annual installments, subject to continued employment on each vesting date. During the years ended September 30, 2016, 2015 and 2014, we granted 57,759, 73,662 and 26,874, respectively, of restricted common shares to our directors. During fiscal year 2016, we granted performance-related restricted stock to certain executives, which vest after three years based on the achievement of a certain operational goal. The stock-based compensation expense for the performance awards is determined based on the probability of achieving the performance goal which is assessed by management on a quarterly basis until vesting. For the years ended September 30, 2016, 2015 and 2014, we recorded $5.3 million, $4.3 million and $2.6 million, respectively, of stock-based compensation expense related to restricted stock that is included within selling, general and administrative expenses. The restricted stock awards do not contain any redemption provisions that are not within our control. Accordingly, these restricted stock awards have been accounted for as our stockholders’ equity. At September 30, 2016, the unrecognized stock-based compensation related to restricted stock awards was $6.6 million and is expected to be recognized over a weighted-average period of 1.8 years.

Restricted share activity during the year ended September 30, 2016 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at September 30, 2015	371,395	$16.56
Granted(1)	564,702	12.29
Vested	(263,499)	14.51
Forfeited	(66,154)	15.15
Outstanding at September 30, 2016	606,444	$13.63

(1)
Under the terms of their respective restricted stock award agreements, holders of restricted stock have the same voting rights as common stock shareholders; such rights exist even if the shares of restricted stock have not vested.

Fair value of our restricted shares is based on our closing stock price on the date of grant. The fair value of shares that were vested during the years ended September 30, 2016, 2015 and 2014 was $3.5 million, $3.1 million and $2.8 million, respectively. The fair value of shares that were granted during the years ended September 30, 2016, 2015 and 2014 was $6.9 million, $8.8 million and $4.3 million, respectively. The weighted average fair value at the grant date for restricted shares issued during the years ended September 30, 2016, 2015 and 2014 was $12.29, $16.05 and $20.88, respectively. Due to tax deductions associated with option exercises and restricted share activities, we realized tax benefits of $1.0 million, a tax shortfall of $0.1 million and tax benefits of $10.2 million for the years ended September 30, 2016, 2015 and 2014, respectively. The realized tax benefits were recorded to the additional paid in capital account in our stockholders’ equity.

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

The weighted average assumptions used to value the option grants are as follows:

	2016	2015	2014
Expected life (in years)	6.00	5.93	6.00
Volatility	35.00%	38.51%	45.00%
Risk free interest rate	1.55%	1.87%	1.72%
Dividend yield	—	—	—

The weighted average fair value per option at the grant date for options issued during the years ended September 30, 2016, 2015, and 2014 was $4.38, $6.52 and $9.36, respectively.

Note 17. Commitments and Contingencies

Operating Leases

We lease office and warehouse facilities (certain of which are from related parties) and warehouse equipment under various non-cancelable operating leases that expire at various dates through October 31, 2026. Certain leases contain escalation clauses based on the Consumer Price Index. We are also committed under the terms of certain of these operating lease agreements to pay property taxes, insurance, utilities and maintenance costs.

Future minimum rental payments under operating leases as of September 30, 2016 are as follows (dollars in thousands):

	Third Party	Related Party	Total
Years Ended September 30,
2017	$9,265	$1,688	$10,953
2018	8,752	1,701	10,453
2019	7,091	1,655	8,746
2020	5,845	156	6,001
2021	4,485	39	4,524
Thereafter	17,092	—	17,092
	$52,530	$5,239	$57,769

Total rent expense for the years ended September 30, 2016, 2015 and 2014 was $11.9 million, $11.4 million and $6.6 million, respectively.

Capital Lease Commitments

We lease certain equipment under capital lease agreements that require minimum monthly payments that expire at various dates through June 30, 2024. The gross amount of these leases at September 30, 2016 and September 30, 2015 are $3.5 million and $3.3 million, respectively.

Future minimum lease payments as of September 30, 2016 are as follows (in thousands):

2017	$1,482
2018	1,043
2019	504
2020	118
2021	89
Thereafter	245
3,481
Less: Interest	(301)
Total	$3,180

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

Note 18. Employee Benefit Plan

We maintain a 401(k) defined contribution plan and a retirement saving plan for the benefit of our eligible employees. All U.S. full-time employees who have completed at least one full month of service and are at least 20 years of age are eligible to participate in the plans. Eligible employees may elect to contribute up to 60% of their eligible compensation. We made contributions of $2.4 million, $2.1 million and $1.6 million during the years ended September 30, 2016, 2015 and 2014, respectively.

Note 19. Supplemental Cash Flow Information

	Year Ended September 30,
	2016	2015	2014
	(in thousands)
Cash payments for:
Interest	$33,349	$32,551	$24,440
Income taxes	$37,193	$16,996	$24,457

Schedule of non-cash investing and financing activities:
Property and equipment acquired pursuant to capital leases	$1,780	$333	$1,528
Property and equipment disposed of pursuant to termination of capital leases	$—	$—	$(5,414)

Note 20. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for quarters ended December 31, 2014 through September 30, 2016 is as follows (in thousands except per share data):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Quarter Ended:
Net sales	$365,595	$375,186	$376,742	$359,843
Gross profit	95,485	99,241	102,337	96,629
Net income	23,261	24,016	23,492	20,609
Basic net income per share (2)	$0.24	$0.25	$0.24	$0.21
Diluted net income per share (2)	$0.24	$0.24	$0.24	$0.21

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Quarter Ended:
Net sales	$369,654	$368,706	$385,559	$373,696
Gross profit	6,131	103,355	109,086	105,923
Net (loss) income (1)	(213,999)	16,479	23,046	19,730
Basic net (loss) income per share (2)	$(2.21)	$0.17	$0.24	$0.20
Diluted net (loss) income per share (2)	$(2.21)	$0.17	$0.24	$0.20

1.
During the three months ended September 30, 2015, we recorded charges to cost of sales of $83.4 million for the increase in our E&O reserve and related items, and a non-cash goodwill impairment charge of $263.8 million. See Note 2, Note 5 and Note 8 for additional information.

2.	Net income (loss) per share calculations for each quarter are based on the weighted average basic and diluted shares outstanding for that quarter and may not total to the full year amount.

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

The following table presents net sales and other financial information by business segment (in thousands):

	Year Ended September 30, 2016
	North America	Rest of World	Consolidated
Net sales	$1,185,315	$292,051	$1,477,366
Income from operations	113,426	45,324	158,750
Interest expense, net	(32,584)	(4,317)	(36,901)
Provision for income taxes	(26,134)	(8,078)	(34,212)
Total assets	1,657,716	298,489	1,956,205
Goodwill	515,876	63,989	579,865
Capital expenditures	(12,860)	(1,132)	(13,992)
Depreciation and amortization	24,497	3,483	27,980

Changes in the goodwill balance in the year ended September 30, 2016 are due to foreign currency exchange rate changes related to the Rest of World segment. See Note 8 for further information.

	Year Ended September 30, 2015
	North America	Rest of World	Consolidated
Net sales	$1,198,201	$299,414	$1,497,615
(Loss) income from operations	(222,719)	16,354	(206,365)
Interest expense, net	(32,912)	(4,180)	(37,092)
Benefit (provision) for income taxes	94,450	(7,578)	86,872
Total assets	1,709,904	311,069	2,020,973
Goodwill	515,876	74,711	590,587
Capital expenditures	(8,300)	(1,331)	(9,631)
Depreciation and amortization	23,548	4,178	27,726

Changes in the goodwill balance in the year ended September 30, 2015 included a non-cash impairment charge of $263.8 million relate to the North America. See Note 8 for further information.

	Year Ended September 30, 2014
	North America	Rest of World	Consolidated
Net sales	$1,030,511	$325,366	$1,355,877
Income from operations	145,357	38,577	183,934
Interest expense, net	(25,836)	(3,389)	(29,225)
Provision for income taxes	(47,459)	(7,347)	(54,806)
Capital expenditures	(9,763)	(754)	(10,517)
Depreciation and amortization	18,317	3,085	21,402

Geographic Information

We operated principally in three geographic areas, North America, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the years ended September 30, 2016, 2015, and 2014, were as follows (dollars in thousands):

	Year Ended September 30,
	2016		2015		2014
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
United States of America	$1,087,691	73.6%	$1,101,385	73.5%	$950,058	70.1%
United Kingdom	195,473	13.2%	190,661	12.7%	180,535	13.3%
Other foreign counties	194,202	13.2%	205,569	13.8%	225,284	16.6%
All foreign counties	389,675	26.4%	396,230	26.5%	405,819	29.9%
Total	$1,477,366	100.0%	$1,497,615	100.0%	$1,355,877	100.0%

We determine the geographic area based on the origin of the sale.

Long-lived assets by geographic area, for the years ended September 30, 2016 and 2015, were as follows (in thousands):

	Year Ended September 30,
	2016	2015
United States of America	$198,370	$205,679
All foreign countries	56,947	67,280
	$255,317	$272,959

Product and Services Information

Net sales by product categories, for the years ended September 30, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Year Ended September 30,
	2016		2015		2014
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Hardware	$711,177	48.2%	$738,496	49.3%	$837,615	61.8%
Chemicals(1)	600,124	40.6%	591,840	39.5%	356,154	26.3%
Electronic components	105,207	7.1%	107,918	7.2%	109,616	8.1%
Bearings	34,662	2.3%	33,602	2.3%	31,729	2.3%
Machined parts and other	26,196	1.8%	25,759	1.7%	20,763	1.5%
	$1,477,366	100.0%	$1,497,615	100.0%	$1,355,877	100.0%

(1)	We did not sell inventory classified as “Chemicals” prior to February 28, 2014.

Note 22. Restructuring Activities

We record costs associated with involuntary separation programs when management has approved the plan for separation, the affected employees are identified, and it is unlikely that actions required to complete the separation plan will change significantly.

In September 2015, we committed to a Global Restructuring Plan (GRP), which involved the immediate elimination of redundant positions and the closure and consolidation of various facilities in order to better align our workforce to the growth areas of our business and to streamline our operations in order to increase efficiency and effectiveness. As of September 30, 2016, we materially completed the actions under the GRP.

During the year ended September 30, 2016, we recorded a net expense reduction of $185,000 related to the restructuring activities, consisting of $170,000 of additional employee severance and related costs, which was more than offset by an expense reduction of $355,000 related to the termination of leases and other expenses. Of these amounts, $183,000 of additional expenses was recorded in North America and $368,000 of expense reduction was recorded in Rest of World. Such net expense reduction was recorded in selling, general and administrative expenses in our consolidated statements of comprehensive income.

Our restructuring liabilities were included in the accrued expenses and other current liabilities line of our consolidated balance sheets. The following table summarizes the activities affecting our restructuring liabilities described above during the year ended September 30, 2016 (in thousands):

				Foreign
	September 30,	Additions/	Cash	Currency	September 30,
	2015	Adjustments	Payments	Translation	2016
Employee severance	$2,106	$170	$(2,193)	$(15)	$68
Lease termination costs and other	2,384	(355)	(856)	(77)	1,096
Total	$4,490	$(185)	$(3,049)	$(92)	$1,164

The following table summarizes the total incurred restructuring costs by segment as of September 30, 2016 (in thousands):

	Restructuring	Cash	Foreign	Restructuring
	Costs Accrued	Payments	Currency	Costs Accrued
	Since Inception	Year-to-date	Translation	September 30,
North America segment	$2,747	$(2,095)	$3	$655
Rest of World segment	1,558	(954)	(95)	509
Total	$4,305	$(3,049)	$(92)	$1,164

The remaining costs to be incurred under the GRP are not expected to differ significantly from the amount accrued as of September 30, 2016.

Note 23. Subsequent Event

On October 4, 2016, we entered into the Amendment to the Existing Credit Agreement. The Amendment modified the Existing Credit Agreement to replace the Borrower’s existing revolving credit facility with a new revolving credit facility in an aggregate principal amount of $180.0 million (the revolving facility) and the Borrower’s existing senior secured term loan A facility with a new senior secured term loan A facility in an aggregate principal amount of $400.0 million (the term loan A facility).

The Amendment also modified the Existing Credit Agreement to (1) remove the Consolidated Net Interest Coverage Ratio (as defined in the Existing Credit Agreement) financial covenant set forth in the Existing Credit Agreement and (2) modify the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) levels in the financial covenant set forth in the Existing Credit Agreement to a maximum of 4.50 for the quarters ending September 30, 2016 and December 31, 2016, with step-downs to 4.25 for the quarters ending March 31, 2017 and June 30, 2017, 4.00 for the quarters ending September 30, 2017 and December 31, 2017, 3.75 for the quarters ending March 31, 2018 and June 30, 2018 and 3.50 for the quarter ending September 30, 2018 and thereafter.

The Amendment also provided for additional amendments to the Existing Credit Agreement, including (1) permitting the corporate consolidation of the Company’s operations in the United Kingdom, (2) expanding the Company’s ability to enter into receivables financings, (3) increasing the maximum amount permitted to be incurred under a Cash-Capped Incremental Facility (as defined in the Credit Agreement) from $100 million to $150 million and (4) providing increased flexibility for future restructurings.

The Credit Agreement provides for (1) a $400.0 million term loan A facility, (2) a $180.0 million revolving credit facility and (3) a $525.0 million senior secured term loan B facility (the “term loan B facility”). We refer to the term loan B facility, together with the term loan A facility and the revolving facility, as the “Credit Facilities.”

As a result of the Amendment, we incurred $10.4 million in fees that were capitalized and will be amortized over the remaining life of the related debt. $1.9 million of the unamortized financing fees related to the Existing Credit Agreement will be written off as debt extinguishment loss in the three months ending December 31, 2016.

On October 4, 2016, we repaid $1.3 million on our existing term loan A facility prior to the effectiveness of the Amendment, resulting in a $400.0 million balance. After the effectiveness of the Amendment, we borrowed $25.0 million on October 4, 2016 under our new $180.0 million revolving facility to pay the fees of our Amendment and fund our normal operations. As of October 4, 2016, the interest rate for borrowings under the revolving facility was 3.29%.

The interest rate for the term loan A facility under the Credit Agreement is based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 2.75% for Eurocurrency loans and 1.00% to 1.75% for alternate base rate (ABR) loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million, with the balance due at maturity on October 4, 2021, subject to certain exceptions.

The interest rate for the term loan B facility under the Credit Agreement has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility continues to amortize in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28,

2021. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note12.

The interest rate for the revolving facility under the Credit Agreement is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 2.75% for Eurocurrency loans and 1.00% to 1.75% for ABR loans. The revolving facility expires on October 4, 2021, subject to certain exceptions.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Facilities contain customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act). Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016 based on criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

In previous annual and quarterly reports, we disclosed material weaknesses in our internal control over financial reporting relating to (1) a lack of a sufficient complement of accounting and financial reporting personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements, (2) maintaining effective controls over the preparation and review of account reconciliations and (3) maintaining effective controls over the integration of policies, practices and controls over the acquired Haas business.

Throughout fiscal 2015 and 2016, we implemented changes to our processes to improve our internal control over financial reporting. The following steps have been taken to remediate the conditions leading to the above material weaknesses:

•
Our staff attended four training sessions during fiscal 2016, at our corporate headquarters and through videoconferencing for employees located outside of our corporate headquarters, as part of our comprehensive training program to upgrade the skills of our internal audit and accounting personnel.

•
We formalized all of our critical accounting and reporting policies, which were approved by our chief financial officer and made available on our intranet, and we trained our finance personnel on these policies.

•
We implemented a formalized account reconciliation policy and procedures that included intensive training of our accounting team to ensure that these reconciliations are completed at each period-end on a timely basis.

•
We conducted a thorough assessment of the account reconciliation process, which included performing a walk-through of the process and testing on a sample basis, after which we concluded that the process is designed and operating effectively.

•
We reviewed our control environment and related control activities to identify and implement enhancements and other integration activities to simplify and, where possible, centralize our processes and related controls.

•
We integrated various key processes, systems and resources, including implementation of a common financial system across substantially all of the business, which allows for streamlined efforts, reduced redundancies, and the ability to train employees to specialize in certain tasks.

•
We implemented new software to automate and improve our account reconciliation process, which has simplified and reduced routine activities and provided additional time for our finance department to focus on non-routine areas that require more analysis and professional judgment.

•	We filled openings at senior financial and organizational leadership roles, including:

•	Global controller, who started in January 2015,

•	Chief executive officer, who started in May 2015, and

•	Chief financial officer, who started in May 2015.

•
We restructured and reorganized our finance department, as well as other departments, to capitalize on the collective skills, abilities, and expertise of our resources based on our assessment and analysis of our combined talent pool from the Haas acquisition. Where gaps were identified, we actively filled key roles.

•
We added qualified and experienced financial reporting staff in the finance department to ensure that it has sufficient depth, skills, and experience to prepare our financial statements and disclosures in accordance with GAAP. Additional experienced staff include:

•	New controller of operations and supply chain, who started in February 2015,

•	New treasury manager, who was promoted in August 2015,

•	New director of SEC reporting and technical accounting, who started in September 2015, and

•	New internal audit manager, who started in September 2015.

•
We enhanced controls around the identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters and the development and use of checklists and research tools to assist in compliance with GAAP for complex accounting issues.

•
We formed a disclosure committee comprised of members of our financial management and representatives from our accounting, legal, and investor relations departments to address and coordinate SEC filings and investor communications, the minutes of which are reviewed with the audit committee.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2017 annual meeting of stockholders (2017 Proxy Statement) filed within 120 days after September 30, 2016 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days after September 30, 2016. To the extent such information is included in our 2017 Proxy Statement within 120 days after September 30, 2016, it is expected to be incorporated by reference to the sections of our 2017 Proxy Statement specified below.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2017 Proxy Statement under the following headings is incorporated herein by reference:

•	“Proposal 1—Election of Directors,”

•	“Executive Officers,”

•	“Section 16(a) Beneficial Ownership Reporting Compliance” and

•	“General Information Concerning the Board of Directors, Its Committees and the Company’s Corporate Governance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing in our 2017 Proxy Statement under the following headings is incorporated herein by reference:

•	“Compensation Discussion and Analysis,”

•	“General Information Concerning the Board of Directors, Its Committees and the Company’s Corporate Governance” and

•	“Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2017 Proxy Statement under the following heading is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management” and

•	“Compensation Discussion and Analysis.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2017 Proxy Statement under the following headings is incorporated herein by reference:

•	“Certain Relationships and Related Party Transactions” and

•	“General Information Concerning the Board of Directors, Its Committees and the Company’s Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2017 Proxy Statement under the following heading is incorporated herein by reference:

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

WESCO AIRCRAFT HOLDINGS, INC.

Dated:	November 28, 2016	By:	/s/ David J. Castagnola
David J. Castagnola President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID J. CASTAGNOLA	President and Chief Executive Officer
David J. Castagnola	and Director	November 28, 2016

/s/ RICHARD J. WELLER	Executive Vice President and Chief Financial
Richard J. Weller	Officer	November 28, 2016

/s/ K. LYNN MACKISON
K. Lynn Mackison	Vice President and Global Controller	November 28, 2016

/s/ RANDY J. SNYDER
Randy J. Snyder	Chairman of the Board of Directors	November 28, 2016

/s/ DAYNE A. BAIRD
Dayne A. Baird	Director	November 28, 2016

/s/ THOMAS M. BANCROFT
Thomas M. Bancroft	Director	November 28, 2016

/s/ PAUL E. FULCHINO
Paul E. Fulchino	Director	November 28, 2016

/s/ JAY L. HABERLAND
Jay L. Haberland	Director	November 28, 2016

/s/ SCOTT E. KUECHLE
Scott E. Kuechle	Director	November 28, 2016

/s/ ADAM J. PALMER
Adam J. Palmer	Director	November 28, 2016

/s/ ROBERT D. PAULSON
Robert D. Paulson	Director	November 28, 2016

/s/ JENNIFER M. POLLINO
Jennifer M. Pollino	Director	November 28, 2016

/s/ NORTON A. SCHWARTZ
Norton A. Schwartz	Director	November 28, 2016

Exhibit Index

Exhibit Number	Description
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
10.1
Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., RBC Capital Markets, KeyBank National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., BBVA Compass Bank, PNC Bank, National Association, Raymond James Bank, N.A. and the lenders party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.2
First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated February 28, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 28, 2014 (File No. 001-35253))

10.3
Third Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of March 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2016 (File No. 001-35253))

10.4
Fourth Amendment to Credit Agreement by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of October 4, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2016 (File No. 001-35253))

10.5
Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.6
Employment Agreement between Wesco Aircraft Hardware Corp. and Todd Renehan, dated as of January 30, 2014 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 001-35253))

10.7
Executive Severance Agreement between Randy Snyder and Wesco Aircraft Hardware Corp., dated May 8, 2014 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-35253))

10.8
Executive Severance Agreement between David J. Castagnola and Wesco Aircraft Hardware Corp., dated April 6, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2015 (File No. 001-35253))

10.9
Executive Severance Agreement between Richard J. Weller and Wesco Aircraft Hardware Corp., dated April 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2015 (File No. 001-35253))

10.10	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-35253))
10.11
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
10.13
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

10.17	Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement dated December 18, 2014 (File No. 001-35253))
10.18	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333- 173381))
10.19	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.20	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.21	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 001-35253))
10.22	Wesco Aircraft Holdings, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2015 (File No. 001-35253))
10.23
Amended and Restated Management Agreement between Wesco Aircraft Holdings, Inc. and Carlyle Investment Management, L.L.C. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))

10.24
Amended and Restated Stockholders Agreement of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))

10.25
Form of Wesco Aircraft Holdings, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333- 173381))

10.26
Lease Agreement between Wesco Aircraft Hardware Corp. and Avenue Scott, LLC, dated as of October 1, 2004 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.27
Lease Agreement between Wesco Aircraft Hardware Corp. and WATX Properties, LLC, dated as of January 1, 2004 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.28
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

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document