Form 10-K/A
period 2016-09-30
Wesco Aircraft Holdings, Inc
filed 2016-12-14
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Wesco Aircraft Holdings, Inc. is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended September 30, 2016, originally filed with the Securities and Exchange Commission on November 28, 2016 (the “Original Filing”). Due to administrative error, the Report of Independent Registered Public Accounting Firm under Item 8 of the Original Filing was dated November 17, 2016, rather than November 28, 2016.
This Amendment is being filed solely to provide the Report of Independent Registered Public Accounting Firm under Item 8 dated as of November 28, 2016 and the related Consent of Independent Registered Public Accounting Firm as Exhibit 23.1. This Amendment also includes new certifications by our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1.
Except as discussed above, this Amendment does not amend or otherwise update any other information in the Original Filing. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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
November 28, 2016

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

WESCO AIRCRAFT HOLDINGS, INC.

Dated:	December 14, 2016	By:	/s/ David J. Castagnola
David J. Castagnola President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID J. CASTAGNOLA	President and Chief Executive Officer
David J. Castagnola	and Director	December 14, 2016

/s/ RICHARD J. WELLER	Executive Vice President and Chief Financial
Richard J. Weller	Officer	December 14, 2016

Exhibit Index

Exhibit Number	Description
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