Form 10-Q
period 2016-12-31
Wesco Aircraft Holdings, Inc
filed 2017-02-08
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of January 31, 2017 was 99,526,120.

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2016	September 30, 2016
Assets
Current assets
Cash and cash equivalents	$51,192	$77,061
Accounts receivable, net of allowance for doubtful accounts of $4,285 and $3,846 at December 31, 2016 and September 30, 2016, respectively	247,288	249,195
Inventories	751,703	713,470
Prepaid expenses and other current assets	12,806	10,203
Income taxes receivable	7,132	1,460
Total current assets	1,070,121	1,051,389
Property and equipment, net	49,650	50,525
Deferred line-of-credit financing costs, net	3,623	1,120
Goodwill	576,729	579,865
Intangible assets, net	189,097	194,114
Deferred tax assets, non-current	56,391	58,171
Other assets	12,434	13,394
Total assets	$1,958,045	$1,948,578

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$173,116	$181,700
Accrued expenses and other current liabilities	32,287	26,424
Income taxes payable	7,358	6,782
Capital lease obligations-current portion	1,319	1,471
Short-term borrowings and current portion of long-term debt	40,000	—
Total current liabilities	254,080	216,377
Capital lease obligations, less current portion	1,531	1,710
Long-term debt, less current portion	803,179	834,279
Deferred tax liabilities, non-current	4,011	4,092
Other liabilities	5,512	9,205
Total liabilities	1,068,313	1,065,663
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 99,526,120 and 98,614,908 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	100	99
Additional paid-in capital	432,261	427,295
Accumulated other comprehensive loss	(90,818)	(79,561)
Retained earnings	548,189	535,082
Total stockholders’ equity	889,732	882,915
	$1,958,045	$1,948,578

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net sales	$339,371	$359,843
Cost of sales	249,914	263,214
Gross profit	89,457	96,629
Selling, general and administrative expenses	63,201	59,545
Income from operations	26,256	37,084
Interest expense, net	(11,073)	(8,997)
Other income, net	288	901
Income before provision for income taxes	15,471	28,988
Provision for income taxes	(2,364)	(8,379)
Net income	13,107	20,609
Other comprehensive loss, net	(11,257)	(6,297)
Comprehensive income	$1,850	$14,312
Net income per share:
Basic	$0.13	$0.21
Diluted	$0.13	$0.21
Weighted average shares outstanding:
Basic	98,319,926	97,217,924
Diluted	98,821,794	97,939,423

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$13,107	$20,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,729	6,997
Deferred financing costs	3,202	828
Bad debt and sales return reserve	458	374
Stock-based compensation expense	2,690	2,194
Excess tax benefit related to stock-based incentive plans	—	(84)
Deferred income taxes	491	1,731
Other non-cash items	(1,139)	(979)
Changes in assets and liabilities:
Accounts receivable	(2,159)	14,205
Inventories	(42,169)	(24,500)
Prepaid expenses and other assets	(1,993)	(8,114)
Income taxes receivable	(5,674)	49
Accounts payable	(8,334)	16,311
Accrued expenses and other liabilities	6,008	(8,523)
Income taxes payable	697	(10,434)
Net cash (used in) provided by operating activities	(28,086)	10,664

Cash flows from investing activities
Purchase of property and equipment	(1,316)	(1,162)
Net cash used in investing activities	(1,316)	(1,162)

Cash flows from financing activities
Proceeds from short-term borrowings	25,000	—
Repayment of short-term borrowings	(5,000)	—
Repayment of long-term debt	(6,344)	(5,000)
Financing fees	(10,462)	—
Repayment of capital lease obligations	(330)	(722)
Excess tax benefit related to stock-based incentive plans	—	84
Proceeds from issuance of common stock	2,277	150
Net cash provided by (used in) financing activities	5,141	(5,488)
Effect of foreign currency exchange rate on cash and cash equivalents	(1,608)	(1,225)
Net (decrease) increase in cash and cash equivalents	(25,869)	2,789
Cash and cash equivalents, beginning of period	77,061	82,866
Cash and cash equivalents, end of period	$51,192	$85,655

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

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on November 28, 2016, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on December 14, 2016 (collectively, the “2016 Form 10-K”).

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation.

Deferred Financing Costs

Debt issuance costs incurred in connection with the issuance of our long-term debt are capitalized and amortized to interest expense over the term of the debt using the straight-line method, which approximates the effective interest method. The unamortized amount is presented as a reduction of long-term debt on the balance sheet.

Debt issuance costs incurred in connection with our revolving line-of-credit (LOC) agreement are capitalized and amortized to interest expense over the term of the LOC agreement using the straight-line method. The unamortized amount is presented as a non-current asset on the balance sheet.

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

New Accounting Standards Issued

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for the Company in fiscal year 2018, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach shall be used when adopting ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company in fiscal year 2020 and interim periods therein, with early application permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for the Company in fiscal year 2019, with early adoption permitted for certain provisions. We are currently evaluating the impact of ASU 2016-01 related to equity investments and the presentation and disclosure requirements of financial instruments on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, and eliminates current GAAP options for measuring market value. ASU 2015-11 defines realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for the Company in fiscal year 2018, and interim periods therein. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-11 can only be applied prospectively. We are currently evaluating the impact of the adoption of ASU 2015-11 on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, ASU 2014-15 (1) provides a definition of the term “substantial doubt,” (2) requires an evaluation every reporting period, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for the Company in fiscal year 2018, and for annual periods and interim periods thereafter. We do not anticipate the adoption of ASU 2014-15 will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, which FASB issued in August 2015, March 2016, April 2016, May 2016 and May 2016, respectively (collectively the “amended ASU 2014-09”). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal year 2018, including interim reporting periods within that reporting period. We are currently evaluating the effect of the adoption of the amended ASU 2014-09 on our consolidated financial statements and the implementation approach to be used.

Adopted Accounting Standards

Effective October 1, 2016, we elected to early adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The primary impacts of adoption are (1) the recognition of excess tax benefits in our provision for income tax instead of paid-in capital and (2) the presentation of excess tax benefits in the statement of cash flows as cash provided by operating activities instead of cash provided by financing activities. The first requirement is required to be applied prospectively. For the three months ended December 31, 2016, we recorded $1.2 million of excess tax benefits as a reduction to our provision for income tax. For the second requirement, we elected to adopt this update prospectively. For the three months ended December 31, 2016, we presented the $1.2 million in our consolidated statements of cash flows as cash provided by operating activities.

ASU 2016-09 also addresses cash flow statement presentation. Since we have historically presented cash flows related to employee taxes paid for withheld shares as a financing activity, ASU 2016-09 had no impact on our consolidated statements of cash flows. As permitted by ASU 2019-09, we have elected to continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period.

Effective October 1, 2016, we adopted, on a prospective basis, ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. As of December 31, 2016, we did not have any provisional amounts outstanding from prior acquisitions. Therefore, the adoption of ASU 2015-16 did not have any impact on our consolidated financial statements.

Effective October 1, 2016, we adopted ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 states entities should present debt issuance costs as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of December 31, 2016 and September 30, 2016, we had $3.6 million and $1.1 million, respectively, of deferred financing costs related to our revolving line-of-credit facility.

Effective October 1, 2016, we adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. ASU 2015-03 requires that we change the presentation of debt issuance costs on our consolidated balance sheets. Effective October 1, 2016, our unamortized debt financing costs are presented as a reduction of long-term debt instead of being presented as an asset on our consolidated balance sheet. As required by ASU 2015-03, we reclassified $7.6 million of deferred debt financing costs from non-current assets to reduce our $841.9 million long-term debt as of September 30, 2016. As of December 31, 2016, deferred debt financing costs of $12.4 million is presented as a reduction of our long-term debt. See Note 6 for further information.

Effective October 1, 2016, we adopted, on a prospective basis, ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The adoption of ASU 2014-12 did not have any impact on our consolidated financial statements.

Note 3. Inventory

Our inventory is comprised solely of finished goods. During the three months ended December 31, 2016 and 2015, we recorded a charge to cost of sales of $2.2 million and $2.0 million, respectively, to write down excess inventory to its net realizable value.

Note 4. Goodwill

During the three months ended December 31, 2016, goodwill declined $3.1 million as a result of the strengthening of the U.S. dollar compared to the British pound.

Goodwill consists of the following (in thousands):

	North America	Rest of World	Total
Goodwill as of September 30, 2016, gross	$779,647	$63,989	$843,636
Accumulated impairment	(263,771)	—	(263,771)
Goodwill as of September 30, 2016, net	515,876	63,989	579,865
Changes during the period:
Foreign currency translation	—	(3,136)	(3,136)

Goodwill as of December 31, 2016, gross	779,647	60,853	840,500
Accumulated impairment	(263,771)	—	(263,771)
Goodwill as of December 31, 2016, net	$515,876	$60,853	$576,729

Note 5. Fair Value of Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In July 2015, we entered into two interest rate swap agreements, which we designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement has an amortizing notional amount, which was $412.5 million as of December 31, 2016, and matures on September 30, 2017, giving us the contractual right to pay a fixed interest rate of 1.21% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin). The second interest rate swap agreement also has an amortizing notional amount, initially $375.0 million, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility, which is effective on September 29, 2017 and matures on September 30, 2019.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended December 31, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the three months ended December 31, 2016, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of December 31, 2016, we expected to reclassify approximately $1.2 million from accumulated other comprehensive loss and the related deferred tax to earnings as an increase to interest expense over the next 12 months.

Non-Designated Derivatives

On October 3 and October 5, 2016, we entered into two foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The derivatives are not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income (loss), net line of our consolidated statement of earnings and comprehensive income. Both foreign currency forward contracts expired on December 28, 2016. We did not have foreign currency forward contracts as of December 31 and September 30, 2016.

The following table summarizes the notional principal amounts at December 31 and September 30, 2016 of our outstanding derivative instruments discussed above (in thousands).

	Derivative Notional
	December 31, 2016	September 30, 2016
Instruments designated as accounting hedges:
Interest rate contracts	$412,500	$425,000

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of December 31 and September 30, 2016 (in thousands).

		Fair Value
	Balance Sheet Locations	December 31, 2016	September 30, 2016
Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,156	$1,057
	Other liabilities	1,968	5,615

The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to interest expense on our consolidated statement of comprehensive income during the three months ended December 31, 2016 and 2015 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended December 31,

Cash Flow Hedge		2016	2015
Interest rate contracts	Interest expense, net	$252	$352

The following table provides the effective portion of the amount of gain recognized in other comprehensive income (net of income taxes) for the three months ended December 31, 2016 and 2015 (in thousands).

	Three Months Ended December 31,

Cash Flow Hedge	2016	2015
Interest rate contracts	$2,182	$1,240

The following table provides a summary of changes to our AOCI related to our cash flow hedging instruments (net of income taxes) during the three months ended December 31, 2016 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended December 31, 2016
Balance at beginning of period	$(4,206)
Change in fair value of hedging instruments	1,930
Amounts reclassified to earnings	252
Net current period other comprehensive income	2,182
Balance at end of period	$(2,024)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated statements of earnings and comprehensive income for the three months ended December 31, 2016 and 2015 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended December 31,
Instruments Not Designated As Hedging Instruments
		2016	2015
Foreign currency forward contracts	Other income (loss), net	$(2,595)	$(490)

Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities, and a line of credit. The carrying amounts of these instruments approximate fair value because of their short-term maturities.  The fair value of the long‑term debt instruments is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined below). The principal amounts and fair values of the debt instruments were as follows (in thousands):

	December 31, 2016		September 30, 2016
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A facility	$395,000	$393,815	$401,344	$401,344
Term loan B facility	440,562	432,632	440,562	435,716
Total long-term debt	$835,562	$826,447	$841,906	$837,060

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the three months ended December 31, 2016. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of December 31 and September 30, 2016 (in thousands).

December 31, 2016	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,156	—	$1,156	—
	Other liabilities	1,968	—	1,968	—

September 30, 2016	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,057	—	$1,057	—
	Other liabilities	5,615	—	5,615	—

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

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2016			September 30, 2016
	Principal Amount	Deferred Financing Costs	Carrying Amount	Principal Amount	Deferred Financing Costs	Carrying Amount
Term loan A facility	$395,000	$(7,308)	$387,692	$401,344	$(2,247)	$399,097
Term loan B facility	440,562	(5,075)	435,487	440,562	(5,380)	435,182
Less: current portion	(20,000)	—	(20,000)	—	—	—
Non-current portion	$815,562	$(12,383)	$803,179	$841,906	$(7,627)	$834,279

On October 4, 2016, we entered into the Fourth Amendment (the Amendment) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware (the Borrower) and the lenders and agents party thereto (as amended prior to the Amendment, the Existing Credit Agreement; the Existing Credit Agreement, as amended by the Amendment, the Credit Agreement). The Amendment modified the Existing Credit Agreement to replace the Borrower’s existing revolving facility with a new revolving facility in an aggregate principal amount of $180.0 million and the Borrower’s existing senior secured term loan A facility with a new senior secured term loan A facility in an aggregate principal amount of $400.0 million (the "term loan A facility").

The Credit Agreement provides for (1) a $400.0 million term loan A facility, (2) a $180.0 million revolving facility, and (3) a $525.0 million senior secured term loan B facility (the "term loan B facility"). We refer to the term loan B facility, together with the term loan A facility and the revolving facility, as the "Credit Facilities."

As of December 31, 2016, our outstanding indebtedness under our Credit Facilities was $855.6 million, which consisted of (1) $395.0 million of indebtedness under the term loan A facility, (2) $20.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of December 31, 2016, $160.0 million was available for borrowing under the revolving facility, of which we could borrow up to $60.0 million without breaching any covenants contained in the agreements governing our indebtedness.

In connection with the Amendment, we borrowed $25.0 million under the revolving facility. During the three months ended December 31, 2016, we made our required quarterly payment of $5.0 million and a voluntary prepayment of $1.3 million on our term loan A facility and a voluntary prepayment of $5.0 million on our borrowings under the revolving facility.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 2.75% for Eurocurrency loans and 1.00% to 1.75% for alternate base rate (ABR) loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of December 31, 2016, the interest rate for borrowings under the term loan A facility was 3.27%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of December 31, 2016, the interest rate for borrowings under the term loan B facility was 3.5%, which approximated the effective interest rate. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 5 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio (as defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 2.75% for Eurocurrency loans and 1.00% to 1.75% for ABR loans. The revolving facility expires on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of December 31, 2016, the interest rate for borrowings under the revolving facility was 3.27%.

The Amendment also (1) removed the Consolidated Net Interest Coverage Ratio (as defined in the Existing Credit Agreement) financial covenant and (2) modified the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) levels in the financial covenant to a maximum of 4.50 for the quarters ended September 30, 2016 and December 31, 2016, with step-downs to 4.25 for the quarters ending March 31, 2017 and June 30, 2017, 4.00 for the quarters ending September 30, 2017 and December 31, 2017, 3.75 for the quarters ending March 31, 2018 and June 30, 2018 and 3.50 for the quarter ending September 30, 2018 and thereafter.

The Amendment also provided for additional changes, including (1) permitting the corporate consolidation of Wesco’s operations in the United Kingdom, (2) expanding Wesco’s ability to enter into receivables financings, (3) increasing the maximum amount permitted to be incurred under a Cash-Capped Incremental Facility (as defined in the Credit Agreement) from $100 million to $150 million and (4) providing increased flexibility for future restructurings.

As a result of the amendment, we incurred $10.5 million in fees that were capitalized, $7.2 million of which was related to the term loan A facility and $3.3 million of which was related to the revolving facility. Of the $3.4 million of the unamortized deferred financing costs related to the Existing Credit Agreement, $2.3 million was written off as debt extinguishment loss in the three months ended December 31, 2016, which was included in interest expense for the period. The remaining unamortized deferred financing costs related to the Existing Credit Agreement were added to the $10.5 million of deferred financing costs related to the Amendment and will be amortized over the remaining life of the term loan A and the revolving facility. The following table summarizes the total deferred financing costs for term loan A facility and the revolving facility as of October 4, 2016.

	Term Loan A Facility	Revolving Facility	Total
Deferred financing costs as of September 30, 2016	$2,247	$1,120	$3,367
Write off for the Amendment	(1,769)	(553)	(2,322)
Deferred financing costs for the Amendment	7,215	3,247	10,462
Deferred financing costs as of October 4, 2016	$7,693	$3,814	$11,507

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

As referred to above, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio (as defined in the Credit Agreement) with the maximum ratio currently set at 4.50, which will step down to 4.25 next quarter and will step down gradually during future quarters to 3.50 for the quarter ending September 30, 2018 and thereafter. The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of December 31, 2016, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.19.

As of December 31, 2016, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($8.6 million based on the December 31, 2016 exchange rate) line of credit that automatically renews annually on October 1 (the "UK line of credit"). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of December 31, 2016, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 7. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended December 31,
	2016	2015
Net income	$13,107	$20,609
Foreign currency translation loss	(13,439)	(7,537)
Unrealized gain on cash flow hedging instruments	2,182	1,240
Total comprehensive income	$1,850	$14,312

Note 8. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from in-the-money awards include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income per share for the three months ended December 31, 2016 and 2015 (dollars in thousands except share data):

	Three Months Ended December 31,
	2016	2015
Net income	$13,107	$20,609
Basic weighted average shares outstanding	98,319,926	97,217,924
Dilutive effect of stock options and restricted stock awards/units	501,868	721,499
Dilutive weighted average shares outstanding	98,821,794	97,939,423
Basic net income per share	$0.13	$0.21
Diluted net income per share	$0.13	$0.21

 For the three months ended December 31, 2016 and 2015, respectively, 1,972,928 and 2,978,026 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect.

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

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Net sales	$270,469	$68,902	$339,371	$286,960	$72,883	$359,843
Income from operations	17,286	8,970	26,256	29,056	8,028	37,084
Interest expense, net	(10,115)	(958)	(11,073)	(7,799)	(1,198)	(8,997)
Provision for income taxes	(548)	(1,816)	(2,364)	(6,412)	(1,967)	(8,379)
Capital expenditures	1,064	252	1,316	1,056	106	1,162
Depreciation and amortization	5,950	779	6,729	5,953	1,044	6,997

	As of December 31, 2016			As of December 31, 2015
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Total assets	$1,682,480	$275,565	$1,958,045	$1,699,656	$320,760	$2,020,416

Note 10.  Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2016	2015
Provision for income taxes	$2,364	$8,379
Effective tax rate	15.3%	28.9%

For the three months ended December 31, 2016, our effective tax rate decreased 13.6 percentage points primarily due to the adoption of ASU 2016-09, which resulted in a decrease of our effective tax rate by 7.9 percentage points, and the release of a valuation allowance on a net operating loss carryforward of a foreign subsidiary, which resulted in a decrease of our effective tax rate by 5.1 percentage points.

Note 11. Commitments and Contingencies

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2016, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on December 14, 2016 (collectively, the “2016 Form 10-K”) and “—Cautionary Note Regarding Forward-Looking Statements” below.  Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Unless otherwise noted in this Quarterly Report on Form 10-Q, the term “Wesco Aircraft” means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms “Wesco,” “the Company,” “we,” “us,” “our” and “our company” mean Wesco Aircraft and its subsidiaries.  References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2017” or “fiscal 2017” means the period from October 1, 2016 to September 30, 2017.

Executive Overview

We are the world’s leading distributor and provider of comprehensive supply chain management services to the global aerospace industry, based on annual sales. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (“JIT”) delivery and point-of-use inventory management. We supply over 565,000 active stock-keeping units (“SKUs”), including C-class hardware, chemicals, electronic components, bearings, tools and machined parts. We serve our customers under both (1) long-term contractual arrangements (“Contracts”), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements ("LTAs"), that typically set prices for specific products, and (2) ad hoc sales.

Founded in 1953 by the father of our current Chairman of the Board of Directors, Wesco has grown to serve over 8,000 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers (“OEMs”) and their subcontractors, through which we support nearly all major Western aircraft programs. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors.

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

Other Factors Affecting Our Financial Results

Fluctuations in Revenue

 There are many factors, such as changes in customer aircraft build rates, customer plant shut downs, variation in customer working days, changes in selling prices, the amount of new customers’ consigned inventory and increases or decreases in customer inventory levels, that can cause fluctuations in our financial results from quarter-to-quarter. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. Ad hoc business tends to vary based on the amount of disruption in the market due to changes in aircraft build rates, new aircraft introduction, customer or site consolidations, and other factors. Fluctuations in our ad hoc business tend to be partially offset by our contract business as most of our ad hoc revenue comes from our contract customers.

 We will continue our strategy of seeking to expand our relationships with existing ad hoc customers by transitioning them to Contracts, as well as expanding relationships with our existing Contract customers to include additional customer sites, additional SKUs and additional levels of service. New Contract customers and expansion of existing Contract customers to additional sites and SKUs sometimes leads to a corresponding decrease in ad hoc sales as a portion of the SKUs sold under Contracts were previously sold to the same customer as ad hoc sales. We believe this strategy serves to mitigate some of the fluctuations in our net sales. Our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned inventory, which must be exhausted before corresponding products are purchased directly from us, is greater than we expected.

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

 Fluctuations in Margins

 Our gross margins are impacted by changes in product mix. Generally, our hardware products have higher gross profit margins than chemicals and electronic components.

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

Fluctuations in Cash Flow

We believe our cash flows may be affected by fluctuations in our inventory that can occur over time. When we are awarded new programs, we generally increase our inventory to prepare for expected sales related to the new programs, which often take time to materialize, and to achieve minimum stock requirements, if any. As a result, if certain programs for which we have procured inventory are delayed or if certain newer JIT customers’ consigned inventory is larger than we expected, we may experience a more sustained inventory increase.

Inventory fluctuations may also be attributable to general industry trends. Factors that may contribute to fluctuations in inventory levels in the future could include (1) strategic purchases (a) to take advantage of favorable pricing, (b) made in anticipation of the expected industry growth cycle, (c) to support new customer Contracts or (d) to acquire high-volume products that are typically difficult to obtain in sufficient quantities; (2) changes in supplier lead times and the timing of inventory deliveries; (3) purchases made in anticipation of future growth (particularly growth in our MRO business); and (4) purchases made in connection with the expansion of existing Contracts. While effective inventory management is an ongoing challenge, we continue to take steps to enhance the sophistication of our procurement practices to mitigate the negative impact of inventory buildups on our cash flow.

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

 The principal component of our cost of sales is product cost, which was 93.5% of our total cost of sales for the three months ended December 31, 2016 and 93.0% for the three months ended December 31, 2015. The remaining components are freight and expediting fees, import duties, tooling repair charges, supplies and contract labor costs, which collectively were 6.5% and 7.0% of our total cost of sales for the three months ended December 31, 2016 and 2015, respectively.

 Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and includes charges, if any, to write down excess and obsolete ("E&O") inventory. The charge to write down E&O inventory is calculated by comparing our forecasted demand for each part to the quantity we currently have on-hand. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O reserve policy, see Part II, Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventory” in the 2016 Form 10-K. During the three months ended December 31, 2016 and 2015, we recorded a charge of $2.2 million and $2.0 million, respectively, to cost of sales to write down E&O inventory to its net realizable value.

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

 Other Income, Net.  Other income, net is primarily comprised of foreign currency exchange gain net of foreign currency exchange loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary, partially offset by the gain or loss on foreign currency forward contracts.

Critical Accounting Policies and Estimates

 The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. For a description of our critical accounting policies and estimates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2016 Form 10-K.

Results of Operations

	Three Months Ended December 31,
(In thousands)	2016	2015
Consolidated result of operations:
Net sales:
North America	$270,469	$286,960
Rest of World	68,902	72,883
Total net sales	$339,371	$359,843

Income from operations:
North America	$17,286	$29,056
Rest of World	8,970	8,028
Total Income from operations	26,256	37,084
Interest expense, net	(11,073)	(8,997)
Other income, net	288	901
Income before provision for income taxes	15,471	28,988
Provision for income taxes	(2,364)	(8,379)
Net income	$13,107	$20,609

	Three Months Ended December 31,
(As a % of total net sales; numbers have been rounded)	2016	2015
Income from operations by segment:
North America	6.4%	10.1%
Rest of World	13.0%	11.0%

Consolidated:
Income from operations	7.7%	10.3%
Interest expense, net	(3.3)	(2.5)
Other income, net	0.2	0.3
Income before provision for income taxes	4.6	8.1
Provision for income taxes	(0.7)	(2.4)
Net income	3.9%	5.7%

Three months ended December 31, 2016 compared with three months ended December 31, 2015

 Net Sales

 Consolidated net sales decreased $20.5 million, or 5.7%, to $339.4 million for the three months ended December 31, 2016, compared with $359.8 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $13.6 million. Excluding foreign currency translation impacts, net sales for the three months ended December 31, 2016 decreased $6.9 million compared to the three months ended December 31, 2015. The $6.9 million decrease was primarily due to a decrease in ad hoc sales of $8.7 million partially offset by an increase in contract sales of $1.8 million. The decline in ad hoc revenue was primarily due to production schedule changes as the timing of December holidays this year resulted in more customer production shut downs than in the prior year. This reduction in customer production days affected both ad hoc and contract revenue; however, other increases in contract sales, related both to increases in contract volume and new contracts, more than offset this impact. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the three months ended December 31, 2016 as compared to 26% and 74%, respectively, for the same period in the prior year.

Net sales for our North America segment decreased $16.5 million, or 5.7%, to $270.5 million for the three months ended December 31, 2016, compared with $287.0 million for the same period in the prior year. The $16.5 million decrease was primarily due to a decrease in ad hoc sales of $13.0 million and a decrease in Contract sales of $3.5 million, primarily due to customer production schedule changes.

Net sales for our Rest of World segment decreased $4.0 million, or 5.5%, to $68.9 million for the three months ended December 31, 2016, compared with $72.9 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $13.6 million. Excluding foreign currency translation impacts, net sales for the three months ended December 31, 2016 increased $9.6 million compared to the three months ended December 31, 2015. The $9.6 million increase was due primarily to ad hoc sales growth of $4.2 million and Contract sales growth of $5.4 million that was primarily due to increased production and expanded content.

 Income from Operations

 Consolidated income from operations decreased $10.8 million or 29.2%, to $26.3 million for the three months ended December 31, 2016, compared with $37.1 million for the same period in the prior year. Income from operations as a percentage of net sales was 7.7% for the three months ended December 31, 2016, compared to 10.3% for the three months ended December 31, 2015. The $10.8 million decrease in income from operations was comprised of a decrease in gross profit of $7.1 million and an increase in SG&A expenses of $3.7 million. The $7.1 million decrease in gross profit was largely due to a $4.4 million foreign currency translation impact. The remaining $2.7 million decrease in gross profit was primarily driven by a decrease in sales on a constant currency basis and to a lesser extent by lower gross margins caused by changes in sales mix. The increase in SG&A expenses was $6.3 million after adjusting for the $2.6 million impact of foreign currency translation, and was largely driven by increases in payroll and other people related costs of $5.0 million, IT related costs of $1.4 million, and non-cash stock based compensation of $0.5 million. The increase in payroll and other people costs was due in part to increased staffing for new business. These increases were partially offset by a $1.1 million decrease in professional fees.

Income from operations for our North America segment decreased $11.8 million or 40.5%, to $17.3 million, compared with $29.1 million for the same period in the prior year. Income from operations as a percentage of net sales was 6.4% for the three months ended December 31, 2016, compared to 10.1% for the same period in the prior year, a decrease of 3.7 percentage points. The decrease in income from operations was comprised of a decrease in gross profit of $6.8 million and an increase in SG&A expenses of $5.0 million. The decrease in gross profit was largely driven by decreased net sales and a decrease in gross margins caused by changes in sales mix. The increase in SG&A expenses was largely driven by increases in payroll and other people related costs of $4.0 million, IT related costs of $1.4 million, and non-cash stock-based compensation of $0.5 million. These increases were partially offset by a $1.2 million decrease in professional fees.

 Income from operations for our Rest of World segment increased $1.0 million, or 11.7%, to $9.0 million, compared with $8.0 million for the same period in the prior year. Income from operations as a percentage of net sales was 13.0% for the three months ended December 31, 2016, compared to 11.0% for the same period in the prior year, an increase of 2.0 percentage points. The increase in income from operations is comprised of a $1.3 million decrease in SG&A expenses partially offset by a $0.3 million decrease in gross profit. Adjusted for $2.6 million of positive impact of foreign currency translation, SG&A expenses increased by $1.3 million largely driven by increases in payroll costs of $1.0 million. Adjusted for $4.4 million of negative impact of foreign currency translation, gross profit increased by $4.1 million primarily driven by the increase in net sales on a constant currency basis and changes in sales mix.

 Interest Expense, Net

 Interest expense, net was $11.1 million for the three months ended December 31, 2016, compared with $9.0 million for the same period in the prior year. The increase was primarily due to $2.3 million of deferred financing costs written off in the three months ended December 31, 2016 as debt extinguishment loss related to the Existing Credit Agreement (as defined and described in Note 6 of Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Income, Net

Other income, net was $0.3 million for the three months ended December 31, 2016, compared with other income, net of $0.9 million for the same period in the prior year. The $0.6 million decrease in other income was primarily related to lower net foreign currency exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes for the three months ended December 31, 2016 was $2.4 million, compared with $8.4 million for the same period in the prior year. The reduction in provision for income taxes compared to the same period of the prior year is due to a combination of lower pre-tax income and a lower effective tax rate. Our effective tax rate was 15.3% and 28.9% for the three months ended December 31, 2016 and 2015, respectively. For the three months ended December 31, 2016, our effective tax rate decreased primarily due to the adoption of ASU 2016-09, which resulted in a decrease of our effective tax rate by 7.9 percentage points, and the release of a valuation allowance on a net operating loss carryforward of a foreign subsidiary, which resulted in a decrease of our effective tax rate by 5.1 percentage points.

Net Income

Net income decreased $7.5 million, or 36.4%, for the three months ended December 31, 2016 to $13.1 million, compared with $20.6 million for the same period in the prior year. Net income as a percentage of net sales was 3.9% for the three months ended December 31, 2016, compared to 5.7% for the same period in the prior year. Net income per diluted share was $0.13 and $0.21 for the three months ended December 31, 2016 and 2015, respectively. This decrease in net income was primarily driven by a decrease in operating income, partially offset by a decrease in provision for income taxes, as discussed above.

Liquidity and Capital Resources

 Overview

 Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $51.2 million and $77.1 million as of December 31, 2016 and September 30, 2016, respectively, of which $34.6 million, or 67.6%, and $53.3 million, or 69.2%, was held by our foreign subsidiaries as of December 31, 2016 and September 30, 2016, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of December 31, 2016 or September 30, 2016. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•	operating expenses;
•	working capital requirements to fund the growth of our business;
•	capital expenditures that primarily relate to IT equipment and our warehouse operations;
•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”); and
•	strategic acquisitions.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see "—Credit Facilities—Senior Secured Credit Facilities" below. As of December 31, 2016, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents decreased by $25.9 million during the three months ended December 31, 2016. The decrease was primarily due to cash used in operations.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended December 31,
Consolidated statements of cash flows data:	2016	2015

Net cash (used in) provided by operating activities	$(28,086)	$10,664
Net cash used in investing activities	(1,316)	(1,162)
Net cash provided by (used in) financing activities	5,141	(5,488)

Operating Activities

Our cash flows from operations fluctuates based on the level of profitability during the period as well as the timing of investments in inventory, collections of cash from our customers, payments of cash to our suppliers, and other changes in working capital accounts such as changes in our prepaid expenses and accrued liabilities or the timing of our tax payments.

Our operating activities used $28.1 million of cash in the three months ended December 31, 2016. The primary use of cash was a $42.2 million increase in inventory due chiefly to required stocking levels on new contracts being implemented. Our primary source of operating cash flow is cash received from customers. During the three months ended December 31, 2016, operating cash flows from net income adjusted for non-cash expenses was $25.5 million. The remaining use of cash for operations included an increase in accounts receivable of $2.2 million, a decrease in accounts payable of $8.3 million, and a $0.9 million net increase in other working capital accounts. We expect to continue investing in inventory in the near term to support new business wins.

Investing Activities

Our business is not capital intensive and capital expenditures are normally limited and relate primarily to computer hardware and software and warehouse equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers. During the three months ended December 31, 2016, $1.3 million was used for the purchase of property and equipment. During the three months ended December 31, 2015, $1.2 million was used primarily for the purchase of property and equipment.

Financing Activities

Net cash provided by our financing activities totaled $5.1 million in the three months ended December 31, 2016. In connection with the Fourth Amendment to our Credit Agreement discussed below, we borrowed $25.0 million on the revolving facility (as defined below) and paid $10.5 million in fees. During the quarter, we voluntarily repaid $5.0 million of the revolving facility borrowings and made our scheduled quarterly principal payments of $5.0 million and a voluntary prepayment of $1.3 million on the term loan A facility (as defined below). We also repaid $0.3 million in capital lease obligations and received proceeds from the issuance of common stock in connection with stock option exercises of $2.3 million. We expect to borrow and to repay borrowings under the revolving facility to reflect the quarterly fluctuations in operating cash flow and to fund our temporary investment in inventory for new business.

Credit Facilities

Senior Secured Credit Facilities

On October 4, 2016, we entered into the Fourth Amendment (the Amendment) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware (the Borrower) and the lenders and agents party thereto (as amended prior to the Amendment, the Existing Credit Agreement; the Existing Credit Agreement, as amended by the Amendment, the Credit Agreement). The Amendment modified the Existing Credit Agreement to replace the Borrower’s existing revolving facility with a new revolving facility in an aggregate principal amount of $180.0 million (the "revolving facility") and the Borrower’s existing senior secured term loan A facility with a new senior secured term loan A facility in an aggregate principal amount of $400.0 million (the term loan A facility). See Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a summary of the Amendment and our Credit Agreement.

The Credit Agreement also provides for a $525.0 million senior secured term loan B facility (the "term loan B facility"), which was not impacted by the Amendment. We refer to the term loan B facility, together with the term loan A facility and the revolving facility, as the "Credit Facilities."

As of December 31, 2016, our outstanding indebtedness under the Credit Facilities was $855.6 million, which consisted of (1) $395.0 million of indebtedness under the term loan A facility, and (2) $20.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of December 31, 2016, $160.0 million was available for borrowing under the revolving facility, of which we could borrow up to $60.0 million without breaching any covenants contained in the agreements governing our indebtedness.

Our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio (as defined in the Credit Agreement),with the maximum ratio currently set at 4.50, which will step down to 4.25 next quarter and will step down gradually during future quarters to 3.50 for the quarter ending September 30, 2018 and thereafter. Although our sales, earnings and cash outlook meets the projected requirements for these covenants by a narrow margin, ongoing analysis of forecast projections will be utilized to assess when and if actions are necessary, including potentially seeking an appropriate covenant waiver or amendment. The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of December 31, 2016, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.19.

UK Line of Credit

As of December 31, 2016, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($8.6 million based on the December 31, 2016 exchange rate) line of credit that automatically renews annually on October 1 (the "UK line of credit"). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of December 31, 2016, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

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

 The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part I, Item 1A. “Risk Factors” in the 2016 Form 10-K and the other documents we file from time to time with the SEC, including this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

For a description of our exposure to market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in the 2016 Form 10-K. There have been no material changes to our market risks since September 30, 2016, except as already disclosed in the 2016 Form 10-K under the sub-heading "Interest Rate Risk" regarding the Amendment to our Existing Credit Agreement on October 4, 2016.

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

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of the 2016 Form 10-K.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                     OTHER INFORMATION.

On February 6, 2017, Wesco Aircraft Hardware Corp., a wholly owned subsidiary of the Company, entered into a severance agreement with Todd Renehan, our Executive Vice President and Chief Commercial Officer. The severance agreement replaces and supersedes the terms of Mr. Renehan’s prior employment agreement, which was entered into in connection with our acquisition of the Haas Group, and standardizes Mr. Renehan’s severance terms with our other named executive officers. The severance agreement provides that, upon the termination of Mr. Renehan’s employment without cause or his resignation of employment for good reason (each a “Qualifying Termination”), Mr. Renehan will be entitled to, subject to his signing and not revoking a general release of claims, (i) severance payments equal to one times his annual base salary; (ii) a pro-rated bonus for the year of termination (based on actual performance for the fiscal year); (iii) continued use of his Company-owned or leased automobile, and reimbursement of operating and maintenance expenses, for six months following his termination; and (iv) monthly payments of an amount equal to the COBRA premium required to continue group medical, dental and vision coverage for 12 months following his termination. If a Qualifying Termination occurs within two years after a change in control of the Company, the severance agreement provides that Mr. Renehan will be entitled to, in lieu of the amounts above, (i) severance payments equal to two times the sum of his annual base salary plus target annual bonus amount; (ii) continued use of his Company-owned or leased automobile, and reimbursement of operating and maintenance expenses, for six months following his termination; and (iii) monthly payments of an amount equal to the COBRA premium required to continue group medical, dental and vision coverage for 24 months following his termination. In addition, if a Qualifying Termination occurs within two years after a change in control of the Company, the severance agreement provides that all of Mr. Renehan’s unvested equity or equity-based awards will fully vest, provided that, unless a provision more favorable to Mr. Renehan is included in the applicable award agreement, any such awards that are subject to performance-based vesting conditions will only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement.
This summary of the severance agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the severance agreement, which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

ITEM 6.                     EXHIBITS.

(a)              Exhibits

Exhibit Number	Description

10.1
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

10.2	Executive Severance Agreement between Todd Renehan and Wesco Aircraft Hardware Corp., dated February 6, 2017 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Date: February 7, 2017	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ David J. Castagnola
Name: David J. Castagnola
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2017	By:	/s/ Richard J. Weller
Name: Richard J. Weller
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)