Form 10-Q
period 2017-03-31
Wesco Aircraft Holdings, Inc
filed 2017-05-10
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of May 2, 2017 was 99,686,786.

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2017	September 30, 2016
Assets
Current assets
Cash and cash equivalents	$53,970	$77,061
Accounts receivable, net of allowance for doubtful accounts of $3,279 and $3,846 at March 31, 2017 and September 30, 2016, respectively	266,742	249,195
Inventories	774,418	713,470
Prepaid expenses and other current assets	13,526	10,203
Income taxes receivable	7,624	1,460
Total current assets	1,116,280	1,051,389
Property and equipment, net	51,309	50,525
Deferred line-of-credit financing costs, net	4,126	1,120
Goodwill	577,759	579,865
Intangible assets, net	185,789	194,114
Deferred tax assets	52,602	58,171
Other assets	12,537	13,394
Total assets	$2,000,402	$1,948,578

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$181,219	$181,700
Accrued expenses and other current liabilities	27,475	26,424
Income taxes payable	10,447	6,782
Capital lease obligations-current portion	2,848	1,471
Short-term borrowings and current portion of long-term debt	58,000	—
Total current liabilities	279,989	216,377
Capital lease obligations, less current portion	1,798	1,710
Long-term debt, less current portion	797,326	834,279
Deferred tax liabilities	478	4,092
Other liabilities	4,777	9,205
Total liabilities	1,084,368	1,065,663
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 99,686,786 and 98,614,908 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	100	99
Additional paid-in capital	435,546	427,295
Accumulated other comprehensive loss	(85,243)	(79,561)
Retained earnings	565,631	535,082
Total stockholders’ equity	916,034	882,915
	$2,000,402	$1,948,578

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	$364,599	$376,742	$703,970	$736,585
Cost of sales	269,844	274,405	519,758	537,619
Gross profit	94,755	102,337	184,212	198,966
Selling, general and administrative expenses	62,557	60,966	125,758	120,511
Income from operations	32,198	41,371	58,454	78,455
Interest expense, net	(8,842)	(9,114)	(19,915)	(18,111)
Other (expense) income, net	(255)	402	33	1,303
Income before provision for income taxes	23,101	32,659	38,572	61,647
Provision for income taxes	(5,659)	(9,167)	(8,023)	(17,546)
Net income	17,442	23,492	30,549	44,101
Other comprehensive income (loss), net	5,575	(7,895)	(5,682)	(14,192)
Comprehensive income	$23,017	$15,597	$24,867	$29,909
Net income per share:
Basic	$0.18	$0.24	$0.31	$0.45
Diluted	$0.18	$0.24	$0.31	$0.45
Weighted average shares outstanding:
Basic	98,709,557	97,390,636	98,512,601	97,303,808
Diluted	99,017,986	98,075,389	98,900,437	97,999,018

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$30,549	$44,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,472	14,053
Amortization of deferred financing costs	4,123	1,753
Bad debt and sales return reserve	(357)	771
Stock-based compensation expense	5,287	4,286
Excess tax benefit related to stock-based incentive plans	—	(796)
Deferred income taxes	562	2,150
Other non-cash items	11	(2,276)
Changes in assets and liabilities:
Accounts receivable	(19,601)	(22,859)
Inventories	(62,723)	(15,521)
Prepaid expenses and other assets	(2,653)	(9,032)
Income taxes receivable	(6,160)	55
Accounts payable	(780)	10,064
Accrued expenses and other liabilities	721	(8,395)
Income taxes payable	3,786	(3,528)
Net cash (used in) provided by operating activities	(33,763)	14,826

Cash flows from investing activities
Purchase of property and equipment	(4,209)	(7,233)
Proceeds from sales of assets	—	2,000
Net cash used in investing activities	(4,209)	(5,233)

Cash flows from financing activities
Proceeds from short-term borrowings	50,000	—
Repayment of short-term borrowings	(12,000)	—
Repayment of long-term debt	(11,344)	(30,000)
Financing costs	(12,739)	(2,076)
Repayment of capital lease obligations	(676)	(641)
Excess tax benefit related to stock-based incentive plans	—	796
Proceeds from issuance of common stock	2,965	3,478
Net cash provided by (used in) financing activities	16,206	(28,443)
Effect of foreign currency exchange rate on cash and cash equivalents	(1,325)	(978)
Net decrease in cash and cash equivalents	(23,091)	(19,828)
Cash and cash equivalents, beginning of period	77,061	82,866
Cash and cash equivalents, end of period	$53,970	$63,038

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

New Accounting Standards Issued

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company in fiscal year 2021, including interim reporting periods within that reporting period, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach shall be used when adopting ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company in fiscal year 2020 and interim periods therein, with early application permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements. As of September 30, 2016, total future minimum payments under our operating leases amounted to $57.8 million.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, and eliminates current GAAP options for measuring market value. ASU 2015-11 defines realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for the Company in fiscal year 2018, and interim periods therein. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-11 can only be applied prospectively. We do not anticipate the adoption of ASU 2015-11 will have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, ASU 2014-15 (1) provides a definition of the term “substantial doubt,” (2) requires an evaluation every reporting period, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for the Company in fiscal year 2017, and for annual periods and interim periods thereafter. We do not anticipate the adoption of ASU 2014-15 will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016 and December 2016, respectively (collectively the “amended ASU 2014-09”). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal year 2018, including interim reporting periods within that reporting period. We are currently evaluating the effect of the adoption of the amended ASU 2014-09 on our consolidated financial statements and the implementation approach to be used.

Adopted Accounting Standards

Effective October 1, 2016, we elected to early adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The primary impacts of adoption are (1) the recognition of excess tax benefits in our provision for income tax instead of paid-in capital and (2) the presentation of excess tax benefits in the statement of cash flows as cash provided by operating activities instead of cash provided by financing activities. The first requirement is required to be applied prospectively. For the six months ended March 31, 2017, we recorded $1.5 million of excess tax benefits as a reduction to our provision for income tax. For the second requirement, we elected to adopt this update prospectively. For the six months ended March 31, 2017, we included the $1.5 million excess tax benefits in cash provided by operating activities on our consolidated statements of cash flows.

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

Effective October 1, 2016, we adopted, on a prospective basis, ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. As of March 31, 2017, we did not have any provisional amounts outstanding from prior acquisitions. Therefore, the adoption of ASU 2015-16 did not have any impact on our consolidated financial statements.

Effective October 1, 2016, we adopted ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 states entities should present debt issuance costs as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of March 31, 2017 and September 30, 2016, we had $4.1 million and $1.1 million, respectively, of deferred financing costs related to our revolving line-of-credit facility.

Effective October 1, 2016, we adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. ASU 2015-03 requires that we change the presentation of debt issuance costs on our consolidated balance sheets. Effective October 1, 2016, our unamortized debt financing costs are presented as a reduction of long-term debt instead of being presented as an asset on our consolidated balance sheet. As required by ASU 2015-03, we reclassified $7.6 million of deferred debt financing costs from non-current assets to reduce our $841.9 million long-term debt as of September 30, 2016. As of March 31, 2017, deferred debt financing costs of $13.2 million are presented as a reduction of our long-term debt. See Note 6 for further information.

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

Note 3. Inventory

Our inventory is comprised solely of finished goods. During the three months ended March 31, 2017 and 2016, we recorded a charge to cost of sales of $3.1 million and $4.4 million, respectively, to write down excess inventory to its net realizable value. During the six months ended March 31, 2017 and 2016, we recorded a charge to cost of sales of $5.3 million and $6.4 million, respectively, to write down excess inventory to its net realizable value.

Note 4. Goodwill

During the six months ended March 31, 2017, goodwill declined $2.1 million as a result of the strengthening of the U.S. dollar compared to the British pound.

Goodwill consists of the following (in thousands):

	North America	Rest of World	Total
Goodwill as of September 30, 2016, gross	$779,647	$63,989	$843,636
Accumulated impairment	(263,771)	—	(263,771)
Goodwill as of September 30, 2016, net	515,876	63,989	579,865
Changes during the period:
Foreign currency translation	—	(2,106)	(2,106)

Goodwill as of March 31, 2017, gross	779,647	61,883	841,530
Accumulated impairment	(263,771)	—	(263,771)
Goodwill as of March 31, 2017, net	$515,876	$61,883	$577,759

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In July 2015, we entered into two interest rate swap agreements, which we designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement has an amortizing notional amount, which was $400.0 million as of March 31, 2017, and matures on September 30, 2017, giving us the contractual right to pay a fixed interest rate of 1.21% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin). The second interest rate swap agreement also has an amortizing notional amount, initially $375.0 million, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility, which is effective on September 29, 2017 and matures on September 30, 2019.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the six months ended March 31, 2017, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of March 31, 2017, we expected to reclassify approximately $1.3 million from accumulated other comprehensive loss and the related deferred tax to earnings as an increase to interest expense over the next 12 months.

Non-Designated Derivatives

On October 3 and October 5, 2016, we entered into two foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. Both foreign currency forward contracts expired on December 28, 2016. On January 6, 2017, we entered into one foreign currency forward contract to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The foreign currency forward contract expired on March 30, 2017. The derivatives are not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income (loss), net line of our consolidated statement of earnings and comprehensive income. We did not have foreign currency forward contracts as of March 31, 2017 and September 30, 2016.

The following table summarizes the notional principal amounts at March 31, 2017, and September 30, 2016 of our outstanding derivative instruments discussed above (in thousands).

	Derivative Notional
	March 31, 2017	September 30, 2016
Instruments designated as accounting hedges:
Interest rate contracts	$400,000	$425,000

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of March 31, 2017 and September 30, 2016 (in thousands).

		Fair Value
	Balance Sheet Locations	March 31, 2017	September 30, 2016
Instruments designated as accounting hedges:

Interest rate contracts	Other current assets	$26	$—
Interest rate contracts	Accrued expenses and other current liabilities	1,362	1,057
Interest rate contracts	Other liabilities	1,358	5,615

The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to interest expense on our consolidated statement of comprehensive income during the three and six months ended March 31, 2017 and 2016 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,

Cash Flow Hedge		2017	2016	2017	2016
Interest rate contracts	Interest expense, net	$137	$339	$389	$691

The following table provides the effective portion of the amount of gain (loss) recognized in other comprehensive income (net of income taxes) for the three and six months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,

Cash Flow Hedge	2017	2016	2017	2016
Interest rate contracts	$268	$(2,755)	$2,450	$(1,515)

The following table provides a summary of changes to our AOCI related to our cash flow hedging instruments (net of income taxes) during the three and six months ended March 31, 2017 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
Balance at beginning of period	$(2,024)	$(4,206)
Change in fair value of hedging instruments	131	2,061
Amounts reclassified to earnings	137	389
Net current period other comprehensive income	268	2,450
Balance at end of period	$(1,756)	$(1,756)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated statements of earnings and comprehensive income for the three and six months ended March 31, 2017 and 2016 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,
Instruments Not Designated As Hedging Instruments
		2017	2016	2017	2016
Foreign currency forward contracts	Other income (loss), net	$752	$(1,391)	$(1,843)	$(1,914)

Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities, and a line of credit. The carrying amounts of these instruments approximate fair value because of their short-term duration.  The fair value of the long-term debt instruments is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined below). The principal amounts and fair values of the debt instruments were as follows (in thousands):

	March 31, 2017		September 30, 2016
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A facility	$390,000	$388,245	$401,344	$401,344
Term loan B facility	440,562	428,704	440,562	435,716
Total long-term debt	$830,562	$816,949	$841,906	$837,060

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

The definition of fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counter party or us) will not be fulfilled. For financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the six months ended March 31, 2017. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of March 31, 2017 and September 30, 2016 (in thousands).

March 31, 2017	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Other current assets	$26	$—	$26	$—
Interest rate contracts	Accrued expenses and other current liabilities	1,362	—	1,362	—
Interest rate contracts	Other liabilities	1,358	—	1,358	—

September 30, 2016	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,057	$—	$1,057	$—
Interest rate contracts	Other liabilities	5,615	—	5,615	—

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

Note 6. Long-Term Debt

The credit agreement, dated as of December 7, 2012 (as amended), by and among the Company, Wesco Aircraft Hardware (the “Borrower”) and the lenders and agents party thereto, which governs our senior secured credit facilities, provides for (1) a $400.0 million senior secured term loan A facility (the “term loan A facility”), (2) a $180.0 million revolving facility (the “revolving facility”), and (3) a $525.0 million senior secured term loan B facility (the “term loan B facility”). We refer to term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.”

On March 28, 2017, we entered into the Fifth Amendment (the “Fifth Amendment”) to our credit agreement (as amended prior to the Fifth Amendment, the “Credit Agreement”; the Credit Agreement, as amended by the Fifth Amendment, the “Amended Credit Agreement”).

The Fifth Amendment modified the Credit Agreement to reduce the maximum amount permitted to be incurred under a Capped Incremental Facility (as such term is defined in the Amended Credit Agreement) from $150.0 million to $75.0 million, unless the Consolidated Total Leverage Ratio (as such term is defined in the Amended Credit Agreement), after giving effect to the incurrence of any incremental loans or commitments and the use of proceeds thereof, on a pro forma basis, would be less than or equal to 3.50, in which case the Capped Incremental Facility will remain at $150.0 million.

The Fifth Amendment also modified the Credit Agreement to (a) increase the highest possible interest rate margin applicable to loans under the term loan A facility and loans and commitments under the revolving facility from 2.75% to 3.00% for Eurocurrency loans and from 1.75% to 2.00% for Alternate Base Rate (“ABR”) loans and (b) increase the Consolidated Total Leverage Ratio levels in the financial covenant set forth in the Credit Agreement to a maximum of 4.60 for the quarter ending March 31, 2017, with step-downs to 4.50 for the quarters ending June 30, 2017 and September 30, 2017; 4.25 for the quarters ending December 31, 2017 and March 31, 2018; 4.00 for the quarters ending June 30, 2018 and September 30, 2018; 3.75 for the quarters ending December 31, 2018 and March 31, 2019; and 3.50 for the quarter ending June 30, 2019 and thereafter.

Long-term debt consists of the following (in thousands):

	March 31, 2017			September 30, 2016
	Principal Amount	Deferred Financing Costs	Carrying Amount	Principal Amount	Deferred Financing Costs	Carrying Amount
Term loan A facility	$390,000	$(8,465)	$381,535	$401,344	$(2,247)	$399,097
Term loan B facility	440,562	(4,771)	435,791	440,562	(5,380)	435,182
Less: current portion	(20,000)	—	(20,000)	—	—	—
Non-current portion	$810,562	$(13,236)	$797,326	$841,906	$(7,627)	$834,279

During the six months ended March 31, 2017, we made two required quarterly payments totaling $10.0 million and a voluntary prepayment of $1.3 million on our term loan A facility and two voluntary prepayments totaling $12.0 million on our borrowings under the revolving facility. As of March 31, 2017, $38.0 million of indebtedness was outstanding and $142.0 million was available for borrowing under the revolving facility, of which we could use up to $35.5 million to fund our operating and investing activities without breaching any covenants contained in the Amended Credit Agreement.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of March 31, 2017, the interest rate for borrowings under the term loan A facility was 3.99%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of March 31, 2017, the interest rate for borrowings under the term loan B facility was 3.65%, which approximated the effective interest rate. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 5 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of March 31, 2017, the interest rate for borrowings under the revolving facility was 3.89%.

As a result of the Fourth Amendment to our Credit Agreement on October 4, 2016, we incurred $10.5 million in fees that were capitalized, $7.2 million of which was related to the term loan A facility and $3.3 million of which was related to the revolving facility. Of the $3.4 million of the unamortized deferred financing costs related to the Credit Agreement prior to the Fourth Amendment, $2.3 million was written off as debt extinguishment loss in the six months ended March 31, 2017, which was included in interest expense for the period. As a result of the Fifth Amendment to our Credit Agreement on March 28, 2017, we incurred $2.3 million in fees that were capitalized, $1.6 million of which was related to the term loan A facility and $0.7 million of which was related to the revolving facility. The deferred financing costs of term loan B were not impacted by the Fourth Amendment or Fifth Amendment. The following table summarizes the total deferred financing costs for the term loan A facility, the term loan B facility and the revolving facility, which will be amortized over their remaining terms.

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred financing costs as of September 30, 2016	$2,247	$5,378	$1,120	$8,745
Write off for the Fourth Amendment	(1,769)	—	(553)	(2,322)
Deferred financing costs for the Fourth Amendment	7,215	—	3,247	10,462
Deferred financing costs for the Fifth Amendment	1,571	—	707	2,278
Amortization of deferred financing costs	(799)	(607)	(395)	(1,801)
Deferred financing costs as of March 31, 2017	$8,465	$4,771	$4,126	$17,362

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned,

domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

Our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio with the maximum ratio set at 4.60 for the three months ended March 31, 2017. The Amended Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. We were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.41 as of March 31, 2017.

As of March 31, 2017, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($8.8 million based on the March 31, 2017 exchange rate) line of credit that automatically renews annually on October 1 (the “UK line of credit”). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of March 31, 2017, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness, provided such borrowing, combined with borrowings under the Credit Facilities, does not cause us to exceed the maximum Consolidated Total Leverage Ratio.

Note 7. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$17,442	$23,492	$30,549	$44,101
Foreign currency translation gain (loss)	5,307	(5,140)	(8,132)	(12,677)
Unrealized gain (loss) on cash flow hedging instruments	268	(2,755)	2,450	(1,515)
Total comprehensive income	$23,017	$15,597	$24,867	$29,909

Note 8. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from in-the-money awards are calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income per share for the three and six months ended March 31, 2017 and 2016 (dollars in thousands except share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$17,442	$23,492	$30,549	$44,101
Basic weighted average shares outstanding	98,709,557	97,390,636	98,512,601	97,303,808
Dilutive effect of stock options and restricted stock awards/units	308,429	684,753	387,836	695,210
Dilutive weighted average shares outstanding	99,017,986	98,075,389	98,900,437	97,999,018
Basic net income per share	$0.18	$0.24	$0.31	$0.45
Diluted net income per share	$0.18	$0.24	$0.31	$0.45

 For the three months ended March 31, 2017 and 2016, respectively, 2,754,963 and 2,539,523 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect. For the six months ended March 31, 2017 and 2016, respectively, 2,181,968 and 2,758,707 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect.

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

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Net sales	$295,106	$69,493	$364,599	$301,981	$74,761	$376,742
Income from operations	22,992	9,206	32,198	28,149	13,222	41,371
Interest expense, net	8,087	755	8,842	8,041	1,073	9,114
Provision for income taxes	3,616	2,043	5,659	6,648	2,519	9,167
Capital expenditures	2,347	546	2,893	5,682	389	6,071
Depreciation and amortization	5,931	813	6,744	6,048	1,007	7,055

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Net sales	$565,575	$138,395	$703,970	$588,941	$147,644	$736,585
Income from operations	40,278	18,176	58,454	57,205	21,250	78,455
Interest expense, net	18,202	1,713	19,915	15,840	2,271	18,111
Provision for income taxes	4,164	3,859	8,023	13,060	4,486	17,546
Capital expenditures	3,411	798	4,209	6,738	495	7,233
Depreciation and amortization	11,881	1,591	13,472	12,002	2,051	14,053

	As of March 31, 2017			As of March 31, 2016
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Total assets	$1,685,146	$315,256	$2,000,402	$1,704,091	$315,017	$2,019,108
Goodwill	515,876	61,883	577,759	515,876	71,067	586,943

Note 10.  Income Taxes

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2017	2016	2017	2016
Provision for income taxes	$5,659	$9,167	$8,023	$17,546
Effective tax rate	24.5%	28.1%	20.8%	28.5%

For the three months ended March 31, 2017, our effective tax rate decreased 3.6 percentage points compared to the same period in the prior year primarily due to (i) an increase in the proportion of pre-tax income from foreign jurisdictions with lower tax rates than the U.S. and (ii) the impact of the adoption of ASU 2016-09 as discussed in Note 2.

For the six months ended March 31, 2017, our effective tax rate decreased 7.7 percentage points compared to the same period in the prior year primarily due to (i) an increase in the proportion of pre-tax income from foreign jurisdictions with lower tax rates than the U.S., (ii) the impact of the adoption of ASU 2016-09 and (iii) the release of a valuation allowance on a net operating loss carryforward of a foreign subsidiary.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2016, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on December 14, 2016 (collectively, the “2016 Form 10-K”) and “—Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Executive Overview

We are the world’s leading distributor and provider of comprehensive supply chain management services to the global aerospace industry, based on annual sales. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (“JIT”) delivery and point-of-use inventory management. We supply over 565,000 active stock-keeping units (“SKUs”), including C-class hardware, chemicals, electronic components, bearings, tools and machined parts. We serve our customers under both (1) long-term contractual arrangements (“Contracts”), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements (“LTAs”), that typically set prices for specific products, and (2) ad hoc sales.

Founded in 1953 by the father of our current Chairman of the Board of Directors, Wesco has grown to serve over 7,000 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers (“OEMs”) and their subcontractors, through which we support nearly all major Western aircraft programs. We also service industrial customers, which include customers in the automotive, energy, pharmaceutical and electronics sectors.

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

Other Factors Affecting Our Financial Results

Fluctuations in Revenue

 There are many factors, such as changes in customer aircraft build rates, customer plant shut downs, variation in customer working days, changes in selling prices, the amount of new customers’ consigned inventory and increases or decreases in customer inventory levels, that can cause fluctuations in our financial results from quarter to quarter. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. Ad hoc business tends to vary based on the amount of disruption in the market due to changes in aircraft build rates, new aircraft introduction, customer or site consolidations, and other factors. Fluctuations in our ad hoc business tend to be partially offset by our Contract business as most of our ad hoc revenue comes from our Contract customers.

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

Our Contracts generally provide for fixed prices, which can expose us to risks if prices we pay to our suppliers rise due to increased raw material or other costs. However, we believe our expansive product offerings and inventories, our ad hoc sales and, where possible, our longer-term agreements with suppliers have enabled us to mitigate this risk. Some of our Contracts are denominated in foreign currencies and fixed prices in these Contracts can expose us to fluctuations in foreign currency exchange rates with the U.S. dollar.

Fluctuations in Cash Flow

Our cash flows are affected by fluctuations in our inventory. When we are awarded new programs, we generally increase our inventory to prepare for expected sales related to the new programs, which often take time to materialize, and to achieve minimum stock requirements, if any. As a result, if certain programs for which we have procured inventory are delayed or if certain newer JIT customers’ consigned inventory is larger than we expected, we may experience a more sustained inventory increase.

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

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter to quarter. These fluctuations are primarily driven by changes, from quarter to quarter, in the timing of sales within the quarter and variation in the time required to collect the payments. The completion of customer Contracts with accelerated payment terms can also contribute to these quarter-to-quarter fluctuations. Similarly, our accounts payable may fluctuate from quarter to quarter, which is primarily driven by the timing of purchases or payments made to our suppliers.

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

 Income from Operations

Income from operations is the result of subtracting the cost of sales and selling, general and administrative (SG&A) expenses from net sales, and is used primarily to evaluate our performance and profitability.

 The principal component of our cost of sales is product cost, which was 94.4% and 92.8% of our total cost of sales for the six months ended March 31, 2017 and 2016, respectively. The remaining components are freight and expediting fees, import duties, tooling repair charges, supplies and contract labor costs.

 Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and includes charges, if any, to write down excess and obsolete (“E&O”) inventory to its net realizable value. The charge to write down E&O inventory is calculated by comparing our forecasted demand for each part to the quantity we currently have on hand. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O inventory policy, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventory” in the 2016 Form 10-K. During the three months ended March 31, 2017 and 2016, we recorded a charge of $3.1 million and $4.4 million, respectively, and during the six months ended March 31, 2017 and 2016, we recorded a charge of $5.3 million and $6.4 million, respectively, to cost of sales to write down E&O inventory to its net realizable value.

 The principal components of our SG&A expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; commissions paid to outside sales representatives; travel and other business expenses; training and recruitment costs; marketing, advertising and promotional event costs; rent; bad debt expense; professional services fees (including legal, audit and tax); and ordinary day-to-day business expenses. Depreciation and amortization expense is also included in SG&A expenses, and consists primarily of scheduled depreciation for leasehold improvements, machinery and equipment, vehicles, computers, software and furniture and fixtures. Depreciation and amortization also includes intangible asset amortization expense.

 Other Expenses

 Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities”) and our line-of-credit and deferred financing costs, net of interest income.

 Other Income (Expense), Net.  Other income (expense), net is primarily comprised of foreign currency exchange gain net of foreign currency exchange loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary, partially offset by the gain or loss on foreign currency forward contracts.

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

Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Consolidated result of operations:
Net sales:
North America	$295,106	$301,981	$565,575	$588,941
Rest of World	69,493	74,761	138,395	147,644
Total net sales	$364,599	$376,742	$703,970	$736,585

Income from operations:
North America	$22,992	$28,149	$40,278	$57,205
Rest of World	9,206	13,222	18,176	21,250
Total income from operations	32,198	41,371	58,454	78,455
Interest expense, net	(8,842)	(9,114)	(19,915)	(18,111)
Other (expense) income, net	(255)	402	33	1,303
Income before provision for income taxes	23,101	32,659	38,572	61,647
Provision for income taxes	(5,659)	(9,167)	(8,023)	(17,546)
Net income	$17,442	$23,492	$30,549	$44,101

	Three Months Ended March 31,		Six Months Ended March 31,
(As a % of total net sales; numbers have been rounded)	2017	2016	2017	2016
Income from operations by segment:
North America	7.8%	9.3%	7.1%	9.7%
Rest of World	13.2%	17.7%	13.1%	14.4%

Consolidated:
Income from operations	8.8%	11.0%	8.3%	10.7%
Interest expense, net	(2.4)	(2.4)	(2.8)	(2.5)
Other (expense) income, net	(0.1)	0.1	—	0.2
Income before provision for income taxes	6.3	8.7	5.5	8.4
Provision for income taxes	(1.5)	(2.5)	(1.2)	(2.4)
Net income	4.8%	6.2%	4.3%	6.0%

Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016

Net Sales

Consolidated net sales decreased $12.1 million, or 3.2%, to $364.6 million for the three months ended March 31, 2017, compared with $376.7 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $9.4 million. Excluding foreign currency translation impacts, net sales for the three months ended March 31, 2017 decreased $2.7 million compared to the three months ended March 31, 2016. The $2.7 million decrease was primarily due to a $4.5 million decrease in ad hoc sales partially offset by an increase in contract sales of $1.8 million. The decline in ad hoc sales was primarily due to production schedule changes, one less customer production day, and increased competition. The reduction in customer production days affected both ad hoc and Contract sales; however, other increases in Contract sales, related both to increases in contract volume and new contracts, more than offset this impact. Contract sales for the quarter ended March 31, 2016 included a one-time end of contract sale of $9.8 million related to a large commercial hardware contract that terminated on March 31, 2015. Excluding this $9.8 million which did not repeat in 2017, Contract sales increased $11.6 million due to increases in contract volume and new contracts. Ad hoc and Contract sales as a percentage of net sales represented 23% and 77%, respectively, for the three months ended March 31, 2017 as compared to 25% and 75%, respectively, for the same period in the prior year.

Net sales for our North America segment decreased $6.9 million, or 2.3%, to $295.1 million for the three months ended March 31, 2017, compared with $302.0 million for the same period in the prior year. The $6.9 million decrease was primarily due to a decrease in ad hoc sales of $5.2 million and a decrease in Contract sales of $1.7 million. The decrease in ad hoc sales is due to customer production schedule changes and one less customer production day. The $1.7 million decrease in Contract sales was primarily the result of the $9.8 million impact of the conclusion of a large commercial hardware contract as discussed above, offset by $8.1 million of higher Contract sales due to increases in contract volume and new contracts.

Net sales for our Rest of World segment decreased $5.2 million, or 7.0%, to $69.5 million for the three months ended March 31, 2017, compared with $74.7 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $9.4 million. Excluding foreign currency translation impacts, net sales for the three months ended March 31, 2017 increased $4.2 million compared to the same period in the prior year. The $4.2 million increase was due to ad hoc sales growth of $0.7 million and Contract sales growth of $3.5 million that was primarily due to increased production and expanded content.

Income from Operations

Consolidated income from operations decreased $9.2 million, or 22.2%, to $32.2 million for the three months ended March 31, 2017, compared with $41.4 million for the same period in the prior year. Income from operations as a percentage of net sales was 8.8% for the three months ended March 31, 2017, compared to 11.0% for the three months ended March 31, 2016, a decrease of 2.2 percentage points. Average gross margins decreased 1.2 percentage points and SG&A as a percent of net sales increased by 1.0 percentage point. The $9.2 million decrease in income from operations was comprised of a decrease in gross profit of $7.6 million and an increase in SG&A expenses of $1.6 million. The foreign currency translation impact on gross profit was a decrease of $2.8 million. The remaining $4.8 million decrease in gross profit was primarily driven by the decline in gross margins and, to a lesser extent, by a decrease in net sales on a constant currency basis. The 1.2 percentage point decline in gross margins was due primarily to changes in product mix and to a lesser extent to a decrease in ad hoc margins compared to the same period of the prior year, which were unusually high, partially offset by a decrease in write downs of E&O inventory which included a $2 million charge in the prior year in the North American segment related to a sale of assets and site consolidations. The increase in SG&A expenses was $3.3 million after adjusting for the $1.7 million impact of foreign currency translation, which was largely driven by increases in payroll and other people costs of $2.9 million, IT related costs of $0.6 million, non-cash stock-based compensation of $0.5 million, commissions of $0.3 million, repair and maintenance costs of $0.3 million and delivery costs of $0.3 million. The increase in payroll and other people costs was due in part to increased staffing to support new business. These increases were partially offset by decreases in professional fees of $1.2 million and in bad debt expense of $1.2 million.

Income from operations for our North America segment decreased $5.2 million, or 18.3%, to $23.0 million compared with $28.2 million for the same period in the prior year. Income from operations as a percentage of net sales was 7.8% for the three months ended March 31, 2017, compared to 9.3% for the same period in the prior year, a decrease of 1.5 percentage points. Average gross margins decreased 0.4 percentage point and SG&A as a percent of net sales increased by 1.1 percentage points. The $5.2 million decrease in income from operations was comprised of a decrease in gross profit of $2.9 million and an increase in SG&A expenses of $2.3 million. The decline in gross profit was due primarily to the decline in sales. Average gross margins decreased only slightly as the impact of an adverse change in product mix was offset by the lower write down in E&O inventory compared to the prior year mentioned above. The $2.3 million increase in SG&A expenses was largely driven by increases in payroll and other people costs of $2.1 million, IT related costs of $0.6 million, non-cash stock-based compensation of $0.5 million, commissions of $0.3 million, repair and maintenance costs of $0.3 million and delivery costs of $0.3 million. These increases were partially offset by decreases in professional fees of $1.2 million and in bad debt expense of $0.9 million.

Income from operations for our Rest of World segment decreased $4.0 million, or 30.4%, to $9.2 million, compared with $13.2 million for the same period in the prior year. Income from operations as a percentage of net sales was 13.2% for the three months ended March 31, 2017, compared to 17.7% for the same period in the prior year, a decrease of 4.5 percentage points. Average gross margins decreased 4.3 percentage points and SG&A as a percent of net sales increased by 0.2 percentage points. The $4.0 million decrease in income from operations was the result of a decrease in gross profit of $4.7 million partially offset by a decrease in SG&A expenses of $0.7 million. The foreign currency translation impact on gross profit was a decrease of $2.8 million. The remaining $1.9 million decrease in gross profit was primarily driven by lower average gross margins due to changes in product mix and an increase in the write-down of E&O inventory. Excluding $1.7 million impact of foreign currency translation, SG&A expenses increased by $1.0 million, largely driven by increases in payroll and other people costs of $0.7 million and travel expenses of $0.3 million, partially offset by a decrease in bad debt expense of $0.3 million.

Interest Expense, Net

Interest expense, net was $8.8 million for the three months ended March 31, 2017, compared with $9.1 million for the same period in the prior year. The decrease was primarily due to the repayment of our long-term debt during the twelve months ended March 31, 2017.

Other (Expense) Income, Net

Other expense, net was $0.3 million for the three months ended March 31, 2017, compared with other income, net of $0.4 million for the same period in the prior year. The $0.7 million decrease was primarily related to lower net foreign currency exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2017 was $5.7 million, compared with $9.2 million for the same period in the prior year. The reduction in provision for income taxes compared to the same period of the prior year is due to a combination of lower pre-tax income and a lower effective tax rate. Our effective tax rate was 24.5% and 28.1% for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, our effective tax rate decreased primarily due to (i) an increase in the proportion of pre-tax income from foreign jurisdictions with lower tax rates than the U.S. and (ii) the impact of the adoption of ASU 2016-09 as discussed in Note 2 of the Notes to the Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Net Income

Net income decreased $6.1 million, or 25.8% for the three months ended March 31, 2017 to $17.4 million, compared with $23.5 million for the same period in the prior year. Net income as a percentage of net sales was 4.8% for the three months ended March 31, 2017, compared to 6.2% for the same period in the prior year. Net income per diluted share was $0.18 and$0.24 for the three months ended March 31, 2017 and 2016, respectively. This decrease in net income was primarily driven by a decrease in operating income, partially offset by a decrease in provision for income taxes, as discussed above.

Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016

 Net Sales

 Consolidated net sales decreased $32.6 million, or 4.4%, to $704.0 million for the six months ended March 31, 2017, compared with $736.6 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $23.0 million. Excluding foreign currency translation impacts, net sales for the six months ended March 31, 2017 decreased $9.6 million compared to the same period in prior year. The $9.6 million decrease was primarily due to a decrease in ad hoc sales of $13.1 million partially offset by an increase in Contract sales of $3.5 million. The decline in ad hoc sales was primarily due to production schedule changes including the timing of December holidays which resulted in more customer production shut downs than in the prior year and the second quarter had one less production day than in the prior year. This reduction in customer production days affected both ad hoc and Contract sales; however, other increases in contract sales, related both to increases in contract volume and new contracts, more than offset this impact. Contract sales for the period ended March 31, 2016 included $9.8 million related to a large commercial hardware contract that ended on March 31, 2015. Excluding this $9.8 million, which did not repeat in 2017, Contract sales increased $13.3 million due to increases in contract volume and new contracts. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the six months ended March 31, 2017 as compared to 25% and 75%, respectively, for the same period in the prior year.

Net sales for our North America segment decreased $23.4 million, or 4.0%, to $565.6 million for the six months ended March 31, 2017, compared with $588.9 million for the same period in the prior year. The $23.4 million decrease was primarily due to a decrease in ad hoc sales of $18.0 million and a decrease in Contract sales of $5.4 million. The $18.0 million decline in ad hoc sales was primarily due to customer production schedule changes including the timing of December holidays which resulted in more customer production shut downs than in the prior year. The $5.4 million decrease in Contract sales was primarily the result of the $9.8 million impact of the conclusion of a large commercial hardware contract as discussed above, partially offset by other increases in contract sales, related both to increases in contract volume and new contracts.

Net sales for our Rest of World segment decreased $9.2 million, or 6.3%, to $138.4 million for the six months ended March 31, 2017, compared with $147.6 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $23.0 million. Excluding foreign currency translation impacts, net sales for the six months ended March 31, 2017 increased $13.8 million compared to the same period in the prior year. The $13.8 million increase was due primarily to ad hoc sales growth of $4.9 million and Contract sales growth of $8.9 million that was primarily due to increased production and expanded content.

 Income from Operations

 Consolidated income from operations decreased $20.0 million or 25.5%, to $58.5 million for the six months ended March 31, 2017, compared with $78.5 million for the same period in the prior year. Income from operations as a percentage of net sales was 8.3% for the six months ended March 31, 2017, compared to 10.7% for the six months ended March 31, 2016, a decrease of 2.4 percentage points. Average gross margins decreased 0.8 percentage point and SG&A as a percent of net sales increased by 1.6 percentage points. The $20.0 million decrease in income from operations was comprised of a decrease in gross profit of $14.8 million and an increase in SG&A expenses of $5.2 million. The foreign currency translation impact on gross profit was a decrease of $7.1 million. The remaining $7.7 million decrease in gross profit was primarily driven by the decline in gross margins and the decrease in sales on a constant currency basis. The decline in gross margin was primarily related to chemical sales which had higher freight and expedite costs compared to the prior year. The increase in SG&A expenses was $9.4 million after adjusting for the $4.2 million impact of foreign currency translation, which was largely driven by increases in payroll and other people costs of $7.9 million, IT related costs of $2.0 million, non-cash stock-based compensation of $1.0 million, repair and maintenance costs of $0.7 million and delivery costs of $0.5 million. The increase in payroll and other people costs was due in part to increased staffing required to begin implementing new contracts. These increases were partially offset by decreases in professional fees of $2.3 million and in bad debt expense of $1.1 million.

Income from operations for our North America segment decreased $16.9 million or 29.6%, to $40.3 million, compared with $57.2 million for the same period in the prior year. Income from operations as a percentage of net sales was 7.1% for the six months ended March 31, 2017, compared to 9.7% for the same period in the prior year, a decrease of 2.6 percentage points. Average gross margins decreased 0.6 percentage points and SG&A as a percent of net sales increased by 2.0 percentage points. The $16.9 million decrease in income from operations was comprised of a decrease in gross profit of $9.7 million and an increase in SG&A expenses of $7.2 million. The $9.7 million decrease in gross profit was primarily driven by decreased net sales, and a decrease in gross margins caused by changes in sales mix, partially offset by a decrease in write downs of E&O inventory. The $7.2 million increase in SG&A expenses was largely driven by increases in payroll and other people related costs of $6.2 million, IT related costs of $2.0 million, non-cash stock-based compensation of $1.0 million, repair and maintenance costs of $0.6 million and delivery costs of $0.5 million. These increases were partially offset by decreases in professional fees of $2.3 million decrease in professional fees and in bad debt expense of $0.6 million.

 Income from operations for our Rest of World segment decreased $3.1 million, or 14.5%, to $18.2 million, compared with $21.3 million for the same period in the prior year. Income from operations as a percentage of net sales was 13.1% for the six months ended March 31, 2017, compared to 14.4% for the same period in the prior year, a decrease of 1.3 percentage points. Average gross margins decreased 1.7 percentage points and SG&A as a percent of net sales decreased by 0.4 percentage points. The decrease in income from operations is comprised of a $5.1 million decrease in gross profit, offset by a $2.0 million decrease in SG&A expenses. The $5.1 million decrease in gross profit was primarily due to a $7.1 million decrease from foreign currency translation impact, offset by $2.0 million increase in gross profit primarily driven by the increase in net sales on a constant currency basis and favorable changes in product mix. Excluding $4.2 million impact of foreign currency translation, SG&A expenses increased by $2.2 million, largely driven by increases in payroll and other people costs of $1.7 million and travel expenses of $0.4 million, partially offset by a decrease in bad debt expense of $0.5 million.

 Interest Expense, Net

 Interest expense, net was $19.9 million for the six months ended March 31, 2017, compared with $18.1 million for the same period in the prior year. The increase was primarily due to $2.3 million of deferred financing costs written off in the six months ended March 31, 2017 as debt extinguishment loss related to the Credit Agreement (as defined and described in Note 6 of Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), offset by a decrease of interest expense due to the repayment of our long-term debt during the twelve months ended March 31, 2017.

Other Income, Net

Other income, net was $33,000 for the six months ended March 31, 2017, compared with other income, net of $1.3 million for the same period in the prior year. The $1.3 million decrease in other income was primarily related to lower net foreign currency exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Provision for Income Taxes

The provision for income taxes for the six months ended March 31, 2017 was $8.0 million, compared with $17.5 million for the same period in the prior year. The reduction in provision for income taxes compared to the same period of the prior year is due to a combination of lower pre-tax income and a lower effective tax rate. Our effective tax rate was 20.8% and 28.5% for the six months ended March 31, 2017 and 2016, respectively. For the six months ended March 31, 2017, our effective tax rate decreased primarily due to (i) an increase in the proportion of pre-tax income from foreign jurisdictions with lower tax rates than the U.S., (ii) the impact of the adoption of ASU 2016-09 and (iii) the release of a valuation allowance on a net operating loss carryforward of a foreign subsidiary.

Net Income

Net income decreased $13.6 million, or 30.7%, for the six months ended March 31, 2017 to $30.5 million, compared with $44.1 million for the same period in the prior year. Net income as a percentage of net sales was 4.3% for the six months ended March 31, 2017, compared to 6.0% for the same period in the prior year. Net income per diluted share was $0.31 and $0.45 for the six months ended March 31, 2017 and 2016, respectively. This decrease in net income was primarily driven by a decrease in operating income, partially offset by a decrease in provision for income taxes, as discussed above.

Liquidity and Capital Resources

 Overview

 Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $54.0 million and $77.1 million as of March 31, 2017 and September 30, 2016, respectively, of which $41.9 million, or 77.6%, and $53.3 million, or 69.2%, was held by our foreign subsidiaries as of March 31, 2017 and September 30, 2016, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of March 31, 2017 or September 30, 2016. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•	operating expenses;
•	working capital requirements to fund the growth of our business;
•	capital expenditures that primarily relate to IT equipment and our warehouse operations;
•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”); and
•	strategic acquisitions.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see “—Credit Facilities—Senior Secured Credit Facilities” below. As of March 31, 2017, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents decreased by $23.1 million during the six months ended March 31, 2017. The decrease was primarily due to cash used in operating activities.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended March 31,
Consolidated statements of cash flows data:	2017	2016

Net cash (used in) provided by operating activities	$(33,763)	$14,826
Net cash used in investing activities	(4,209)	(5,233)
Net cash provided by (used in) financing activities	16,206	(28,443)

Operating Activities

Our cash flows from operations fluctuates based on the level of profitability during the period as well as the timing of investments in inventory, collections of cash from our customers, payments of cash to our suppliers, and other changes in working capital accounts such as changes in our prepaid expenses and accrued liabilities or the timing of our tax payments.

Our operating activities used $33.8 million of cash in the six months ended March 31, 2017. The primary use of cash was a $62.7 million increase in inventory due chiefly to required stocking levels on new contracts being implemented. Our primary source of operating cash flow is cash received from customers. During the six months ended March 31, 2017, operating cash flows from net income adjusted for non-cash expenses was $53.6 million. The remaining use of cash for operations included an increase in accounts receivable of $19.6 million, a decrease in accounts payable of $0.8 million, and a $4.3 million net increase in other working capital accounts. We expect to continue investing in inventory in the near term to support new business wins.

Investing Activities

Our business is not capital intensive and capital expenditures are normally limited and relate primarily to computer hardware and software and warehouse equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers. During the six months ended March 31, 2017, $4.2 million was used for the purchase of property and equipment.

Financing Activities

Cash provided by our financing activities totaled $16.2 million in the six months ended March 31, 2017. We borrowed $50.0 million on the revolving facility (as defined below) to fund our working capital needs and paid $12.7 million in financing fees (for additional information about our financing fees, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q). During the six months ended March 31, 2017, we voluntarily repaid $12.0 million of the revolving facility borrowings and made two required quarterly principal payments totaling $10.0 million and a voluntary prepayment of $1.3 million on the term loan A facility (as defined below). We also repaid $0.7 million in capital lease obligations and received proceeds from the issuance of common stock in connection with stock option exercises of $2.9 million. We expect to borrow and to repay borrowings under the revolving facility in response to the quarterly fluctuations in operating cash flow and to fund our temporary investment in inventory for new business.

Credit Facilities

Senior Secured Credit Facilities

The credit agreement, dated as of December 7, 2012 (as amended), by and among the Company, Wesco Aircraft Hardware (the “Borrower”) and the lenders and agents party thereto, which governs our senior secured credit facilities, provides for (1) a $400.0 million senior secured term loan A facility (the “term loan A facility”), (2) a $180.0 million revolving facility (the “revolving facility”), and (3) a $525.0 million senior secured term loan B facility (the “term loan B facility”). We refer to the term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.” See Note

6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q for a summary of the Credit Facilities and the Amended Credit Agreement, including the Fourth Amendment entered into on October 4, 2016 and the Fifth Amendment entered into on March 28, 2017.

As of March 31, 2017, our outstanding indebtedness under our Credit Facilities was $868.6 million, which consisted of (1) $390.0 million of indebtedness under the term loan A facility, (2) $38.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of March 31, 2017, $142.0 million was available for borrowing under the revolving facility, of which we could use up to $35.5 million to fund our operating and investing activities without breaching any covenants contained in our Amended Credit Agreement.

As referred to above, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio with the maximum ratio currently set at 4.60, which will step down to 4.50 next quarter and will step down gradually during future quarters to 3.50 for the quarter ending June 30, 2019 and thereafter. We intend to continue analyzing earnings and cash forecasts to assess when and if additional actions are necessary, including potentially seeking an appropriate covenant waiver or amendment. The Amended Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of March 31, 2017, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.41.

UK Line of Credit

As of March 31, 2017, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($8.8 million based on the March 31, 2017 exchange rate) line of credit that automatically renews annually on October 1 (the “UK line of credit”). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of March 31, 2017, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness, provided such borrowing, combined with borrowings under the Credit Facilities, does not cause us to exceed the maximum Consolidated Total Leverage Ratio.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

For a description of our exposure to market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in the 2016 Form 10-K. There have been no material changes to our market risks since September 30, 2016, except as already disclosed in the 2016 Form 10-K under the sub-heading “Interest Rate Risk” regarding the Amendment to our Credit Agreement on October 4, 2016 and as noted below.

On April 1, 2017, due to an internal reorganization, our U.K. operations began operating under a new subsidiary, Wesco Aircraft EMEA, Ltd. (“Wesco EMEA”) with a U.S. dollar functional currency. Our operations in the U.K. have revenue and costs primarily in U.S. dollars, as well as in British pounds and Euros. The change to a U.S. dollar functional currency for our operations in the U.K. will change the nature of the foreign currency impacts on our financial results on an economic impact, translation impact, and transactional gain or loss basis. This reorganization is expected to eliminate the foreign currency translation risk associated with our U.K. operations and to make the management of transactional gains and losses easier and less expensive. Regarding the economic impact of foreign currency movements, Wesco EMEA’s revenues and product costs are predominately denominated in U.S. dollars and its operating expenses are predominately denominated in British pounds. Accordingly, changes in the exchange rate between U.S. dollars and British pounds will cause the operating margins of Wesco EMEA to expand or contract.

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

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS.

The risk factor presented below has been revised to reflect the Fifth Amendment to our Credit Agreement.

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

In addition, the Credit Facilities contain a maximum leverage ratio covenant. A breach of this financial covenant could result in a default under the Credit Facilities. If any such default occurs, the lenders under the Credit Facilities may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Credit Facilities, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the Credit Facilities was to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Senior Secured Credit Facilities” for additional information about the Company’s compliance with the Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) maintenance covenant contained in the Amended Credit Agreement.

There have been no other material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of the 2016 Form 10-K.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                     OTHER INFORMATION.

On May 8, 2017, the compensation committee of the Company’s board of directors determined to increase the base salary and annual target bonus award levels for Todd Renehan and Alex Murray, in connection with their recent appointment to the positions of Chief Executive Officer and President and Chief Operating Officer, respectively.  Mr. Renehan’s base salary was increased to $600,000 and his target bonus award level was increased to 100% of his base salary.  Mr. Murray’s base salary was increased to $500,000 and his target bonus award level was increased to 75% of his base salary.

ITEM 6.                     EXHIBITS.

(a)              Exhibits

Exhibit Number	Description

10.1
Fifth Amendment to Credit Agreement, dated as of March 28, 2017, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2017 (File No. 001-35253))

10.2
Executive Severance Agreement between Todd Renehan and Wesco Aircraft Hardware Corp., dated February 6, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (File No. 001-35253))

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

Date: May 9, 2017	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Todd S. Renehan
Name: Todd S. Renehan
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Richard J. Weller
Name: Richard J. Weller
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)