Form 10-Q
period 2017-06-30
Wesco Aircraft Holdings, Inc
filed 2017-08-09
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of August 1, 2017 was 99,579,363.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2017	September 30, 2016
Assets
Current assets
Cash and cash equivalents	$57,056	$77,061
Accounts receivable, net of allowance for doubtful accounts of $3,240 and $3,846 at June 30, 2017 and September 30, 2016, respectively	264,023	249,195
Inventories	802,709	713,470
Prepaid expenses and other current assets	12,865	10,203
Income taxes receivable	1,387	1,460
Total current assets	1,138,040	1,051,389
Property and equipment, net	51,172	50,525
Deferred line-of-credit financing costs, net	3,906	1,120
Goodwill	266,644	579,865
Intangible assets, net	182,045	194,114
Deferred tax assets	119,293	58,171
Other assets	12,566	13,394
Total assets	$1,773,666	$1,948,578

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$175,834	$181,700
Accrued expenses and other current liabilities	33,882	26,424
Income taxes payable	—	6,782
Capital lease obligations-current portion	2,922	1,471
Short-term borrowings and current portion of long-term debt	68,000	—
Total current liabilities	280,638	216,377
Capital lease obligations, less current portion	2,298	1,710
Long-term debt, less current portion	793,061	834,279
Deferred tax liabilities	4,092	4,092
Other liabilities	5,767	9,205
Total liabilities	1,085,856	1,065,663
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 99,579,363 and 98,614,908 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	100	99
Additional paid-in capital	436,020	427,295
Accumulated other comprehensive loss	(84,283)	(79,561)
Retained earnings	335,973	535,082
Total stockholders’ equity	687,810	882,915
	$1,773,666	$1,948,578

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive (Loss) Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$363,907	$375,186	$1,067,877	$1,111,771
Cost of sales	273,699	275,945	793,457	813,564
Gross profit	90,208	99,241	274,420	298,207
Selling, general and administrative expenses	66,313	59,197	192,071	179,708
Goodwill impairment	311,114	—	311,114	—
(Loss) income from operations	(287,219)	40,044	(228,765)	118,499
Interest expense, net	(9,614)	(9,325)	(29,529)	(27,436)
Other income, net	256	2,657	289	3,960
(Loss) income before provision for income taxes	(296,577)	33,376	(258,005)	95,023
Benefit (provision) for income taxes	66,969	(9,360)	58,946	(26,906)
Net (loss) income	(229,608)	24,016	(199,059)	68,117
Other comprehensive income (loss), net	960	(21,936)	(4,722)	(36,128)
Comprehensive (loss) income	$(228,648)	$2,080	$(203,781)	$31,989
Net (loss) income per share:
Basic	$(2.32)	$0.25	$(2.02)	$0.70
Diluted	$(2.32)	$0.24	$(2.02)	$0.69
Weighted average shares outstanding:
Basic	98,869,675	97,929,438	98,558,330	97,511,590
Diluted	98,869,675	98,599,215	98,558,330	98,108,904

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(199,059)	$68,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,812	20,843
Amortization of deferred financing costs	5,136	3,144
Bad debt and sales return reserve	(252)	41
Goodwill impairment	311,114	—
Stock-based compensation expense	5,958	6,406
Excess tax benefit related to stock-based incentive plans	—	(796)
Deferred income taxes	(62,231)	4,240
Other non-cash items	528	(4,374)
Changes in assets and liabilities:
Accounts receivable	(15,972)	(10,466)
Inventories	(91,599)	(25,253)
Prepaid expenses and other assets	(1,854)	(352)
Income taxes receivable	86	5
Accounts payable	(5,675)	21,466
Accrued expenses and other liabilities	6,905	(6,098)
Income taxes payable	(6,743)	(10,330)
Net cash (used in) provided by operating activities	(32,846)	66,593

Cash flows from investing activities
Purchase of property and equipment	(6,831)	(11,161)
Proceeds from sales of assets	—	2,000
Net cash used in investing activities	(6,831)	(9,161)

Cash flows from financing activities
Proceeds from short-term borrowings	60,000	—
Repayment of short-term borrowings	(12,000)	—
Repayment of long-term debt	(16,344)	(76,000)
Financing costs	(12,796)	(2,126)
Repayment of capital lease obligations	(1,278)	(1,037)
Excess tax benefit related to stock-based incentive plans	—	796
Proceeds from issuance of common stock	2,965	6,126
Settlement on restricted stock tax withholding	(264)	—
Net cash provided by (used in) financing activities	20,283	(72,241)
Effect of foreign currency exchange rate on cash and cash equivalents	(611)	(2,572)
Net decrease in cash and cash equivalents	(20,005)	(17,381)
Cash and cash equivalents, beginning of period	77,061	82,866
Cash and cash equivalents, end of period	$57,056	$65,485

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

New Accounting Standards Issued

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company in fiscal year 2021, including interim reporting periods within that reporting period, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20 and ASU 2017-10, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016 and May 2017, respectively (collectively the “amended ASU 2014-09”). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal year 2018, including interim reporting periods within that reporting period.

The amended ASU 2014-09 may have an impact on the timing and amount of revenues and cost of sales in our industry due primarily to changes in whether certain performance obligations are accounted for on a gross or net basis, separating service revenue from the related product revenue, reporting costs currently included in operating expense as costs of services, and capitalizing certain up-front costs related to contracts and amortizing them over the service period. We have begun reviewing our largest contracts to determine the extent to which these and other issues may impact on our results after adoption. We plan to adopt the amended ASU 2014-09 in fiscal 2019 using the modified retrospective method.

Adopted Accounting Standards

Effective October 1, 2016, we elected to early adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The primary impacts of adoption are (1) the recognition of excess tax benefits in our benefit (provision) for income taxes instead of paid-in capital and (2) the presentation of excess tax benefits in the statement of cash flows as cash provided by operating activities instead of cash provided by financing activities. The first requirement is required to be applied prospectively. For the nine months ended June 30, 2017, we recorded $1.2 million of excess tax benefits as a reduction to our provision for income tax. For the second requirement, we elected to adopt this update prospectively. For the nine months ended June 30, 2017, we included the $1.2 million excess tax benefits in cash provided by operating activities on our consolidated statements of cash flows.

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

Effective October 1, 2016, we adopted, on a prospective basis, ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. As of June 30, 2017, we did not have any provisional amounts outstanding from prior acquisitions. Therefore, the adoption of ASU 2015-16 did not have any impact on our consolidated financial statements.

Effective October 1, 2016, we adopted ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 states entities should present debt issuance costs as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of June 30, 2017 and September 30, 2016, we had $3.9 million and $1.1 million, respectively, of deferred financing costs related to our revolving line-of-credit facility.

Effective October 1, 2016, we adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. ASU 2015-03 requires that we change the presentation of debt issuance costs on our consolidated balance sheets. Effective October 1, 2016, our unamortized debt financing costs are presented as a reduction of long-term debt instead of being presented as an asset on our consolidated balance sheet. As required by ASU 2015-03, we reclassified $7.6 million of deferred debt financing costs from non-current assets to reduce our $841.9 million long-term debt as of September 30, 2016. As of June 30, 2017, deferred debt financing costs of $12.5 million are presented as a reduction of our long-term debt. See Note 6 for further information.

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

Note 3. Inventory

Our inventory is comprised solely of finished goods. During the three months ended June 30, 2017 and 2016, we recorded a charge to cost of sales of $3.8 million and $3.2 million, respectively, to write down excess inventory to its net realizable value. During the nine months ended June 30, 2017 and 2016, we recorded a charge to cost of sales of $9.1 million and $9.6 million, respectively, to write down excess inventory to its net realizable value.

Note 4. Goodwill

During the nine months ended June 30, 2017, goodwill declined $313.2 million, of which $311.1 million was an impairment charge and $2.1 million was a reduction as a result of the strengthening of the U.S. dollar compared to the British pound.

Goodwill consists of the following (in thousands):

	North America	Rest of World	Total
Goodwill as of September 30, 2016, gross	$779,647	$63,989	$843,636
Accumulated impairment	(263,771)	—	(263,771)
Goodwill as of September 30, 2016, net	515,876	63,989	579,865
Changes during the period:
Foreign currency translation	—	(2,107)	(2,107)
Goodwill impairment	(311,114)	—	(311,114)

Goodwill as of June 30, 2017, gross	779,647	61,882	841,529
Accumulated impairment	(574,885)	—	(574,885)
Goodwill as of June 30, 2017, net	$204,762	$61,882	$266,644

We test goodwill for impairment using a qualitative assessment process or a two-step quantitative assessment process. Step 1 of the quantitative process involves comparing the carrying value of net assets, including goodwill, to the fair value of the reporting unit. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the process is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, the second step measures the impairment loss, if any.

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

The preparation of our internal forecasts requires significant judgments, including the estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, cost expectations, changes in working capital, growth rates, discount rates, and other factors. Changes in these factors could significantly change our internal forecasts, which could significantly change the amount of impairment recorded, if any.

We performed a Step 1 goodwill impairment test on July 1, 2016 on all four reporting units, which indicated no impairment. For the North America Hardware and North America Chemical reporting units, the fair value was in excess of carrying value by 29% and 15%, respectively. Since 2016, North America Hardware and North America Chemical reporting units have underperformed relative to the forecasts included in the Step 1 analysis; however, our qualitative impairment assessments performed on December 31, 2016 and March 31, 2017 did not indicate it was more likely than not that the carrying value exceeded the fair value of the two reporting units. During the third quarter of fiscal 2017, our stock price experienced a sustained decline in value. Additionally, during June 2017, we reassessed our five year outlook following the appointment of our new CEO in May 2017. The cash flows in this updated five year forecast indicated that it was more likely than not that the goodwill in the North America Hardware and North America Chemical reporting units was impaired. These events triggered our decision to perform a quantitative goodwill impairment test as of June 30, 2017.

We performed our Step 1 goodwill impairment test on June 30, 2017 on all four reporting units. The results of these tests indicated that the North America Hardware and North America Chemical reporting units were impaired. Lower projected revenue growth and operating results reflected changes in assumptions related to organic growth rates, market trends, business mix, cost structure and other expectations about the anticipated short-term and long-term operating results of these two reporting units, resulting in lower estimated fair values. As a result, we proceeded to Step 2 of the goodwill impairment analysis using the most appropriate valuation methods and compared the implied value of goodwill with the carrying value of the goodwill for each of the impaired reporting units.

Step 2 compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The implied fair value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any intangible assets that may not have any corresponding carrying value in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying value of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

In applying the Step 2 analysis to the North America Hardware and North America Chemical reporting units, we determined that the fair value of certain identifiable intangibles including trademarks, customer relationships, and technology exceeded their carrying values by a significant amount which further reduced the implied fair value of goodwill. We recorded a non-cash impairment charge of $240.6 million for North America Hardware and $70.5 million for North America Chemical, for a total impairment charge of $311.1 million in the three months ended June 30, 2017 to reduce each reporting unit’s carrying value goodwill to its implied fair value. The remaining goodwill for the North America Hardware and North America Chemical reporting units was $51.4 million and $153.4 million, respectively, as of June 30, 2017, and after recording the impairment charges, the fair values of these reporting units exceeded their carrying values by 8% and 9%, respectively. The Rest of World Hardware and Rest of World Chemical reporting units were not impaired with estimated fair values of these reporting units exceeding their carrying values by 105% and 22%, respectively.
.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In July 2015, we entered into two interest rate swap agreements, which we designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement has an amortizing notional amount, which was $387.5 million as of June 30, 2017, and matures on September 30, 2017, giving us the contractual right to pay a fixed interest rate of 1.21% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin). The second interest rate swap agreement also has an amortizing notional amount, initially $375.0 million, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility, which is effective on September 29, 2017 and matures on September 30, 2019.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended June 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the nine months ended June 30, 2017, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of June 30, 2017, we expected to reclassify approximately $2.1 million from accumulated other comprehensive loss and the related deferred tax to earnings as an increase to interest expense over the next 12 months.

Non-Designated Derivatives

On October 3 and October 5, 2016, we entered into two foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. Both foreign currency forward contracts expired on December 28, 2016. On January 6, 2017, we entered into one foreign currency forward contract to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The foreign currency forward contract expired on March 30, 2017. The derivatives were not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income (loss), net line of our consolidated statement of earnings and comprehensive income. We did not have foreign currency forward contracts as of June 30, 2017 and September 30, 2016.

The following table summarizes the notional principal amounts at June 30, 2017, and September 30, 2016 of our outstanding derivative instruments discussed above (in thousands).

	Derivative Notional
	June 30, 2017	September 30, 2016
Instruments designated as accounting hedges:
Interest rate contracts	$387,500	$425,000

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of June 30, 2017 and September 30, 2016 (in thousands).

		Fair Value
	Balance Sheet Locations	June 30, 2017	September 30, 2016
Instruments designated as accounting hedges:

Interest rate contracts	Other current assets	$83	$—
Interest rate contracts	Accrued expenses and other current liabilities	2,069	1,057
Interest rate contracts	Other liabilities	1,482	5,615

The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to interest expense on our consolidated statement of comprehensive income during the three and nine months ended June 30, 2017 and 2016 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,

Cash Flow Hedge		2017	2016	2017	2016
Interest rate contracts	Interest expense, net	$39	$330	$428	$1,020

The following table provides the effective portion of the amount of (loss) gain recognized in other comprehensive income (net of income taxes) for the three and nine months ended June 30, 2017 and 2016 (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,

Cash Flow Hedge	2017	2016	2017	2016
Interest rate contracts	$(474)	$(873)	$1,976	$(2,387)

The following table provides a summary of changes to our AOCI related to our cash flow hedging instruments (net of income taxes) during the three and nine months ended June 30, 2017 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
Balance at beginning of period	$(1,756)	$(4,206)
Change in fair value of hedging instruments	(513)	1,548
Amounts reclassified to earnings	39	428
Net current period other comprehensive income	(474)	1,976
Balance at end of period	$(2,230)	$(2,230)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated statements of earnings and comprehensive income for the three and nine months ended June 30, 2017 and 2016 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,
Instruments Not Designated As Hedging Instruments
		2017	2016	2017	2016
Foreign currency forward contracts	Other income (loss), net	$—	$(523)	$(1,843)	$(2,161)

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

	June 30, 2017		September 30, 2016
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A facility	$385,000	$381,728	$401,344	$401,344
Term loan B facility	440,562	427,823	440,562	435,716
Total long-term debt	$825,562	$809,551	$841,906	$837,060

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the nine months ended June 30, 2017. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of June 30, 2017 and September 30, 2016 (in thousands).

June 30, 2017	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Other current assets	$83	$—	$83	$—
Interest rate contracts	Accrued expenses and other current liabilities	2,069	—	2,069	—
Interest rate contracts	Other liabilities	1,482	—	1,482	—

September 30, 2016	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedges:

Interest rate contracts	Accrued expenses and other current liabilities	$1,057	$—	$1,057	$—
Interest rate contracts	Other liabilities	5,615	—	5,615	—

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

The Fifth Amendment also modified the Credit Agreement to (a) increase the highest possible interest rate margin applicable to loans under the term loan A facility and loans and commitments under the revolving facility from 2.75% to 3.00%

for Eurocurrency loans and from 1.75% to 2.00% for Alternate Base Rate (“ABR”) loans and (b) increase the Consolidated Total Leverage Ratio levels in the financial covenant set forth in the Credit Agreement to a maximum of 4.50 for the quarters ending June 30, 2017 and September 30, 2017, with step-downs to 4.25 for the quarters ending December 31, 2017 and March 31, 2018; 4.00 for the quarters ending June 30, 2018 and September 30, 2018; 3.75 for the quarters ending December 31, 2018 and March 31, 2019; and 3.50 for the quarter ending June 30, 2019 and thereafter.

Long-term debt consists of the following (in thousands):

	June 30, 2017			September 30, 2016
	Principal Amount	Deferred Financing Costs	Carrying Amount	Principal Amount	Deferred Financing Costs	Carrying Amount
Term loan A facility	$385,000	$(8,035)	$376,965	$401,344	$(2,247)	$399,097
Term loan B facility	440,562	(4,466)	436,096	440,562	(5,380)	435,182
Less: current portion	(20,000)	—	(20,000)	—	—	—
Non-current portion	$805,562	$(12,501)	$793,061	$841,906	$(7,627)	$834,279

During the nine months ended June 30, 2017, we made three required quarterly payments totaling $15.0 million and a voluntary prepayment of $1.3 million on our term loan A facility and two voluntary prepayments totaling $12.0 million on our borrowings under the revolving facility. As of June 30, 2017, $48.0 million of indebtedness was outstanding and $132.0 million was available for borrowing under the revolving facility, of which we could use up to $39.3 million to fund our operating and investing activities without breaching any covenants contained in the Amended Credit Agreement.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of June 30, 2017, the interest rate for borrowings under the term loan A facility was 4.23%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of June 30, 2017, the interest rate for borrowings under the term loan B facility was 3.8%, which approximated the effective interest rate. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 5 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of June 30, 2017, the weighted-average interest rate for borrowings under the revolving facility was 4.13%.

As a result of the Fourth Amendment to our Credit Agreement on October 4, 2016, we incurred $10.5 million in fees that were capitalized, $7.2 million of which was related to the term loan A facility and $3.3 million of which was related to the revolving facility. Of the $3.4 million of the unamortized deferred financing costs related to the Credit Agreement prior to the Fourth Amendment, $2.3 million was written off as debt extinguishment loss in the nine months ended June 30, 2017, which was included in interest expense for the period. As a result of the Fifth Amendment to our Credit Agreement on March 28, 2017, we incurred $2.3 million in fees that were capitalized, $1.6 million of which was related to the term loan A facility and $0.7 million of which was related to the revolving facility. The deferred financing costs of term loan B were not impacted by the Fourth Amendment or Fifth Amendment. The following table summarizes the total deferred financing costs for the term loan A facility, the term loan B facility and the revolving facility, which will be amortized over their remaining terms.

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred financing costs as of September 30, 2016	$2,247	$5,378	$1,120	$8,745
Write off for the Fourth Amendment	(1,769)	—	(553)	(2,322)
Deferred financing costs for the Fourth Amendment	7,215	—	3,247	10,462
Deferred financing costs for the Fifth Amendment	1,617	—	719	2,336
Amortization of deferred financing costs	(1,275)	(912)	(627)	(2,814)
Deferred financing costs as of June 30, 2017	$8,035	$4,466	$3,906	$16,407

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

Our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio with the maximum ratio set at 4.50 for the three months ended June 30, 2017. The Amended Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. We were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.29 as of June 30, 2017.

As of June 30, 2017, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($9.1 million based on the June 30, 2017 exchange rate) line of credit that automatically renews annually on October 1 (the “UK line of credit”). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of June 30, 2017, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness, provided such borrowing, combined with borrowings under the Credit Facilities, does not cause us to exceed the maximum Consolidated Total Leverage Ratio.

Note 7. Comprehensive (Loss) Income

Comprehensive (loss) income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(229,608)	$24,016	$(199,059)	$68,117
Foreign currency translation gain (loss)	1,434	(21,063)	(6,698)	(33,741)
Unrealized (loss) gain on cash flow hedging instruments	(474)	(873)	1,976	(2,387)
Total comprehensive (loss) income	$(228,648)	$2,080	$(203,781)	$31,989

Note 8. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method. Assumed proceeds from in-the-money awards are calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net (loss) income per share for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands except share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(229,608)	$24,016	$(199,059)	$68,117
Basic weighted average shares outstanding	98,869,675	97,929,438	98,558,330	97,511,590
Dilutive effect of stock options and restricted stock awards/units	—	669,777	—	597,314
Dilutive weighted average shares outstanding	98,869,675	98,599,215	98,558,330	98,108,904
Basic net (loss) income per share	$(2.32)	$0.25	$(2.02)	$0.70
Diluted net (loss) income per share	$(2.32)	$0.24	$(2.02)	$0.69

 For the three months ended June 30, 2017 and 2016, respectively, 3,150,564 and 1,595,791 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect. For the nine months ended June 30, 2017 and 2016, respectively, 2,715,563 and 2,386,294 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect.

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

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Net sales	$292,993	$70,914	$363,907	$300,875	$74,311	$375,186
(Loss) income from operations	(293,489)	6,270	(287,219)	29,267	10,777	40,044
Interest expense, net	(8,688)	(926)	(9,614)	(8,233)	(1,092)	(9,325)
Benefit (provision) for income taxes	68,525	(1,556)	66,969	(6,868)	(2,492)	(9,360)
Capital expenditures	1,064	1,558	2,622	3,878	50	3,928
Depreciation and amortization	6,451	889	7,340	5,769	1,021	6,790

	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2016
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Net sales	$858,568	$209,309	$1,067,877	$889,816	$221,955	$1,111,771
(Loss) income from operations	(253,211)	24,446	(228,765)	86,380	32,119	118,499
Interest expense, net	(26,890)	(2,639)	(29,529)	(24,073)	(3,363)	(27,436)
Benefit (provision) for income taxes	64,361	(5,415)	58,946	(19,897)	(7,009)	(26,906)
Capital expenditures	4,475	2,356	6,831	10,616	545	11,161
Depreciation and amortization	18,332	2,480	20,812	17,771	3,072	20,843

	As of June 30, 2017			As of June 30, 2016
	North America	Rest of World	Consolidated	North America	Rest of World	Consolidated
Total assets	$1,482,067	$291,599	$1,773,666	$1,700,979	$289,908	$1,990,887
Goodwill	204,762	61,882	266,644	515,876	65,483	581,359

Note 10.  Income Taxes

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Benefit (provision) for income taxes	$66,969	$(9,360)	$58,946	$(26,906)
Effective tax rate	22.6%	28.0%	22.8%	28.3%

For the three months ended June 30, 2017, our effective tax rate decreased 5.4 percentage points compared to the same period in the prior year. The effective tax rate of 22.6% resulted primarily from (i) a decrease in the proportion of U.S. pre-tax income with a higher tax rate than pre-tax income from foreign jurisdictions, which was caused by the $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes and (ii) the establishment of a $10.6 million valuation allowance with respect to deferred tax assets for foreign tax credits. Excluding the impact of the goodwill impairment charge and valuation allowance, the effective tax rate would have been 27.3% for the three months ended June 30, 2017.

For the nine months ended June 30, 2017, our effective tax rate decreased 5.5 percentage points compared to the same period in the prior year. The effective tax rate of 22.8% resulted primarily from (i) a decrease in the proportion of U.S. pre-tax income with a higher tax rate than pre-tax income from foreign jurisdictions, which was caused by the $311.1 million goodwill impairment charge taken during the nine months ended June 30, 2017, a portion of which is permanently not deductible for tax purposes and (ii) the establishment of a $10.6 million valuation allowance with respect to deferred tax assets for foreign tax credits. Excluding the impact of the goodwill impairment charge and valuation allowance, the effective tax rate would have been 22.6% for the nine months ended June 30, 2017. The difference between the adjusted effective tax rate of 22.6% and the effective tax rate of 28.3% for the nine months ended June 30, 2017 and June 30, 2016, respectively, is primarily due to (i) the impact of the adoption of ASU 2016-09 as discussed in Note 2 and (ii) the release of a valuation allowance on a net operating loss carryforward of a foreign subsidiary.

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

Goodwill Impairment

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

The preparation of our internal forecasts requires significant judgments, including the estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, cost expectations, changes in working capital, growth rates, discount rates, and other factors. Changes in these factors could significantly change our internal forecasts, which could significantly change the amount of impairment recorded, if any.

We performed a Step 1 goodwill impairment test on July 1, 2016 on all four reporting units, which indicated no impairment. For the North America Hardware and North America Chemical reporting units, the fair value was in excess of carrying value by 29% and 15%, respectively. Since 2016, North America Hardware and North America Chemical reporting units have underperformed relative to the forecasts included in the Step 1 analysis; however, our qualitative impairment assessments performed on December 31, 2016 and March 31, 2017 did not indicate it was more likely than not that the carrying value exceeded the fair value of the two reporting units. During the third quarter of fiscal 2017, our stock price experienced a sustained decline in value. Additionally, during June 2017, we reassessed our five year outlook following the appointment of our new CEO in May 2017. The cash flows in this updated five year forecast indicated that it was more likely than not that the goodwill in the North America Hardware and North America Chemical reporting units was impaired. These events triggered our decision to perform a quantitative goodwill impairment test as of June 30, 2017.

We performed our Step 1 goodwill impairment test on June 30, 2017 on all four reporting units. The results of these tests indicated that the North America Hardware and North America Chemical reporting units were impaired. Lower projected revenue growth and operating results reflected changes in assumptions related to organic growth rates, market trends, business mix, cost structure and other expectations about the anticipated short-term and long-term operating results of these two reporting units, resulting in lower estimated fair values. As a result, we proceeded to Step 2 of the goodwill impairment analysis using the most appropriate valuation methods, including the income approach, to determine the fair value of the net assets of the reporting units (including any intangible assets that may not have any corresponding carrying value in our balance sheet) to calculate the implied value of goodwill. We then compared the implied value of goodwill with the carrying value of the goodwill for each of the impaired reporting units.

In applying the Step 2 analysis to the North America Hardware and North America Chemical reporting units, we determined that the fair value of certain identifiable intangibles including trademarks, customer relationships, and technology exceeded their carrying values by a significant amount which further reduced the implied fair value of goodwill. We recorded a non-cash impairment charge of $240.6 million for North America Hardware and $70.5 million for North America Chemical, for a total impairment charge of $311.1 million in the three months ended June 30, 2017 and after recording the impairment charges, the fair values of these reporting units exceeded their carrying values by 8% and 9%, respectively. The remaining goodwill for the North America Hardware and North America Chemical reporting units was $51.4 million and $153.4 million, respectively, as of June 30, 2017. Any significant changes in the key assumptions used in their fair value estimation such as organic growth rates, new business win rates, working capital requirements and risk adjusted discount rates could change the estimated fair values of these two reporting units, resulting in further goodwill impairment. The Rest of World Hardware and Rest of World Chemical reporting units were not impaired with estimated fair values of these reporting units exceeded their carrying values by 105% and 22%, respectively.

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

 (Loss) Income from Operations

(Loss) income from operations is the result of subtracting the cost of sales and selling, general and administrative (SG&A) expenses from net sales, and is used primarily to evaluate our performance and profitability.

 The principal component of our cost of sales is product cost, which was 94.4% and 93.0% of our total cost of sales for the nine months ended June 30, 2017 and 2016, respectively. The remaining components are freight and expediting fees, import duties, tooling repair charges, supplies and contract labor costs.

 Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and includes charges, if any, to write down excess and obsolete (“E&O”) inventory to its net realizable value. The charge to write down E&O inventory is calculated by comparing our forecasted demand for each part to the quantity we currently have on hand. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O inventory policy, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventory” in the 2016 Form 10-K. During the three months ended June 30, 2017 and 2016, we recorded a charge of $3.8 million and $3.2 million, respectively, and during the nine months ended June 30, 2017 and 2016, we recorded a charge of $9.1 million and $9.6 million, respectively, to cost of sales to write down E&O inventory to its net realizable value.

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

Results of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Consolidated result of operations:
Net sales:
North America	$292,993	$300,875	$858,568	$889,816
Rest of World	70,914	74,311	209,309	221,955
Total net sales	$363,907	$375,186	$1,067,877	$1,111,771

(Loss) income from operations:
North America	$(293,489)	$29,267	$(253,211)	$86,380
Rest of World	6,270	10,777	24,446	32,119
Total (loss) income from operations	(287,219)	40,044	(228,765)	118,499
Interest expense, net	(9,614)	(9,325)	(29,529)	(27,436)
Other income, net	256	2,657	289	3,960
(Loss) income before provision for income taxes	(296,577)	33,376	(258,005)	95,023
Benefit (provision) for income taxes	66,969	(9,360)	58,946	(26,906)
Net (loss) income	$(229,608)	$24,016	$(199,059)	$68,117

	Three Months Ended June 30,		Nine Months Ended June 30,
(As a % of total net sales; numbers have been rounded)	2017	2016	2017	2016
(Loss) income from operations by segment:
North America	(100.2)%	9.7%	(29.5)%	9.7%
Rest of World	8.8%	14.5%	11.7%	14.5%

Consolidated:
(Loss) income from operations	(78.9)%	10.7%	(21.4)%	10.7%
Interest expense, net	(2.6)	(2.5)	(2.8)	(2.5)
Other (expense) income, net	—	0.7	—	0.3
(Loss) income before provision for income taxes	(81.5)	8.9	(24.2)	8.5
Benefit (provision) for income taxes	18.4	(2.5)	5.6	(2.4)
Net (loss) income	(63.1)%	6.4%	(18.6)%	6.1%

Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016

Net Sales

Consolidated net sales decreased $11.3 million, or 3.0%, to $363.9 million for the three months ended June 30, 2017, compared with $375.2 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $0.8 million. Excluding foreign currency translation impacts, net sales for the three months ended June 30, 2017 decreased $10.5 million compared to the three months ended June 30, 2016. The $10.5 million decrease was due to a $10.2 million decrease in ad hoc sales and a decrease in Contract sales of $0.3 million. The decline in ad hoc sales was primarily due to production schedule changes and customer service issues. A significant portion of our ad hoc revenue comes from the discretionary purchases of our major contract customers. When our delivery performance to those customers declines, we earn less of their discretionary purchases. Although the $20.0 million increase in Contracts sales from new contracts well exceeded declines from lost contracts, we also saw a decline in existing contract volumes which offset the net gain. The decline was driven by changes in customer production schedule and customer service issues. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the three months ended June 30, 2017 as compared to 26% and 74%, respectively, for the same period in the prior year.

Net sales for our North America segment decreased $7.9 million, or 2.6%, to $293.0 million for the three months ended June 30, 2017, compared with $300.9 million for the same period in the prior year. The $7.9 million decrease was due to a decrease in ad hoc sales of $10.3 million partially offset by an increase in Contract sales of $2.4 million. The decrease in ad hoc sales was due to customer production schedule changes and customer service issues. The $2.4 million increase in Contract sales was primarily the result of new contracts in excess of lost business, partially offset by a decline in existing contract volumes.

Net sales for our Rest of World segment decreased $3.4 million, or 4.6%, to $70.9 million for the three months ended June 30, 2017, compared with $74.3 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $0.8 million. Excluding foreign currency translation impacts, net sales for the three months ended June 30, 2017 decreased $2.6 million compared to the same period in the prior year. The $2.6 million decrease was due to a decrease in Contract sales of $2.8 million partially offset by an increase in ad hoc sales of $0.2 million. The $2.8 million decrease in Contract sales was mainly driven by a decline in existing contract volumes partially offset by new contracts in excess of lost business.

(Loss) Income from Operations

Consolidated loss from operations was $287.2 million for the three months ended June 30, 2017 due to the $311.1 million non-cash goodwill impairment charge partially offset by $23.9 million in income from operations. Income from operations excluding goodwill impairment decreased $16.1 million, or 40.3%, compared with $40.0 million of income from operations for the same period in the prior year. Excluding the goodwill impairment, income from operations as a percentage of net sales was 6.6% for the three months ended June 30, 2017, compared to 10.7% for the three months ended June 30, 2016, a decrease of 4.1 percentage points. Average gross margins decreased 1.7 percentage points and SG&A as a percent of net sales increased by 2.4 percentage points. The $16.1 million decrease in income from operations was comprised of a decrease in gross profit of $9.0 million and an increase in SG&A expenses of $7.1 million. The foreign currency translation impact on gross profit was a decrease of $0.6 million. The remaining $8.4 million decrease in gross profit was primarily driven by the decline in gross margins and, to a lesser extent, by a decrease in net sales on a constant currency basis. The 1.7 percentage point decline in gross margins was due primarily to a decrease in ad hoc margins compared to the same period of the prior year, which were unusually high and due to additional declines in the Rest of World segment. The 2.4 percentage point increase in SG&A as a percent of sales was due primarily to the increase in SG&A expenses and to a lesser extent to deleveraging. The increase in SG&A expenses was $7.6 million after adjusting for the $0.5 million impact of foreign currency translation, which was largely driven by increases in payroll and other people costs of $4.8 million, rent expense of $1.1 million, IT related costs of $0.8 million, bad debt of $0.8 million, group insurance of $0.8 million, depreciation expense of $0.8 million and travel expenses of $0.6 million. The increase in payroll and other people costs was due in part to increased staffing to support new business. These increases were partially offset by decreases in non-cash stock based compensation of $1.4 million, commissions of $0.8 million and $0.5 million of professional fees.

Loss from operations for our North America segment was $293.5 million due to the $311.1 million non-cash goodwill impairment charge partially offset by $17.6 million in income from operations. Income from operations excluding goodwill impairment decreased $11.6 million, or 39.8%, compared with $29.3 million of income from operations for the same period in the prior year. Excluding the goodwill impairment, income from operations as a percentage of net sales was 6.0% for the three months ended June 30, 2017, compared to 9.7% for the three months ended June 30, 2016, a decrease of 3.7 percentage points. Average gross margins decreased 1.1 percentage points and SG&A as a percent of net sales increased by 2.6 percentage points. The $11.6 million decrease in income from operations, excluding goodwill impairment, was comprised of a decrease in gross profit of $5.1 million and an increase in SG&A expenses of $6.5 million. The decline in gross profit was primarily driven by a decline in gross margins and, to a lesser extent, by a decrease in sales. The 1.1 percentage point decline in gross margins compared to the same period of the prior year was due primarily to a decrease in ad hoc margins. The 2.6 percentage point increase in SG&A as a percent of sales was primarily due to increases in payroll and other people costs of $4.2 million, rent expense of $1.1 million, IT related costs of $0.8 million, group insurance of $0.8 million, bad debt of $0.7 million, depreciation expense of $0.7 million and travel expenses of $0.4 million. The increase in payroll and other people costs was due in part to increased staffing to support new business. These increases were partially offset by decreases in non-cash stock based compensation of $1.4 million, commissions of $0.8 million and $0.5 million of professional fees.

Income from operations for our Rest of World segment decreased $4.5 million, or 41.8%, to $6.3 million, compared with $10.8 million for the same period in the prior year. Income from operations as a percentage of net sales was 8.8% for the three months ended June 30, 2017, compared to 14.5% for the same period in the prior year, a decrease of 5.7 percentage points. Average gross margins decreased 4.1 percentage points and SG&A as a percent of net sales increased by 1.6 percentage points. The $4.5 million decrease in income from operations was the result of a decrease in gross profit of $3.9 million and an increase in SG&A expenses of $0.6 million. The foreign currency translation impact on gross profit was a decrease of $0.6 million. The remaining $3.3 million decrease in gross profit was due primarily to the 4.1 percentage point decline in gross margin and to a lesser extent to the 4.6% decline in revenue. The decline in gross margin was primarily driven by lower ad hoc gross margins, which were unusually high in the prior year, a favorable inventory adjustment in the prior year, and higher freight and expedite costs. The 1.6 percentage point increase in SG&A as a percent of revenue is due both to deleveraging SG&A as well as to an increase in SG&A expenses. Excluding $0.5 million impact of foreign currency translation, SG&A expenses increased by $1.1 million, largely driven by increases in payroll and other people costs of $0.6 million and travel expenses of $0.2 million.

Interest Expense, Net

Interest expense, net was $9.6 million for the three months ended June 30, 2017, compared with $9.3 million for the same period in the prior year. The increase was primarily due to the additional interest expense as a result of our borrowing against the revolving facility, partially offset by a lower average long-term debt balance compared to the same period of the prior year.

Other Income, Net

Other income, net was $0.3 million for the three months ended June 30, 2017, compared with other income, net of $2.7 million for the same period in the prior year. The $2.4 million decrease was primarily related to lower net foreign currency exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Benefit (Provision) for Income Taxes

The income taxes benefit for the three months ended June 30, 2017 was $67.0 million, compared with a $9.4 million income tax provision for the same period in the prior year. The change in income tax provision compared to the same period of the prior year is primarily due to the tax benefit associated with the goodwill impairment charge. Our effective tax rate was 22.6% and 28.0% for the three months ended June 30, 2017 and 2016, respectively. The 5.4 percentage point decline in effective tax rate resulted primarily from (i) a decrease in the proportion of U.S. pre-tax income with a higher tax rate than pre-tax income from foreign jurisdictions, which was caused by the $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes and (ii) the establishment of a $10.6 million valuation allowance with respect to deferred tax assets for foreign tax credits. Excluding the impact of the goodwill impairment charge and valuation allowance, the effective tax rate would have been 27.3% for the three months ended June 30, 2017.

Net (Loss) Income

Net loss for the three months ended June 30, 2017 was $229.6 million, compared with net income of $24.0 million for the same period in the prior year. This decrease in net income was primarily driven by a non-cash goodwill impairment charge and a decrease in operating income, partially offset by a decrease in provision for income taxes, as discussed above.

Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016

 Net Sales

 Consolidated net sales decreased $43.9 million, or 3.9%, to $1,067.9 million for the nine months ended June 30, 2017, compared with $1,111.8 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $23.7 million. Excluding foreign currency translation impacts, net sales for the nine months ended June 30, 2017 decreased $20.2 million compared to the same period in prior year. The $20.2 million decrease was due to a decrease in ad hoc sales of $20.4 million, partially offset by an increase in Contract sales of $0.2 million. The decline in ad hoc sales was primarily due production schedule changes and customer service issues. This reduction in customer production days and customer service issues affected both ad hoc and Contract sales; however, other increases in contract sales, related both to increases in contract volume and new contracts, more than offset this impact. Contract sales for the nine months ended June 30, 2016 included $9.8 million related to a large commercial hardware contract that ended on March 31, 2015. Excluding this $9.8 million, which did not repeat in the corresponding 2017 period, Contract sales increased $10.1 million due to increases in contract volume and new contracts. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the nine months ended June 30, 2017 as compared to 25% and 75%, respectively, for the same period in the prior year.

Net sales for our North America segment decreased $31.2 million, or 3.5%, to $858.6 million for the nine months ended June 30, 2017, compared with $889.8 million for the same period in the prior year. The $31.2 million decrease was due to a decrease in ad hoc sales of $25.9 million and a decrease in Contract sales of $5.3 million. The $25.9 million decline in ad hoc sales was primarily due to production schedule changes and customer service issues. The $5.3 million decrease in Contract sales was primarily the result of the $9.8 million impact of the conclusion of a large commercial hardware contract as discussed above, partially offset by other increases in Contract sales, related both to increases in contract volume and new contracts.

Net sales for our Rest of World segment decreased $12.6 million, or 5.7%, to $209.3 million for the nine months ended June 30, 2017, compared with $222.0 million for the same period in the prior year. Foreign currency translation impacts reduced sales by $23.7 million. Excluding foreign currency translation impacts, net sales for the nine months ended June 30, 2017 increased $11.1 million compared to the same period in the prior year. The $11.1 million increase was due to ad hoc sales growth of $5.5 million and Contract sales growth of $5.6 million that was primarily due to increased production and expanded content.

 (Loss) Income from Operations

 Consolidated loss from operations was $228.8 million for the nine months ended June 30, 2017 due to the non-cash goodwill impairment charge of $311.1 million partially offset by $82.3 million in income from operations. Income from operations excluding goodwill impairment decreased $36.2 million, or 30.5%, compared with $118.5 million of income from operations for the same period in the prior year. Excluding the goodwill impairment, income from operations as a percentage of net sales was 7.7% for the nine months ended June 30, 2017, compared to 10.7% for the nine months ended June 30, 2016, a decrease of 3.0 percentage points. Average gross margins decreased 1.1 percentage points and SG&A as a percent of net sales increased by 1.9 percentage points. The $36.2 million decrease in income from operations was comprised of a decrease in gross profit of $23.8 million and an increase in SG&A expenses of $12.4 million. The foreign currency translation impact on gross profit was a decrease of $7.7 million. The remaining $16.1 million decrease in gross profit was primarily driven by the decline in gross margins and the decrease in sales on a constant currency basis. The 1.1 percentage point decline in gross margins was due primarily to changes in product mix and to a decrease in ad hoc margins compared to the same period of the prior year. The increase in SG&A expenses was $17.1 million after adjusting for the $4.7 million impact of foreign currency translation, which was largely driven by increases in payroll and other people costs of $12.7 million, IT related costs of $2.8 million, rent expense of $1.1 million, travel expenses of $1.1 million, repair and maintenance costs of $0.9 million, depreciation expense of $0.7 million and delivery expenses of $0.5 million. The increase in payroll and other people costs was due in part to increased staffing required to begin implementing new contracts. These increases were partially offset by decreases in professional fees of $2.9 million and in non-cash stock based compensation of $0.4 million.

Loss from operations for our North America segment for the nine months ended June 30, 2017 was $253.2 million due to the non-cash goodwill impairment charge of $311.1 million partially offset by $57.9 million in income from operations. Income from operations excluding goodwill impairment decreased $28.5 million, or 33.0%, compared with $86.4 million of income from operations for the same period in the prior year. Excluding the goodwill impairment, income from operations as a percentage of net sales was 6.7% for the nine months ended June 30, 2017, compared to 9.7% for the nine months ended June 30, 2016, a decrease of 3.0 percentage points. Average gross margins decreased 0.8 percentage points and SG&A as a percent of net sales increased by 2.2 percentage points. The $28.5 million decrease in income from operations was comprised of a decrease in gross profit of $14.8 million and an increase in SG&A expenses of $13.7 million. The $14.8 million decrease in gross profit was primarily driven by decreased net sales, and a decrease in gross margins caused by changes in sales mix, partially offset by a decrease in write downs of E&O inventory. The $13.7 million increase in SG&A expenses was largely driven by increases in payroll and other people related costs of $10.1 million, IT related costs of $2.8 million, rent expense of $1.1 million, repair and maintenance costs of $0.8 million, depreciation expense of $0.7 million, travel expenses of $0.6 million and delivery costs of $0.5 million. These increases were partially offset by decreases in professional fees of $2.9 million and in non-cash stock based compensation of $0.4 million.

 Income from operations for our Rest of World segment decreased $7.7 million, or 23.9%, to $24.4 million, compared with $32.1 million for the same period in the prior year. Income from operations as a percentage of net sales was 11.7% for the nine months ended June 30, 2017, compared to 14.5% for the same period in the prior year, a decrease of 2.8 percentage points. Average gross margins decreased 2.5 percentage points and SG&A as a percent of net sales decreased by 0.3 percentage points. The decrease in income from operations was comprised of a $9.0 million decrease in gross profit, offset by a $1.3 million decrease in SG&A expenses. The $9.0 million decrease in gross profit was primarily due to a $7.7 million decrease from foreign currency translation impact. The remaining $1.3 million decrease in gross profit was primarily driven by lower ad hoc margin and higher freight and expedite costs. Excluding $4.7 million impact of foreign currency translation, SG&A expenses increased by $3.4 million, largely driven by increases in payroll and other people costs of $2.3 million and travel expenses of $0.6 million, partially offset by a decrease in bad debt expense of $0.4 million.

 Interest Expense, Net

 Interest expense, net was $29.5 million for the nine months ended June 30, 2017, compared with $27.4 million for the same period in the prior year. The increase was primarily due to $2.3 million of deferred financing costs written off in the nine months ended June 30, 2017 as debt extinguishment loss related to the Credit Agreement (as defined and described in Note 6 of Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) as well as additional interest expense as a result of our borrowing against the revolving facility offset by a decrease of interest expense due to a lower average long-term debt balance compared to the same period of the prior year.

Other Income, Net

Other income, net was $0.3 million for the nine months ended June 30, 2017, compared with other income, net of $4.0 million for the same period in the prior year. The $3.7 million decrease in other income was primarily related to lower net foreign currency exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Benefit (Provision) for Income Taxes

The income taxes benefit for the nine months ended June 30, 2017 was $58.9 million, compared with a $26.9 million income tax provision for the same period in the prior year. The change in income tax provision compared to the same period of the prior year is primarily due to the tax benefit associated with the goodwill impairment charge. Our effective tax rate was 22.8% and 28.3% for the nine months ended June 30, 2017 and 2016, respectively. The 5.5 percentage point decline in effective tax rate resulted primarily from (i) a decrease in the proportion of U.S. pre-tax income with a higher tax rate than pre-tax income from foreign jurisdictions, which was caused by the $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes and (ii) the establishment of a $10.6 million valuation allowance with respect to deferred tax assets for foreign tax credits. Excluding the impact of the goodwill impairment charge and valuation allowance, the effective tax rate would have been 22.6% for the nine months ended June 30, 2017. The difference between the adjusted effective tax rate of 22.6% and the effective tax rate of 28.3% for the nine months ended June 30, 2017 and June 30, 2016, respectively, is primarily due to (i) the impact of the adoption of ASU 2016-09 as discussed in Note 2 and (ii) the release of a valuation allowance on a net operating loss carryforward of a foreign subsidiary.

Net (Loss) Income

Net loss for the nine months ended June 30, 2017 was $199.1 million, compared with net income of $68.1 million for the same period in the prior year. This decrease in net income was primarily driven by a non-cash goodwill impairment charge of $311.1 million, a decrease in gross profit of $23.8 million, and an increase in SG&A expenses of $12.4 million, partially offset by a benefit for income taxes, as discussed above.

Liquidity and Capital Resources

 Overview

 Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $57.1 million and $77.1 million as of June 30, 2017 and September 30, 2016, respectively, of which $44.8 million, or 78.6%, and $53.3 million, or 69.2%, was held by our foreign subsidiaries as of June 30, 2017 and September 30, 2016, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of June 30, 2017 or September 30, 2016. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S. and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Our primary uses of cash are for:

•	operating expenses;
•	working capital requirements to fund the growth of our business;
•	capital expenditures that primarily relate to IT equipment and our warehouse operations;
•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities—Senior Secured Credit Facilities”); and
•	strategic acquisitions.

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time to borrow under our revolving facility to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see “—Credit Facilities—Senior Secured Credit Facilities” below. As of June 30, 2017, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents decreased by $20.0 million during the nine months ended June 30, 2017. The decrease was primarily due to cash used in operating activities.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended June 30,
Consolidated statements of cash flows data:	2017	2016

Net cash (used in) provided by operating activities	$(32,846)	$66,593
Net cash used in investing activities	(6,831)	(9,161)
Net cash provided by (used in) financing activities	20,283	(72,241)

Operating Activities

Our cash flows from operations fluctuates based on the level of profitability during the period as well as the timing of investments in inventory, collections of cash from our customers, payments of cash to our suppliers, and other changes in working capital accounts such as changes in our prepaid expenses and accrued liabilities or the timing of our tax payments.

Our operating activities used $32.8 million of cash in the nine months ended June 30, 2017. The primary use of cash was a $91.6 million increase in inventory due chiefly to required stocking levels on new contracts being implemented and for adequately supporting ad hoc sales. Our primary source of operating cash flow is cash received from customers. During the nine months ended June 30, 2017, operating cash flows from net income adjusted for non-cash expenses was $82.0 million. The remaining use of cash for operations included an increase in accounts receivable of $16.0 million, a decrease in accounts payable of $5.7 million and $1.5 million of net changes in other working capital accounts. We expect to continue investing in inventory in the near term to support new business wins and ad hoc sales.

Investing Activities

Our business is not capital intensive and capital expenditures are normally limited and relate primarily to computer hardware and software and warehouse equipment. Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment requirements to provide us with technology that allows us to better serve our customers. During the nine months ended June 30, 2017, $6.8 million was used for the purchase of property and equipment.

Financing Activities

Cash provided by our financing activities totaled $20.3 million in the nine months ended June 30, 2017. We borrowed $60.0 million on the revolving facility (as defined below) to fund our working capital needs and paid $12.8 million in financing fees (for additional information about our financing fees, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q). During the nine months ended June 30, 2017, we voluntarily repaid $12.0 million of the revolving facility borrowings and made three required quarterly principal payments totaling $15.0 million and a voluntary prepayment of $1.3 million on the term loan A facility (as defined below). We also repaid $1.3 million in capital lease obligations and received proceeds from the issuance of common stock in connection with stock option exercises of $2.9 million. We expect to borrow and to repay borrowings under the revolving facility in response to the quarterly fluctuations in operating cash flow and to fund our temporary investment in inventory for new business.

Credit Facilities

Senior Secured Credit Facilities

The credit agreement, dated as of December 7, 2012 (as amended, the "Amended Credit Agreement"), by and among the Company, Wesco Aircraft Hardware (the “Borrower”) and the lenders and agents party thereto, which governs our senior secured credit facilities, provides for (1) a $400.0 million senior secured term loan A facility (the “term loan A facility”), (2) a $180.0 million revolving facility (the “revolving facility”), and (3) a $525.0 million senior secured term loan B facility (the “term loan B facility”). We refer to the term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.” See Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q for a summary of the Credit Facilities and the Amended Credit Agreement.

As of June 30, 2017, our outstanding indebtedness under our Credit Facilities was $873.6 million, which consisted of (1) $385.0 million of indebtedness under the term loan A facility, (2) $48.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of June 30, 2017, $132.0 million was available for borrowing under the revolving facility, of which we could use up to $39.3 million to fund our operating and investing activities without breaching any covenants contained in our Amended Credit Agreement.

As referred to above, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio with the maximum ratio currently set at 4.50, which will step down to 4.25 for the quarter ending December 31, 2017 and will continue to step down gradually during future quarters to 3.50 for the quarter ending June 30, 2019 and thereafter. We have been operating within a narrow margin of our Consolidated Total Leverage Ratio and will continue monitoring our earnings and cash flow projections to determine when and if actions are necessary, including potentially seeking an appropriate covenant waiver or amendment or refinancing of our debt, to maintain compliance with the ratios as they step down according to this schedule. As of June 30, 2017, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.29.

The Amended Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. A breach of the Consolidated Total Leverage Ratio covenant or any of other covenants contained in the Amended Credit Agreement could result in an event of default in which case the lenders may elect to declare all outstanding amounts to be immediately due and payable. If the debt under the Credit Facilities were to be accelerated, our available cash would not be sufficient to repay in full our debt.

UK Line of Credit

As of June 30, 2017, our subsidiary, Wesco Aircraft Europe, Ltd, has available a £7.0 million ($9.1 million based on the June 30, 2017 exchange rate) line of credit that automatically renews annually on October 1 (the “UK line of credit”). The UK line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of June 30, 2017, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness, provided such borrowing, combined with borrowings under the Credit Facilities, does not cause us to exceed the maximum Consolidated Total Leverage Ratio.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning Wesco and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be accompanied by words such as “achieve,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements.

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

As previously disclosed, on April 1, 2017, due to an internal reorganization which combined the operations of several different legal entities, our U.K. operations began operating under a new subsidiary, Wesco Aircraft EMEA, Ltd. (“Wesco EMEA”) with a U.S. dollar functional currency. Our operations in the U.K. have revenue and costs primarily in U.S. dollars, as well as in British pounds and Euros. The change to a U.S. dollar functional currency for our operations in the U.K. will change the nature of the foreign currency impacts on our financial results on an economic impact, translation impact, and transactional gain or loss basis. This reorganization is expected to eliminate the foreign currency translation risk associated with our U.K. operations and to make the management of transactional gains and losses easier and less expensive. Regarding the economic impact of foreign currency movements, Wesco EMEA’s revenues and product costs are predominately denominated in U.S. dollars and its operating expenses are predominately denominated in British pounds. Accordingly, changes in the exchange rate between U.S. dollars and British pounds will cause the operating margins of Wesco EMEA to expand or contract.

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

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS.

The risk factor presented below has been revised to reflect the $311.1 million goodwill impairment charge we recorded during the three months ended June 30, 2017.

Our total assets include substantial intangible assets, and the write-off of a significant portion of our intangible assets would negatively affect our financial results.

Our total assets reflect substantial intangible assets. At June 30, 2017, goodwill and intangible assets, net represented 25.3% of our total assets. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from acquisitions, including the acquisition of our Company by affiliates of The Carlyle Group (Carlyle) and the acquisition of Haas. Intangible assets represent trademarks, backlogs, non-compete agreements, technology and customer relationships. On at least an annual basis, we assess whether there has been impairment in the value of goodwill and indefinite-lived intangible assets. If our testing identifies impairment under generally accepted accounting principles in the United States (GAAP), the impairment charge we calculate would result in a charge to income from operations. For example, during the three months ended June 30, 2017, we recorded a non-cash goodwill impairment charge of $240.6 million for our North America Hardware reporting unit and $70.5 million for our North America Chemical reporting unit, for a total impairment charge of $311.1 million in the three months ended June 30, 2017. Any determination requiring the write-off of a significant portion of goodwill and unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

There have been no other material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of the 2016 Form 10-K, as supplemented by Part II, Item 1A. “Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 10, 2017.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                     OTHER INFORMATION.

None.

ITEM 6.                     EXHIBITS.

(a)              Exhibits

Exhibit Number	Description

10.1
Separation and Release Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp. and David J. Castagnola, dated as of April 27, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2017 (File No. 001-35253))

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

Date: August 8, 2017	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Todd S. Renehan
Name: Todd S. Renehan
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Richard J. Weller
Name: Richard J. Weller
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)