Form 10-K
period 2017-09-30
Wesco Aircraft Holdings, Inc
filed 2017-11-29
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 31, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was approximately $768,292,000.
The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of November 21, 2017, was 99,433,767.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrants’ definitive proxy statement for the 2018 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2017. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

CERTAIN DEFINITIONS

Unless otherwise noted in this Annual Report, the term “Wesco Aircraft” means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms “Wesco,” “the Company,” “we,” “us,” “our” and “our Company” mean Wesco Aircraft and its subsidiaries, including (1) Wesco Aircraft Hardware Corp. (Wesco Aircraft Hardware), which is our primary historical domestic operating company and the sole member of Haas Group International, LLC, which we acquired, along with Haas Group, Inc. (now Haas Group, LLC) and its direct and indirect subsidiaries (collectively, Haas), on February 28, 2014, and (2) Wesco Aircraft EMEA, Ltd. (Wesco Aircraft EMEA), which succeeded Wesco Aircraft Europe, Ltd. (Wesco Aircraft Europe) as our primary foreign operating company. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2017” or “fiscal 2017” means the period from October 1, 2016 to September 30, 2017.

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

•
risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill, excess and obsolete inventory and valuation allowance of our deferred tax assets) and legal proceedings;

•	changes in U.S. tax law;

•	our dependence on third-party package delivery companies;

•	fuel price risks;

•	fluctuations in our financial results from period-to-period;

•	environmental risks;

•	risks related to the handling, transportation and storage of chemical products;

•	risks related to the aerospace industry and the regulation thereof;

•	risks related to our indebtedness; and

•	other risks and uncertainties.

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

ITEM 1.  BUSINESS

Company Overview

We are one of the world’s leading distributors and providers of comprehensive supply chain management services to the global aerospace industry, based on annual sales. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (JIT) delivery, chemical management services (CMS), third-party logistics (3PL) or fourth-party logistics (4PL) programs and point-of-use inventory management. We supply over 565,000 active stock-keeping units (SKUs), including C-class hardware, chemicals, electronic components, bearings, tools and machined parts. In fiscal 2017, sales of hardware including bearings and other products represented 50.9% of our net sales, sales of chemicals represented 42.1% of our net sales and sales of electronic components represented 7.0% of our net sales. We serve our customers under both (1) long-term contractual arrangements (Contracts), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements (LTAs) that typically set prices for specific products, and (2) ad hoc sales. In February 2014, we acquired 100% of the outstanding stock of Haas, a provider of chemical supply chain management services to the commercial aerospace, airline, military, automotive, energy, pharmaceutical and electronics sectors. In July 2012, we acquired substantially all of the assets of Interfast, Inc. (Interfast), a Toronto-based value-added distributor of specialty fasteners, fastening systems and production installation tooling for the aerospace and electronics markets.

Founded in 1953 by the father of our current Chairman of the Board of Directors, we have grown to serve over 7,000 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers (OEMs) and their subcontractors, through which we support nearly all major Western aircraft programs, and also sell products to airline-affiliated and independent maintenance, repair and overhaul (MRO) providers. We also service customers in the automotive, energy, health care, industrial, pharmaceutical and space sectors. We have 2,978 employees and operate across 58 locations in 17 countries. The following charts illustrate the composition of our fiscal year 2017 net sales based on our sales data.

For additional information about our segment reporting, see Note 21 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our Products and Services

During the three months ended September 30, 2017, we reorganized our businesses under three geographic-based segments: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). Following this reorganization, our CEO and our President began reviewing the Company's results on this basis for purposes of allocating resources and assessing performance. Each segment’s results reflect the results of our subsidiaries within that geographic region. Revenues reported by a segment reflect the customer contracts held by that segment, regardless of the geographic location of that customer. Some segments incur expenses for the benefit of the group or other segments, however these expenses are not allocated. We now present corporate expenses related to public company reporting costs and other costs that would not be required by the segments if they were operating on a standalone basis as unallocated corporate costs. We have retroactively recast our segment results under this new segment structure for the years ended September 30, 2017, 2016 and 2015.

Following is our revenue by segment for the years ended September 30, 2017, 2016 and 2015 (dollars in thousands).

	Years Ended September 30,
	2017		2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Americas	$1,142,366	79.9%	$1,177,496	79.7%	$1,191,928	79.6%
EMEA	258,072	18.1%	274,952	18.6%	288,276	19.2%
APAC	28,991	2.0%	24,918	1.7%	17,411	1.2%
Total	$1,429,429	100%	$1,477,366	100%	$1,497,615	100%

Our Products

We offer more than 565,000 active SKUs, which fall into the following product categories during the year ended September 30, 2017 (dollars in thousands):

		Hardware		Chemicals		Electronic Components		Bearings		Machined Parts and Tooling
Net product sales		$665,224		$602,039		$100,160		$34,566		$27,440

% of net product sales		46.5%		42.1%		7.0%		2.4%		1.9%

Types of products offered	•	Blind fasteners	•	Adhesives Sealants	•	Connectors	•	Airframe control	•	Brackets
	•	Panel fasteners		and tapes	•	Relays		bearings	•	Milled parts
	•	Bolts and screws	•	Lubricants	•	Switches	•	Rod ends	•	Shims
	•	Clamps	•	Oil and grease	•	Circuit breakers	•	Spherical Bearings	•	Stampings
	•	Hi lok pins and	•	Paints and coatings	•	Lighted products	•	Ball bearing	•	Turned parts
		collars	•	Industrial gases	•	Wire and cable	•	Needle roller	•	Welded assemblies
	•	Hydraulic fittings	•	Coolants and	•	Interconnect		bearings	•	Installation/
	•	Inserts		metalworking fluids		accessories	•	Bushings		removal tooling
	•	Lockbolts and	•	Cleaners and			•	Precision bearings
		collars		cleaning solvents
	•	Nuts
	•	Rivets
	•	Springs
	•	Valves
	•	Washers

Hardware

Sales of C-class aerospace hardware represented 47%, 48% and 49% of our fiscal 2017, 2016 and 2015 product sales, respectively. Fasteners, our largest category of hardware products, include a wide range of highly engineered aerospace parts that are designed to hold together two or more components, such as rivets (both blind and solid), bolts (including blind bolts), screws, nuts and washers. Many of these fasteners are designed for use in specific aircraft platforms and others can be used across multiple platforms. Materials used in the manufacture of these fasteners range from standard alloys, such as aluminum, steel or stainless steel, to more advanced materials, such as titanium, Inconel and Waspalloy.

Chemicals

Chemical sales represented 42%, 41% and 40% of our fiscal 2017, 2016 and 2015 product sales, respectively. Our chemical product offerings include adhesives; sealants and tapes; lubricants; oil and grease; paints and coatings; industrial gases; coolants and metalworking fluids; and cleaners and cleaning solvents.

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

Machined Parts and Tooling

Machined parts are designed for a specific customer and are assigned unique OEM-specific SKUs. The machined parts we distribute include laser cut or stamped brackets, milled parts, shims, stampings, turned parts and welded assemblies made of materials ranging from high-grade steel or titanium to nickel based alloys.

We stock a full range of tools needed for the installation and removal of many of our products, including air and hydraulic tools as well as drill motors, and we also offer factory authorized maintenance and repair services for these tools. In addition to selling these tools, we also rent or lease these tools to our customers.

Our Services

In addition to our traditional distribution services, we have developed innovative value-added services, such as quality assurance, kitting, JIT supply chain management, CMS and 3PL/4PL programs for our customers.

Quality Assurance

Our quality assurance (QA) function is a key component of our service offering, with approximately 6% of our employees dedicated to this area. We believe we offer an industry-leading QA function as a result of our rigorous processes, sophisticated testing equipment and dedicated QA staff. Our superior QA performance is demonstrated by a comparison of our customers’ aggregate rejection rate of the products we deliver, which was 0.14% during fiscal 2017, to our rejection rate of the products we receive from our suppliers, which was 3.46% during fiscal 2017.

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

JIT Supply Chain Management and CMS

JIT supply chain management, which includes CMS, involves the delivery of products on an as-needed basis to the point-of-use at a customer’s manufacturing line. JIT programs are designed to prevent excess inventory build-up and shortages and improve manufacturing efficiency. Each JIT contract requires us to maintain an efficient inventory tracking, analysis and replenishment program and is designed to provide high levels of stock availability and on-time delivery. We believe customers that utilize our comprehensive JIT supply chain management services are frequently able to realize significant benefits including:

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

Before signing a JIT contract, our customers typically experience outages of many SKUs and, in some cases, have up to a year’s worth of inventory on hand for other SKU’s. As part of our JIT programs, we generally assume custody of the customer’s existing inventory at the onset of the contract, immediately reducing their inventory on-hand and the associated management costs. Customer inventory is generally assumed on a consignment basis and is entered in our perpetual inventory system in a distinct customer-specific “virtual warehouse.” Software protocol in our IT systems requires the system to first “look” to a customer’s consigned inventory when parts replenishment is required. In certain cases, we can sell this consigned inventory to our base of over 7,000 other active customers around the world, gradually drawing down the customer’s inventory. As the consigned inventory for each SKU is exhausted, our stock of Wesco-sourced product is then used for replenishment.

Another key strength of our JIT programs is our ability to utilize highly scalable and customizable point-of-use systems to develop an efficient supply chain management system and automated replenishment solution for any number of SKUs. In order to minimize inventory on hand, certain indicators are used to trigger the replenishment of product, with all replenishment activity done via hand-held scanners that transmit orders to our stocking locations.

In certain circumstances, we also provide our JIT and CMS customers with additional value-added services, including the implementation of process control and usage reduction programs; safety data-sheet management, support for environmental, health and safety compliance (EHS) and reporting; and assistance with the development of waste management strategies.

Customers are also increasingly seeking 3PL or 4PL arrangements to optimize supply chain management by outsourcing either specific logistics and distribution functions or their entire logistics function to a service provider like us.

Aftermarket Sales

We sell products to airline-affiliated, OEM-affiliated and independent MRO providers on both a Contract and ad hoc basis. We have expanded our efforts to increase our presence in both the commercial and military aerospace MRO markets, particularly as a result of our acquisition of Haas in 2014 and through the introduction of our Wesco e-commerce sales platform, which we believe provides us with a cost-effective way to further penetrate the aftermarket. In addition, we have targeted domestic and international airlines and maintenance centers that we believe are assuming an expanded role within the MRO market.

Going forward, we expect commercial MRO providers to benefit from many of the same trends as those impacting the commercial OEM market, including industry passenger volumes and capacity utilization, as well as requirements to maintain aging aircraft and the cost of fuel, which can lead to greater utilization of existing planes. The commercial MRO market may also benefit from directives or notifications announced by international industry regulators and trade associations. Such directives or notifications can serve to bolster required maintenance, and thus the demand for new and existing aerospace products. Furthermore, we expect demand in the military MRO market to be driven by changes in overall fleet size and the level of U.S. military operational activity domestically and overseas. We believe that our presence in this market helps us mitigate the volatility of new military aircraft sales with sales to the aftermarket.

Customer Contracts

We sell products to our customers under two types of arrangements: (1) Contracts, which include JIT supply chain management contracts and LTAs, and (2) ad hoc sales.

Contracts

JIT Contracts.  JIT contracts, which include CMS contracts, are typically three to five years in length and are structured to supply the product requirement for specific SKUs, production lines or facilities. Given our direct involvement with JIT customers, volume requirements and purchasing frequency under these contracts is highly predictable. Under JIT contracts, customers commit to purchase specified products from us at a fixed price or a pass-through price, on an as needed basis, and we are often responsible for maintaining high levels of stock availability of those products. JIT contracts typically contain termination for convenience provisions, which generally allow our customers to terminate their contracts on short notice without meaningful penalties and often provide for us to be reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to our other customers. JIT customers often purchase products from us that are not covered under their contracts on an ad hoc basis. For additional information about our JIT supply chain management services, see “-Our Products and Services-Our Services-JIT Supply Chain Management.”

LTAs.  Like JIT contracts, LTAs also typically run for three to five years. LTAs are essentially negotiated price lists for customers or individual customer sites that cover a range of pre-determined products, purchased on an as-needed basis. LTAs allow the customer to buy contracted SKUs from us and may obligate us to maintain stock availability for those products. Once an LTA is in place, the customer is then able to place individual purchase orders with us for any of the contractually specified products. LTAs typically contain termination for convenience provisions, which generally allow for our customers to terminate their contracts on short notice without meaningful penalties and often provide that we are reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to other customers. LTA customers also frequently purchase products from us on an ad hoc basis, which are not captured under the contractual pricing arrangement.

Ad Hoc Sales

Ad hoc sales represent products purchased from us on an as-needed basis and are generally supplied out of our existing inventory. Typically, ad hoc orders are for smaller quantities of products than those ordered under Contracts, and are often urgent in nature. Given our breadth and volume of inventory, it is not uncommon for even our competitors to purchase products from us on an ad hoc basis when their own stocks prove to be inadequate. In an environment of increasing aircraft production and oftentimes relatively long supplier lead-times, product shortages can become increasingly common for OEMs, subcontractors, MRO providers and distributors with less sophisticated forecasting abilities and procurement organizations.

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

We believe that sales backlog is not a relevant measure of our business, given the long-term nature of our Contracts with our customers.

Customers

We sell to over 7,000 active customers worldwide. During fiscal 2017, Lockheed Martin represented nearly 11% of our total net sales, consisting of multiple contracts across multiple independent programs such that no individual contract is material. Our top 10 customers collectively accounted for 48% of our total net sales during fiscal 2017.

During fiscal 2017, 73% of our net sales were derived from major OEMs, such as Airbus, Boeing, BAE Systems, Bell Helicopter, Bombardier, Cessna, Embraer, Gulfstream, Lockheed Martin, Northrop Grumman and Raytheon, and many of their subcontractors. Government sales comprised 16% of our net sales during fiscal 2017 and were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf. Aftermarket sales to airline-affiliated or independent MRO providers made up 6% of our fiscal 2017 net sales. The remaining 5% of our net sales were to other distributors.

During fiscal 2017, 56% of our net sales were derived from customers supporting commercial programs and 44% of our net sales were derived from customers supporting military programs. We also service international customers in markets that include Australia, Canada, China, France, Germany, India, Ireland, Israel, Italy, Malaysia, Mexico, Philippines, Poland, Saudi Arabia, Singapore, South Korea, Turkey and the United Kingdom. For additional information about our net sales and long-lived assets by geographic area, see Note 21 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Procurement

We source our inventory from over 5,000 suppliers globally, including Amphenol, Arconic, Consolidated Aerospace Manufacturing (CAM), Esterline, Henkel, Lisi Aerospace, PPG Industries, Precision Castparts Corp., RBC Bearings, and TriMas. During fiscal 2017, Precision Castparts Corp. and Arconic supplied 13% and 9%, respectively, of the products we purchased. Suppliers typically prefer to deal with a relatively small number of large and sophisticated distributors in order to improve production efficiency; reduce finished goods inventory and related obsolescence costs; maintain pricing discipline; improve performance in meeting on-time-delivery targets to the end customers; and consolidate customer accounts, which can reduce administrative and overhead costs relating to sales and marketing, customer service and other functions. As a result of our size and our long-standing relationships with many of our suppliers, we are often able to take advantage of significant volume-based discounts when purchasing inventory. Given our industry position and close cooperation with suppliers, we believe we are in an excellent position to become a distributor for new product lines as they become available.

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

Information Technology Systems

We have invested to build integrated, highly customized IT systems that enable our purchasing and sales organizations to make more informed decisions, our inventory management system to operate in an efficient manner and certain of our customers to make online purchases directly from us. Our primary scalable IT infrastructure is based on IBM and Oracle servers, the Oracle Enterprise database and the Oracle JD Edwards EnterpriseOne (JDE), enterprise resource planning (ERP) system. Our chemical supply chain management system, tcmIS, is a proprietary system, developed using the Oracle Enterprise database. These customized IT systems provide us visibility into quantities, stocking locations and purchases across our customer base by individual inventory item, enabling us to accurately fill an average of 16,000 orders per day and provide an exceptional level of customer service. These systems are fully capable of interfacing with external business systems, including Oracle, SAP, Microsoft and others, and we have developed additional functionality for JIT delivery, in certain cases directly into our customers’ manufacturing process. This functionality includes recognition of signals and actions to fill customer bins from hand-held scanners, min/max data or proprietary signals from a customer’s ERP system. JDE and tcmIS also support our EDI functionality, which allows our system to interface with customers and suppliers, regardless of technology, data format or connectivity. TcmIS also supports additional chemical-specific functionality, such as product labeling and Global Harmonized System compliance.

For our shipping logistics and export compliance support, we employ Precision Software’s TRA/X. TRA/X enables us to ship globally while maintaining tracking numbers and rating information for each customer shipment. In addition, at several of our distribution facilities, we use Minerva’s AIMS inventory management system to provide the best possible warehouse flow and cycle times. AIMS is tailored to fit our global warehouse operational needs and allows us to provide an expandable warehouse management system that can also incorporate transaction processing, work-in-progress and other manufacturing operations. AIMS interfaces with a broad range of material handling equipment, including horizontal and vertical carousels, conveyors, sorting equipment, pick systems and cranes.

Seasonality

Our net sales may fluctuate quarterly based on the number of production days at our customers' facilities, which is driven by holidays and planned production shutdowns, particularly the winter holidays during our first fiscal quarter and the summer months during our fourth fiscal quarter.

Competition

The industry in which we operate is highly competitive and fragmented. We believe the principal competitive factors in our industry include the ability to provide superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing and an effective QA program. Our competitors include both U.S. and foreign companies, including divisions of larger companies and certain of our suppliers, some of which have significantly greater financial resources than we do, and therefore may be able to adapt more quickly to changes in customer requirements than we can. In addition to facing competition for Contract customers from our primary competitors, Contract customers or potential Contract customers may also determine that it is more cost effective to establish or re-establish an in-house supply chain management capability. Under these circumstances, we may be unable to sufficiently reduce our costs to provide competitive pricing while also maintaining acceptable operating margins.

Employees

As of September 30, 2017, we employed 2,978 personnel worldwide, 1,027 of whom were located at customer sites. We have 861 employees located outside of North America. We are not a party to any collective bargaining agreements with our employees.

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

In addition, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. The European Union’s Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) regulations enacted in 2009 have been a continuing source of compliance obligations and restrictions on certain chemicals, and REACH-like regimes have now been adopted in several other countries. In the United States, the core provisions of the Toxic Substances Control Act (TSCA) were amended in June 2016 for the first time in nearly 40 years. Among the more significant changes are that these amendments mandate safety reviews of existing chemicals with regulatory action to restrict any “high risk” chemicals identified as result of such reviews. The amendments to the TSCA also mandate that the EPA reset the current TSCA Inventory to identify commercially "active" chemicals, a process expected to result in potentially significant compliance obligations for the Company and our customers and suppliers who manufacture, process and import chemicals. These types of changes in the Company’s regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products and provide supply chain management services to our customers. Such changes also could result in compliance obligations for us directly or as part of our supply chain management services to customers, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

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

Risks Related to Our Business and Industry

We are directly dependent upon the condition of the aerospace industry, which is closely tied to global economic conditions, and if aerospace industry or the U.S. or global economy were to experience a recession, our business, financial condition and results of operations could be negatively impacted.

Demand for the products and services we offer are directly tied to the delivery of new aircraft, aircraft utilization, and repair of existing aircraft, which, in turn, are impacted by global economic conditions. For example, 2009 revenue passenger miles (RPMs) on commercial aircraft declined due to the global recession. During the same period, the industry experienced declines in large commercial, regional and business jet deliveries. While demand for commercial and regional jets recovered, business jet orders and deliveries remain well below their pre-recession peak, reflecting a deeper downturn in the last recession, changes in corporate spending patterns and an uncertain economic outlook. A slowdown in the global economy, or a return to a recession, would negatively impact the aerospace industry, and could negatively impact our business, financial condition and results of operations.

Military spending, including spending on the products we sell, is dependent upon national defense budgets, and a reduction in military spending could have a material adverse effect on our business, financial condition and results of operations.

During the year ended September 30, 2017, 44% of our net sales were related to military aircraft. The military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (DoD) budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. A decline in U.S. military expenditures could result in a reduction in military aircraft production, which could have a material adverse effect on our business, financial condition and results of operations.

In particular, military spending may be negatively impacted by the Budget Control Act of 2011 (the Budget Control Act), which was passed in August 2011. The Budget Control Act established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years, and also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits were exceeded. The impact of sequestration was reduced with respect to the government’s 2014 and 2015 fiscal years, in exchange for extending sequestration into fiscal years 2022 and 2023, following the enactment of the Bipartisan Budget Act of 2013 in December 2013. The impact of sequestration was further reduced with respect to the government’s 2016 and 2017 fiscal years, following the enactment of the Bipartisan Budget Act of 2015 in November 2015. Sequestration is currently scheduled to resume in the government’s 2018 fiscal year. We are unable to predict the impact that the cuts associated with sequestration will ultimately have on funding for the military programs which we support. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to unique business risks as a result of supplying equipment and services to the U.S. government directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our supply arrangements with, the U.S. government.

Companies engaged in supplying defense-related equipment and services to U.S. government agencies are subject to business risks specific to the defense industry. We contract directly with the U.S. government and are also a subcontractor to customers contracting with the U.S. government. Accordingly, the U.S. government may unilaterally suspend or prohibit us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, revoke required security clearance, reduce the value of existing contracts or audit our contract-related costs and fees. In addition, most of our U.S. government contracts and subcontracts can be terminated by the U.S. government or the contracting party, as applicable, at its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

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

A majority of our Contracts are long-term, fixed-price agreements with no guarantee of future sales volumes, and they may be terminated for convenience on short notice by our customers, often without meaningful penalties, and often provide that we are reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to our other customers. In addition, we purchase inventory based on our forecasts of anticipated future customer demand. As a result, we may take the risk of having excess inventory if our customers do not place orders consistent with our forecasts, particularly with respect to inventory that has a more limited shelf-life. We also run the risk of not being able to pass along or otherwise recover unexpected increases in our product costs, including as a result of commodity price increases, which may increase above our established prices at the time we entered into the Contract and established prices for products we provide. When we are awarded new Contracts, particularly JIT contracts, we may incur high costs, including salary and overtime costs to hire and train on-site personnel, in the start-up phase of our performance. In the event that we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new Contracts or our Contracts are terminated, our business, financial condition, results of operations and operating margins could be negatively affected.

If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected.

Our top ten customers for the year ended September 30, 2017 accounted for 48% of our net sales. A reduction in purchasing by or loss of one of our larger customers for any reason, including changes in manufacturing or procurement practices, loss of a customer as a result of the acquisition of such customer by a purchaser who does not fully utilize a distribution model or uses a competitor, in-sourcing by customers, a transfer of business to a competitor, an economic downturn, failure to adequately service our clients or to manage the implementation of new customer sites, decreased production or a strike, could have a material adverse effect on our business, financial condition and results of operations.

As an example of changes in manufacturing practices that could impact us, OEMs such as Boeing and Airbus have incorporated a higher proportion of composite materials in some of the aircraft they manufacture. Aircraft utilizing composite materials generally require the use of significantly fewer C-class aerospace parts than new aircraft made of more traditional non-composite materials, although the parts used are generally higher priced than C-class aerospace parts used in non-composite aircraft structures. To the extent Boeing, Airbus and other customers increase their reliance on composite materials, they may materially reduce their purchase orders from us.

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

We expect to derive a significant portion of our net sales from certain aerospace programs in their early production stages. Our future growth will be dependent, in part, upon our sales to various OEMs and subcontractors as related to such programs. If production of any of the programs we support is terminated or delayed, or if our sales to customers affiliated with these programs are reduced or eliminated, our business, financial condition and results of operations could be adversely affected.

We operate in a highly competitive market and our failure to compete effectively may negatively impact our results of operations.

We operate in a highly competitive global industry and compete against a number of companies, including divisions of larger companies and certain of our suppliers, some of which may have significantly greater financial resources than we do and therefore may be able to adapt more quickly to changes in customer requirements than we can. Our competitors consist of both U.S. and foreign companies and range in size from divisions of large public corporations to small privately held entities. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing and effective quality assurance programs. To remain competitive, we may have to adjust the prices of some of the products and services we sell and continue investing in our procurement, supply-chain management and sales and marketing functions, the costs of which could negatively impact our results of operations.

In addition, we face competition for our Contract customers from both competitors in our industry and the in-sourcing of supply-chain management by our customers themselves. If any of our Contract customers decides to in-source the services we provide or switches to one of our competitors, we would be adversely affected.

We may be unable to effectively manage our inventory, which could have a material adverse effect on our business, financial condition and results of operations.

Due to the lead times required by many of our suppliers, we typically order products, particularly hardware products, in advance of expected sales, and the volume of such orders may be significant. Lead times generally range from several weeks up to two years, depending on industry conditions, which makes it difficult to successfully manage our inventory as we plan for future demand. In addition, demand for our products can fluctuate significantly, which can also negatively impact our cash flows and inventory level. For example, in the three months ended September 30, 2015, we determined that inventory previously purchased in connection with a specific program which was subsequently terminated had no alternative use, and we recorded a provision to write-down such inventory by of $33.0 million.

If suppliers are unable to supply us with the products we sell in a timely manner, inadequate quantities and/or at a reasonable cost, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our inventory is primarily sourced directly from producers and manufacturing firms, and we depend on the availability of large supplies of the products we sell. Our largest suppliers for the year ended September 30, 2017 were Precision Castparts Corp. and Arconic. During fiscal 2017, 13% of the products we purchased were from Precision Castparts Corp. and 9% were purchased from Arconic. In addition, our ten largest suppliers during fiscal 2017 accounted for 42% of our purchases. These manufacturers and producers may experience capacity constraints that result in their being unable to supply us with products in a timely manner, in adequate quantities and/or at a reasonable cost. Contributing factors to manufacturer capacity constraints include, among other things, industry or customer demands in excess of manufacturing capacity, labor shortages and changes in raw material flows. Any significant interruption in the supply of these products or termination of our relationship with any of our suppliers could result in us being unable to meet the demands of our customers, which would have a material adverse effect on our business, financial condition and results of operations.

Our business is highly dependent on complex information technology.

The provision and application of IT is an increasingly critical aspect of our business. Among other things, our IT systems must frequently interact with those of our customers, suppliers and logistics providers. Our future success will depend on our continued ability to employ IT systems that meet our customers’ demands. The failure or disruption of the hardware or software that supports our IT systems, including redundancy systems, could significantly harm our ability to service our customers and cause economic losses for which we could be held liable and which could damage our reputation. In addition, we are subject to cybersecurity risk, which includes, but is not limited to, malicious software and unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us, our customers or suppliers. A cyber-related attack could cause a loss of data and interruptions or delays in our business (particularly with respect to our tcmIS operating system), cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our IT systems, communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which could have a material adverse effect on our business, results of operations and financial condition. In addition, system improvements and other IT-related upgrades could require us to accelerate the depreciation of certain assets, which could have a material adverse effect on our operating results.

Our competitors may have or may develop IT systems that permit them to be more cost effective and otherwise better able to meet customer demands than we are able to with IT systems we are able to acquire or develop. Larger competitors may be able to develop or license IT systems more cost effectively than we can by spreading the cost across a larger revenue base, and competitors with greater financial resources may be able to acquire or develop IT systems that we cannot afford. If we fail to meet the demands of our customers or protect against disruptions of our IT systems, we may lose customers, which could seriously harm our business and adversely affect our operating results and operating cash flow.

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

While the majority of our operations are based in the United States, we have significant international operations, with facilities in Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Singapore and the United Kingdom, and customers throughout North America, Latin America, Europe, Asia and the Middle East. For the years ended September 30, 2017 and 2016, 35% and 35%, respectively, of our net sales were derived from customers located outside the United States.

Our international operations are subject to, without limitation, the following risks:

•	the burden of complying with multiple and possibly conflicting laws and any unexpected changes in regulatory requirements;

•	political risks, including risks of loss due to civil disturbances, acts of terrorism, acts of war, guerilla activities and insurrection;

•	unstable economic, financial and market conditions and increased expenses due to inflation, or higher interest rates;

•	difficulties in enforcement of third-party contractual obligations and collecting receivables through foreign legal systems;

•	difficulties in staffing and managing international operations and the application of foreign labor regulations;

•	differing local product preferences and product requirements; and

•
potentially adverse tax consequences from changes in tax laws, requirements relating to withholding taxes on remittances and other payments by subsidiaries and restrictions on our ability to repatriate dividends from our subsidiaries.

In addition, fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At September 30, 2017, we reported a cumulative foreign currency translation adjustment of $82.5 million in stockholders’ equity as a result of foreign currency translation adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statements of comprehensive income at average monthly exchange rates. Moreover, to the extent that our net sales are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our facilities in the United Kingdom, Germany, France and Italy are incurred in British pounds or euros, but in certain cases the related net sales are denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. At times we engage in hedging transactions to manage or reduce our foreign currency exchange risk, but these transactions may not be successful and, as a result, our business, financial condition and results of operations could be materially adversely affected. During fiscal 2017 and 2016, fluctuations in foreign currency translation had a negative impact on net sales of $22.9 million and $30.2 million, respectively.

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

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the United States and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, EAR administered by the U.S. Department of Commerce’s Bureau of Industry and Security, ITAR administered by the U.S. Department of State’s Directorate of Defense Trade Controls, and trade sanctions, regulations and embargoes administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. These laws and regulations may require us to obtain individual validated licenses from the relevant agency to export, re-export, or transfer commodities, software, technology, or services to certain jurisdictions, individuals, or entities. We cannot be certain that our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license and export authorization process is often time-consuming.

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

Our total assets reflect substantial intangible assets. At September 30, 2017, goodwill and intangible assets, net represented 25.4% of our total assets. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from acquisitions, including the acquisition of our Company by affiliates of The Carlyle Group (Carlyle) and the acquisition of Haas. Intangible assets represent trademarks, backlogs, non-compete agreements, technology and customer relationships. On at least an annual basis, we assess whether there has been impairment in the value of goodwill and indefinite-lived intangible assets. If our testing identifies impairment under generally accepted accounting principles in the United States (GAAP), the impairment charge we calculate would result in a charge to income from operations. For example, during the three months ended June 30, 2017, we recorded a non-cash goodwill impairment of $240.6 million for our North America Hardware reporting unit and $70.5 million for our North America Chemical reporting unit, for a total impairment charge of $311.1 million. Any future determination requiring the write-off of a significant portion of goodwill and unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. For additional information, see “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies and Estimates-Goodwill and Indefinite-Lived Intangible Assets.”

Changes in U.S. tax law may have a material adverse effect on our business, financial condition and results of operation.

The current administration and members of the U.S. Congress are currently pursuing reform of the U.S. tax system, which would include reduced U.S. corporate tax rates, changes to the taxation of international earnings for U.S. multinational corporations and the elimination, in whole or in part, of the deduction for net interest expense.  While we are unable to predict which, if any, of these proposed tax reforms will be enacted into law, and what effects any enacted legislation will have on our liability for U.S. corporate tax, we believe these potential changes could have a material adverse effect on our business, financial condition and results of operation.  However, we do believe that a reduction in the U.S. corporate tax rate would result in a write down of a portion of our net U.S. deferred tax assets, the impact of which could be material. In addition, given our current level of interest expense payments, we believe that a limitation on the deductibility of net interest expense could result in a material increase in our U.S. corporate tax liabilities and effective tax rate.

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

We or our suppliers or customers may experience damage to or disruptions at our or their facilities caused by natural disasters and other factors, which may result in our business, financial condition and results of operations being adversely affected.

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

There are many factors, such as the cyclical nature of the aerospace industry, fluctuations in our ad hoc sales, delays in major aircraft programs, planned production shutdowns, downward pressure on sales prices and changes in the volume of our customers’ orders that could cause our financial results to fluctuate from period-to-period. For example, during the year ended September 30, 2017, 24% of our net sales were derived from ad hoc sales. The prices we charge for ad hoc sales are typically higher than the prices under our Contract sales. However, customers may not continue to purchase the same amount of products from us on an ad hoc basic as they have in the past, so it cannot be assured that in any given year we will be able to generate similar levels of ad hoc net sales as we did in the past. We are also actively working to transition customers from ad hoc purchases to Contracts, which may also result in a reduction in our ad hoc net sales. In addition, our acquisition of Haas has contributed to lower our ad hoc sales as a percentage of total net sales. A significant diminution in our ad hoc sales in any given period could result in fluctuations in our financial results and operating margins. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

We will continue to incur significant costs as a result of operating as a publicly traded company, and our management is required to devote substantial time to public company compliance requirements and investor needs.

As a publicly traded company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and the rules of the SEC and the New York Stock Exchange have imposed various requirements on public companies. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to result in increased legal and financial compliance costs compared to a private company and make some activities more time-consuming and costly. For example, we believe these rules and regulations make it more difficult and more expensive for us to maintain appropriate levels of director and officer liability insurance.

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

Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. The European Union’s REACH regulations enacted in 2009 have been a continuing source of compliance obligations and restrictions on certain chemicals, and REACH-like regimes have now been adopted in several other countries. In the United States, the core provisions of the Toxic Substances Control Act (TSCA) were amended in June 2016 for the first time in nearly 40 years. Among the more significant changes are that these amendments mandate safety reviews of existing chemicals with regulatory action to restrict any “high risk” chemicals identified as result of such reviews. The amendments to the TSCA also mandate that the EPA reset the current TSCA Inventory to identify commercially “active” chemicals, a process expected to result in potentially significant compliance obligations for the Company and our customers and suppliers who manufacture, process and import chemicals. These types of changes in the Company’s regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products and provide supply chain management services to our customers. Such changes also could result in compliance obligations for us directly or as part of our supply chain management services to customers, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may be exposed to liabilities for personal injury, death or property damage due to the failure of a product we have sold. We typically agree to indemnify our customers against certain liabilities resulting from the products we sell, and any third-party indemnification we seek from our suppliers and our liability insurance may not fully cover our indemnification obligations to customers. We also may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability for which third-party indemnification is not available that is not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

We may consider future acquisitions, some of which could be material to us. Depending upon the acquisition opportunities available, we may need to raise additional funds through the capital markets or arrange for additional debt financing to consummate such acquisitions. We may be unable to raise the capital required for future acquisitions on satisfactory terms or at all, which could adversely affect our business, financial condition and results of operations. Economics related to acquisitions including valuation, purchase price, synergies and competitive advantage may rely on our ability to efficiently integrate an acquired business with our existing enterprise, which we may not be able to execute successfully.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.

We have material business operations in both the United Kingdom and the broader European Union. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The terms of the withdrawal are subject to a negotiation period that could last until or beyond March 2019, two years after the government of the United Kingdom formally initiated the withdrawal process in March 2017. This has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a direct or indirect impact on our business in the United Kingdom and the broader European Union, on our suppliers and customers in the United Kingdom and the broader European Union and on our business outside the United Kingdom and the broader European Union, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Our substantial indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.

As of September 30, 2017, our total indebtedness outstanding under our Existing Credit Facilities (as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Existing Senior Secured Credit Facilities”) was $875.6 million, which was 57.4% of our total capitalization.

In addition, we may incur substantial additional indebtedness in the future. Our Credit Facilities contain certain significant qualifications and exceptions that allow us to incur additional indebtedness, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

In addition, all of our debt under the Credit Facilities bears, and under the Existing Credit Facilities bore, interest at floating rates, causing us to enter into interest rate swap derivative instruments to partially offset our exposure to interest rate fluctuations, which result in additional risks. As of September 30, 2017, we had a current interest rate hedge liability and a long-term interest rate hedge liability of $2.5 million and $0.9 million, respectively. If our interest rate hedge was determined ineffective partially or entirely as defined by GAAP, the ineffective portion or the entire amount of our interest rate hedge liabilities would adversely affect our earnings. Our derivatives also expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement, which could negate the intended protection from our hedge instruments. See further discussion on our derivative financial instruments in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Credit Facilities include covenants restricting, among other things, our ability to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay distributions on, redeem or repurchase our capital stock;

•	make investments;

•	sell assets;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	incur or allow liens;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates;

•	enter into sale leaseback transactions;

•	change fiscal periods;

•	enter into agreements that restrict the granting of liens or the making of subsidiary distributions;

•	create unrestricted subsidiaries; and

•	engage in certain business activities.

In addition, the Credit Facilities contain a maximum leverage ratio covenant. A breach of this financial covenant could result in a default under the Credit Facilities. If any such default occurs, the lenders under the Credit Facilities may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Facilities also have the right in these circumstances to terminate any commitments to provide further borrowings. In addition, following an event of default under the Credit Facilities, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the Credit Facilities was to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities—Sixth Amendment to Senior Secured Credit Facilities” for additional information about the Company’s compliance with the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) maintenance covenant contained in the Credit Agreement.

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

In addition, in recent years, the U.S. stock market has experienced significant price and volume fluctuations. This volatility has significantly impacted the market price of securities issued by many companies, including companies in our industry. The changes have often been unrelated or disproportionate to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our share price and cause you to lose all or part of your investment.

We have no plans to pay regular dividends on our common stock, so you may not receive funds without selling your common stock.

We have no plans to pay regular dividends on our common stock. We generally intend to invest our future earnings, if any, to fund our growth. Any payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The Credit Facilities also effectively limit our ability to pay dividends. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not record a gain on your investment when you sell your common stock and you may lose the entire amount of the investment.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions:

•	establish a classified Board of Directors, with three classes of directors;

•	authorize the issuance of blank check preferred stock that our Board of Directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of stockholders to remove directors;

•	prohibit our stockholders from calling a special meeting of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of stockholders;

•	provide that our Board of Directors is expressly authorized to amend, or to alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing, which could result in us taking corporate actions other than those you desire.

Future sales of our common stock in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in our Company and may adversely affect the market price of our common stock.

We and our existing stockholders may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions. As of September 30, 2017, we had 950,000,000 shares of common stock authorized and 99,450,902 shares of common stock outstanding. In addition, we have 2,001,044 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2017 and 3,457,947 available shares of common stock reserved for issuance under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (the 2014 Plan).

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our global headquarters is located at 24911 Avenue Stanford, Valencia, California 91355. As of September 30, 2017, we have a total of 58 administrative, sales and/or stocking facilities, all of which are either leased or located at a customer site, except for our global headquarters, which is owned by us. These facilities, including facilities in Northlake, Texas; McDonough, Georgia; Wichita, Kansas; Austin, Texas; Mississauga, Ontario; Cleckheaton, United Kingdom and Clayton West, United Kingdom, are located in 17 countries, including the U.S., Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Singapore and the United Kingdom.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information About Our Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “WAIR” on July 28, 2011. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2017
4th Quarter	$11.25	$7.05
3rd Quarter	$12.45	$8.25
2nd Quarter	$15.30	$11.15
1st Quarter	$15.55	$12.40
Fiscal 2016
4th Quarter	$14.43	$12.68
3rd Quarter	$15.00	$12.64
2nd Quarter	$14.41	$10.19
1st Quarter	$13.38	$11.44

Stockholders

As of November 21, 2017, we had approximately 77 holders of record of our common stock and the closing price reported on the New York Stock Exchange of our common stock was $8.00 per share.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2017, we repurchased 74,758 shares of common stock in connection with shares surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the 2014 Plan. We expended approximately $703,000 to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2017 - July 31, 2017	—	$—	—	$—
August 1, 2017 - August 31, 2017	—	—	—	—
September 1, 2017 - September 30, 2017	74,758	9.40	—	—
Total	74,758	$9.40	—	$—

Performance

The graph set forth below compares the cumulative total shareholder return on our common stock between September 30, 2012 and September 30, 2017 to (1) the cumulative total return of U.S. companies listed on the New York Stock Exchange and (2) the cumulative total return of a peer group selected by the Company (Esterline Technologies Corporation (ESL), Fastenal Company (FAST), HEICO Corporation (HEI), KLX Inc. (KLXI), MSC Industrial Direct Co., Inc. (MSM), Transdigm Group Incorporated (TDG) and W.W. Grainger, Inc. (GWW)) over the same period. The peer group reflects a mix of companies that we believe is reflective of our broader industry and line-of-business. This graph assumes an initial investment of $100 on September 30, 2012, in our common stock, the market index and the peer group and assumes the reinvestment of dividends, if any. The historical information set forth below is not necessarily indicative of future price performance.

Company/Market/Peer Group	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017
Wesco Aircraft Holdings, Inc.	$100.00	$153.22	$127.38	$89.31	$98.32	$68.81
New York Stock Exchange (U.S. Companies)	100.00	121.53	141.26	135.88	155.46	181.09
Peer Group	100.00	127.85	135.22	121.44	145.54	156.94

ITEM 6.  SELECTED FINANCIAL DATA

The selected income statement and other data for each of the years ended September 30, 2017, 2016 and 2015 and the selected balance sheet data as of September 30, 2017 and 2016 have been derived from our audited consolidated financial statements that are included in this Annual Report. The selected income statement and other data for the years ended September 30, 2014, and 2013 and the selected balance sheet data as of September 30, 2015, 2014 and 2013 have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The financial data set forth below are not necessarily indicative of future results of operations. This data should be read in conjunction with, and is qualified in its entirety by reference to, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended September 30,
	2017	2016	2015	2014	2013
	(in thousands except per share data)
Consolidated statements of income data:
Net sales	$1,429,429	$1,477,366	$1,497,615	$1,355,877	$901,608

(Loss) income from operations	$(208,795)	$158,750	$(206,365)	$183,934	$180,802
Interest expense, net	(39,821)	(36,901)	(37,092)	(29,225)	(25,178)
Other income (expense), net	369	3,741	1,841	2,199	2,003
(Loss) income before income taxes	(248,247)	125,590	(241,616)	156,908	157,627
Income tax benefit (provision)	10,901	(34,212)	86,872	(54,806)	(52,815)
Net (loss) income	$(237,346)	$91,378	$(154,744)	$102,102	$104,812

Per share data:
Net (loss) income per share
Basic	$(2.40)	$0.94	$(1.60)	$1.06	$1.12
Diluted	$(2.40)	$0.93	$(1.60)	$1.05	$1.09
Weighted average shares outstanding
Basic	98,701	97,634	96,955	95,951	93,285
Diluted	98,701	98,166	96,955	97,606	95,844

Consolidated Balance Sheet Data:
Cash and cash equivalents	$61,625	$77,061	$82,866	$104,775	$78,716
Total assets (1) (4)	1,754,107	1,948,578	2,020,973	2,412,274	1,631,153
Long-term debt and capital lease obligations (2) (3)	790,851	835,989	954,730	1,081,825	569,414
Total stockholders’ equity	649,731	882,915	817,573	992,290	865,436

(1)	We acquired Haas in February 2014.

(2)	Total long-term debt and capital lease obligations excludes current portion.

(3)
Total long-term debt related to term loan A and term loan B as of September 30, 2017 and 2016 was reduced by deferred debt issuance costs of $11.7 million and $7.6 million, respectively, as required by ASC 2015-03 which we adopted on October 1, 2016. Total long-term debt was not retroactively recast to include deferred debt issuance costs as of September 30, 2015, 2014 and 2013.

(4)
Total assets as of September 30, 2016 was retroactively recast to reflect the reclassification of $7.6 million of deferred debt issuance costs related to term loan A and term loan B from long-term assets to long-term debt as required by ASC 2015-03. Total assets was not retroactively recast to exclude deferred debt issuance costs as of September 30, 2015, 2014 and 2013.

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

Commercial Aerospace Market

Over the past three years, major airlines have ordered new aircraft at a robust pace, aided by strong profits and increasing passenger volumes. At the same time, volatile fuel prices have led to greater demand for fuel-efficient models and new engine options for existing aircraft designs. The rise of emerging markets has added to the growth in overall demand at a stronger pace than seen historically. More recently, several airlines have slowed the pace of orders with large commercial OEMs in response to rapidly changing macroeconomic conditions. Nevertheless, large commercial OEMs have indicated that they continue to expect a high level of deliveries, primarily due to their unprecedented level of backlogs. Business aviation has lagged the larger commercial market, reflecting a deeper downturn in the last recession, changes in corporate spending patterns and an uncertain economic outlook. Overall business aviation production levels remain well below their pre-recession peak, though newer models have seen a greater acceptance in the marketplace than older and previously owned aircraft.

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

Prior to the three months ended September 30, 2017, we were organized on a global functional basis and we had two reportable segments, which were the North America segment and the Rest of World segment.  Revenues were allocated based on the sales region responsible for the customer relationship. All corporate and other expenses benefiting both segments were reported in the segment that incurred the expenses, primarily North Americas.

During the three months ended September 30, 2017, we reorganized our businesses under three geographic-based segments: the Americas, EMEA and APAC. Our CODM began reviewing segment results on this basis for purposes of allocating resources and assessing performance. Each segment’s results reflect the results of our subsidiaries within that geographic region. Revenues reported by a segment reflect the customer contracts held by that segment, regardless of the geographic location of that customer. Some segments incur expenses for the benefit of the group or other segments, however these expenses are not allocated. We now present corporate expenses related to public company reporting costs and other costs that would not be required by the segments if they were operating on a standalone basis as unallocated corporate costs. We have retroactively recast our segment results and unallocated corporate expenses for the years ended September 30, 2017, 2016 and 2015.

Restructuring Activities

In September 2015, we committed to a Global Restructuring Plan, which involved the immediate elimination of redundant positions and the closure and consolidation of various facilities in an effort to better align our workforce to the growth areas of our business and to streamline our operations to increase efficiency and effectiveness. For the year ended September 30, 2016, total cost savings in our selling, general and administrative expenses were $26.5 million, excluding impact from foreign exchange rate movements, most of which is recurring and driven by actions under our Global Restructuring Plan. Out of the $26.5 million, $22.0 million impacted the Americas segment and $4.5 million impacted the EMEA segment. For more information on our Global Restructuring Plan, see Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

 Key Components of Our Results of Operations

The following is a discussion of the key line items included in our financial statements for the periods presented below under the heading “Results of Operations.” These are the measures that management utilizes to assess our results of operations, anticipate future trends and evaluate risks in our business.

Net Sales

Our net sales include sales of hardware, chemicals, electronic components, bearings, tools and machined parts, and eliminate all intercompany sales. We also provide certain services to our customers, including quality assurance, kitting, JIT delivery, CMS, 3PL or 4PL programs and point-of-use inventory management. However, these services are provided by us contemporaneously with the delivery of the product, and as such, once the product is delivered, we do not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, we have satisfied our obligations to the customer. We do not account for these services as a separate element, as the services generally do not have stand-alone value and cannot be separated from the product element of the arrangement.

We serve our customers under Contracts, which include JIT contracts and LTAs, and with ad hoc sales. Under JIT contracts, customers typically commit to purchase specified products from us at a fixed price, on an as needed basis, and we are responsible for maintaining stock availability of those products. LTAs are typically negotiated price lists for customers or individual customer sites that cover a range of pre-determined products, purchased on an as-needed basis. Ad hoc purchases are made by customers on an as-needed basis and are generally supplied out of our existing inventory. Contract customers often purchase products that are not captured under their Contract on an ad hoc basis.

(Loss) Income from Operations

(Loss) or income from operations is the result of subtracting the cost of sales and selling, general, and administrative expenses from net sales, and is used primarily to evaluate our performance and profitability.

The principal component of our cost of sales is product cost, which was 94.4% of our total cost of sales for the year ended September 30, 2017. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges, which collectively were 5.6% of our total cost of sales for the year ended September 30, 2017.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the provision, if any, for excess and obsolete inventory (“E&O”). The inventory provision is calculated to write-down the value of excess and obsolete inventory to its net realizable value. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O provision policy, see “—Critical Accounting Policies and Estimates—Inventories.” Charges to cost of sales for the E&O provision and related items of $12.9 million, $14.6 million and $95.1 million were recorded during the years ended September 30, 2017, 2016 and 2015, respectively. We believe that these amounts appropriately reflect the risk of E&O inventory inherent in our business and the proper net valuation of inventories. The larger charges of $95.1 million recorded in the year ended September 30, 2015 as compared to the year ended September 30, 2017 and 2016 are primarily due to $76.8 million charges relating to inventory previously purchased in connection with a specific program which was subsequently terminated and deemed to have no alternative use (totaling $33.0 million), and our change in the estimation methodology by which we determine the E&O provision for our hardware inventory from an aging based methodology to a consumption based methodology (totaling $43.8 million), see “—Change in Estimate—Inventory E&O provision.” For a more detailed description of the E&O provision, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities—Sixth Amendment to Senior Secured Credit Facilities”) and our line-of-credit and deferred debt issuance costs, net of interest income.

Other Income (Expense), Net.  Other income (expense), net is primarily comprised of foreign exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and judgments on an on-going basis and may revise our estimates and judgments as circumstances change. Actual results may materially differ from what we anticipate, and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical in that they significantly affect our financial statements, and they require our most significant estimates and complex judgments.

Inventories

Our inventory is comprised solely of finished goods. Inventories are stated at the lower of cost or market (LCM). The method by which amounts are removed from inventory are weighted average cost for all inventory, except for chemical parts for which the first-in, first-out method is used.

We charge cost of sales for inventory provisions to write down our inventory to the lower of cost or estimated market value or to write-down E&O inventory to its estimated net realizable value. Most of our inventory provisions relate to the write-down of excess quantities of products, based on our inventory levels compared to assumptions about future demand and market conditions. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. The process for evaluating E&O inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventories will be able to be sold in the normal course of business.

The components of our inventory are subject to different risks of excess quantities or obsolescence. Our hardware inventory, which does not expire or have a pre-determined shelf life, bears a higher risk of our having excess quantities than risk of becoming obsolete due to spoilage. However, our chemical inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit. In such instances, a full write-down is taken against such inventory.

Demand for our products can fluctuate significantly. Our estimates of future product demand and selling prices may prove to be inaccurate, in which case we may have understated or overstated the write-down required for E&O inventories. In the future, if our inventories are determined to be valued higher than LCM, we will be required to reduce the value of such inventories to LCM and recognize the differences in our cost of goods sold at the time of such determination. Conversely, if our inventories are determined to be valued below LCM, we may have over-reported our costs of goods sold in previous periods and will be required to defer the recognition of such additional operating income until those inventories are sold. Charges to cost of sales for E&O provisions and related items were $12.9 million, $14.6 million and $95.1 million in the years ended September 30, 2017, 2016 and 2015, respectively. We believe that these amounts appropriately reflect the valuation risk of E&O inventory inherent in our business.

The following table provides a summary of the Company's E&O inventory provision for the years ended September 30, 2017, 2016 and 2015 (in thousands).

	2017	2016	2015
E&O provision from normal course of business	12,900	14,615	18,208
Strategy change (1)	—	—	43,844
Inventory for specific program (2)	—	—	33,000
Net E&O expense recognized	12,900	14,615	95,052

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

In May 2015, we hired a new Chief Executive Officer and Chief Financial Officer, who implemented a different strategy with respect to the management of our inventory. This change in strategy was driven by a change in the emphasis of our business towards a higher percentage of revenue coming from recurring customer contracts, which allows for more predictable buying patterns and holding inventory for a shorter period of time and at levels closer to current demand. As a result of this change, during the quarter ended September 30, 2015, we updated our E&O provision estimate, reflecting the new strategy shift to hold inventory at lower quantity levels. This estimate is performed at the individual SKU level, and a shorter sales forecast period than was previously applied before the strategy change resulted in an increase in provision of $43.8 million.

(2)
During the quarter ended September 30, 2015, we wrote off $33.0 million of inventory related to the termination of a contract specific to a large commercial customer’s new aircraft model. We had entered into two arrangements in 2009 and 2010 to support this program, and had purchased inventory for the program over a period of years beginning in 2009.

During the fiscal year ended September 30, 2014, we were notified that this program would be modified. Due to this notification, our management assessed the need for an E&O provision on the related inventory at each subsequent reporting period. For each reporting period up to the quarter ended June 30, 2015, we determined that a charge was not necessary due to the following alternatives that were available: (i) negotiations with the customer regarding the extent of the modification were continuing, (ii) the platform being supported continued to have a strong order backlog and the parts held in our inventory were used in current production, (iii) we were in negotiations with the customer and had experienced a history of favorable negotiations with the customer after a contract termination to recover the cost of the inventory purchased and (iv) we were exploring opportunities to sell the inventory to other suppliers of this customer.

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

We test goodwill for impairment by performing a qualitative assessment process, or using a two-step quantitative assessment process. If we choose to perform a qualitative assessment process and determine it is more likely than not (that is, a likelihood of more than 50 percent) that the carrying value of the net assets is more than the fair value of the reporting unit, the two-step quantitative assessment process is then performed; otherwise, no further testing is required. Factors utilized in the qualitative assessment include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; Wesco entity specific operating results and other relevant Wesco entity specific events. We may elect not to perform the qualitative assessment process and, instead, proceed directly to the two-step quantitative assessment process. For reporting units where the two-step quantitative assessment process is performed, the first step involves comparing the carrying value of net assets, including goodwill, to the fair value of the reporting unit. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the process is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, the second step measures the impairment loss, if any.

The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. As a result of our operating segment realignment discussed in Note 21 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, the composition of our reporting units for the evaluation of goodwill impairment has changed. Historically, our reporting units used to be one level below our operating segments, which consisted of North America Hardware, North America Chemical, Rest-Of-World Hardware and Rest-Of-World Chemical. Effective July 1, 2017, we identified one reporting unit for each of our three new segments, which are Americas, EMEA and APAC. Goodwill was reassigned to the new reporting units using a relative fair value allocation approach. Due to the change in reporting units, we are required to test goodwill impairment for the reporting units before this change, which is satisfied by our event-driven goodwill impairment test performed on June 30, 2017.

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

We performed our Step 1 goodwill impairment tests on July 1, 2016. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values. For the North America Hardware and North America Chemical reporting units, the fair value was in excess of carrying value by 29% and 15%, respectively. Since 2016, North America Hardware and North America Chemical reporting units have underperformed relative to the forecasts included in the Step 1 analysis; however, our qualitative impairment assessments performed on December 31, 2016 and March 31, 2017 did not indicate it was more likely than not that the carrying value exceeded the fair value of the two reporting units. During the third quarter of fiscal 2017, our stock price experienced a sustained decline in value. Additionally, during June 2017, we reassessed our five-year outlook following the appointment of our new CEO in May 2017. The cash flows in this updated five-year forecast indicated that it was more likely than not that the goodwill in the North America Hardware and North America Chemical reporting units was impaired. These events triggered our decision to perform a quantitative goodwill impairment test as of June 30, 2017.

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

On July 1, 2017, we performed our Step 1 goodwill impairment tests on our three new reporting units, Americas, EMEA and APAC. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values. For the Americas, EMEA and APAC reporting units, the fair value was in excess of carrying value by 12%, 61% and 28%, respectively. The Americas reporting unit, which had the least headroom at 12%, had goodwill of $204.2 million as of September 30, 2017. The fair value of the Americas reporting unit was determined based on a discounted cash flow analysis and market earnings multiples. The key assumptions used in determining fair value were revenue growth rates, projected operating margins, and projected cash flows. We determined the key assumptions by considering our recent financial performance and trends, industry growth projections, existing customer contracts, current sales pipeline and the timing and amount of future contract renewals. The preparation of our fair value estimate requires significant judgments. In the event that market earnings multiples deteriorate or our future financial performance falls short of our projections due to internal operating factors, economic recession, changes in government regulations, deterioration of industry trends, increased competition, or other factors causing our revenue growth to be slower than anticipated or our margins or cash flow to deteriorate, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test. If the analysis indicates the fair value of the Americas reporting unit has fallen by more than the 12% headroom, we may be required to take a non-cash impairment charge to reduce the carrying value of goodwill or other assets.

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

We determine whether it is more likely than not that some or all of the deferred tax assets will not be realized.  We have recorded valuation allowances of $18.6 million and $5.5 million as of September 30, 2017 and 2016, respectively, against certain deferred tax assets, which consist primarily of foreign tax credits and Haas foreign net operating losses. The valuation allowances are based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or if we revise these estimates in future periods, we may need to adjust the valuation allowances which could materially impact our financial position and results of operations.

Stock-Based Compensation

We account for all stock-based compensation awards to employees and members of our Board of Directors based upon their fair values as of the date of grant using a fair value method and recognize the fair value of each award as an expense over the requisite service period using the graded vesting method for awards with performance conditions and the straight-line method for awards with service conditions only.

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

Management estimates a forfeiture rate for each grant of awards based on its judgment and expectations of employee turnover behavior and other factors. Quarterly actual forfeiture could have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the amortization of stock-based compensation expense is recognized in the period when the forfeiture occurs.

The following table summarizes the amount of stock-based compensation expense recognized in our consolidated statements of comprehensive income (in thousands):

	2017	2016	2015
Stock-based compensation expense	$7,335	$8,490	$7,891

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

Results of Operations

Consolidated

	Years Ended September 30,
Consolidated Result of Operations	2017	2016	2015
	(dollars in thousands)
Net sales	$1,429,429	$1,477,366	$1,497,615

Gross profit	$361,907	$393,692	$324,495
Selling, general & administrative expenses	259,588	234,942	267,089
Goodwill impairment charge	311,114	—	263,771
(Loss) income from operations	(208,795)	158,750	(206,365)
Interest expense, net	(39,821)	(36,901)	(37,092)
Other income, net	369	3,741	1,841
(Loss) income before income taxes	(248,247)	125,590	(241,616)
Income tax benefit (provision)	10,901	(34,212)	86,872
Net (loss) income	$(237,346)	$91,378	$(154,744)

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%

Gross profit	25.3%	26.6%	21.7%
Selling, general & administrative expenses	18.2%	15.9%	17.8%
Goodwill impairment charge	21.7%	—	17.7%
(Loss) income from operations	(14.6)%	10.7%	(13.8)%
Interest expense, net	(2.8)%	(2.5)%	(2.4)%
Other income, net	—%	0.3%	0.1%
(Loss) income before income taxes	(17.4)%	8.5%	(16.1)%
Income tax benefit (provision)	0.8%	(2.3)%	5.8%
Net (loss) income	(16.6)%	6.2%	(10.3)%

Year ended September 30, 2017 compared with the year ended September 30, 2016

Net Sales

Consolidated net sales decreased $48.0 million, or 3.2%, to $1,429.4 million for the year ended September 30, 2017 compared with $1,477.4 million for the year ended September 30, 2016. Foreign currency translation impacts reduced sales by $22.9 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2017 decreased $25.1 million compared to the same period in the prior year. The $25.1 million decrease was due to a decrease in ad hoc sales of $27.7 million, partially offset by an increase in Contract sales of $2.6 million. The decline in ad hoc sales was primarily due to production schedule changes and customer service issues. Contract sales for the year ended September 30, 2016 included $9.8 million related to a large commercial hardware contract that ended on March 31, 2015. Excluding this $9.8 million, which did not repeat in the corresponding 2017 period, Contract sales increased $12.4 million due to significant new Contracts partially offset by lost Contracts and declines on existing and renewed Contracts. The reduction in customer production days and customer service issues also affected Contract sales; however, other increases in Contract sales more than offset this impact. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the year ended September 30, 2017 as compared to 25% and 75%, respectively, for the same period in the prior year.

(Loss) Income from Operations

Consolidated loss from operations was $208.8 million for the year ended September 30, 2017 due to the non-cash goodwill impairment charge of $311.1 million partially offset by $102.3 million in income from operations. Income from operations excluding the goodwill impairment charge decreased $56.5 million, or 35.5%, compared with $158.8 million income from operations for the year ended September 30, 2016. Loss from operations was 14.6% of net sales for the year ended September 30, 2017. Excluding the goodwill impairment, income from operations as a percentage of net sales was 7.2% compared to an income from operations of 10.7% of net sales for the year ended September 30, 2016, a decrease of 3.5 percentage points. Average gross margins decreased 1.3 percentage points and SG&A as a percent of net sales increased by 2.3 percentage points.

The $56.5 million decrease in income from operations excluding the goodwill impairment charge was comprised of a decrease in gross profit of $31.8 million and an increase in SG&A expenses of $24.7 million. Foreign currency translation had a $7.2 million negative impact on gross profit. The remaining $24.6 million decrease in gross profit was primarily driven by the decrease in sales on a constant currency basis and decline in gross margins. The 1.3 percentage point decline in gross margins was due primarily to changes in product mix, a decrease in ad hoc margins and an increase in provisions for customer claims compared to the same period of the prior year.

The $29.0 million increase in SG&A expenses, excluding a benefit of $4.3 million related to the impact of foreign currency translation, largely reflected increases in payroll and other personnel related costs of $25.3 million, IT related costs of $2.5 million, travel expenses of $1.9 million, rent expense of $1.7 million, depreciation expense of $1.3 million, repair and maintenance costs of $1.0 million and bad debt expenses of $1.0 million. The increase in payroll and other personnel related costs was due in part to increased staffing required to begin implementing new contracts, and, to a lesser extent, to other headcount increases, wage increases, and higher incentive compensation than in fiscal 2016. These increases were partially offset by decreases in professional fees of $2.9 million, commissions of $1.2 million, non-cash stock-based compensation of $1.1 million and property and liability insurance of $1.0 million.

Changes in unallocated corporate costs are included above, which were $0.2 million lower than the prior year, primarily driven by decreases in non-cash stock-based compensation of $1.8 million and professional fees of $1.7 million, partially offset by an increase in payroll and other personnel related costs of $3.4 million including $1.7 million of severance costs.

Interest Expense, Net

Interest expense, net was $39.8 million for the year ended September 30, 2017, which increased $2.9 million, or 7.9%, compared to the year ended September 30, 2016. The increase was primarily due to $2.3 million of deferred debt issuance costs written off in the year ended September 30, 2017 as debt extinguishment loss related to the Credit Agreement (as defined and described in Note 11 of Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K), as well as additional interest expense from our borrowing against the revolving facility, partially offset by a lower interest expense due to a reduction of the term loans compared to the same period of the prior year.

Other Income, Net

Other income, net was $0.4 million for the year ended September 30, 2017, which decreased by $3.4 million compared to the year ended September 30, 2016. The decline was primarily related to a decrease in foreign currency exchange gain associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Benefit (Provision) for Income Taxes

The income tax benefit was $10.9 million for the year ended September 30, 2017, compared to the income tax provision of $34.2 million for the year ended September 30, 2016. Our effective tax rate was 4.4% and 27.2% for the years ended September 30, 2017 and 2016, respectively. The decrease in our effective tax rate resulted primarily from (1) the $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes, (2) the recording of $37.5 million of U.S. taxes on certain previously undistributed foreign earnings, and (3) the establishment of a $15.1 million valuation allowance with respect to a deferred tax asset for foreign tax credits. Refer to Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our benefit for income taxes for the year ended September 30, 2017. Management’s decision to record a $37.5 million U.S. tax charge on certain undistributed foreign earnings will allow for the future repatriation of up to $126.5 million of foreign earnings to the U.S. without an expected incremental U.S. tax provision impact.

Net (Loss) Income

We reported a net loss of $237.3 million for the year ended September 30, 2017, compared to a net income of $91.4 million for the year ended September 30, 2016. Net loss was 16.6% of net sales for the year ended September 30, 2017, as compared to net income of 6.2% of net sales for the year ended September 30, 2016. This decrease in net income was primarily driven by a non-cash goodwill impairment charge of $311.1 million, a decrease in gross profit of $31.8 million and an increase in SG&A expenses of $24.7 million, partially offset by a benefit for income taxes, as discussed above.

Year ended September 30, 2016 compared with the year ended September 30, 2015

Net Sales

Consolidated net sales decreased $20.2 million, or 1.4%, to $1,477.4 million for the year ended September 30, 2016, compared with $1,497.6 million for the year ended September 30, 2015. Foreign currency translation impacts reduced sales by $30.2 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2016 increased $10.0 million compared to the same period in the prior year. The $10.0 million increase was primarily due to Contract sales growth of $45.8 million, which was attributable to increased customer production rates and expanded content, as well as new business and scope expansion on commercial and military Contracts. The Contract sales growth was partially offset by a $26.4 million decline in sales due to the end of a large commercial contract on March 31, 2015 and a decrease of ad hoc sales of $9.6 million during the year ended September 30, 2016. Ad hoc and Contract sales as a percentage of net sales represented 25% and 75%, respectively, for the year ended September 30, 2016 as compared to 26% and 74%, respectively, for the year ended September 30, 2015.

Income (Loss) from Operations

Consolidated income from operations was $158.8 million for the year ended September 30, 2016, as compared to a loss from operations of $206.4 million for the year ended September 30, 2015. Income from operations was 10.7% of net sales for the year ended September 30, 2016, compared to loss from operations of 13.8% of net sales for the year ended September 30, 2015. The $365.2 million increase in income from operations was primarily due to a decrease in goodwill impairment charge of $263.8 million and a decrease in E&O inventory provision of $80.5 million. For the year ended September 30, 2016, we did not have goodwill impairment as compared to a $263.8 million goodwill impairment charge recorded under our Americas segment in the prior year (see further discussion above under “—Critical Accounting Policies and Estimates—Goodwill and Indefinite-Lived Intangible Assets"). The E&O inventory provision was $14.6 million for the year ended September 30, 2016 as compared to $95.1 million for the prior year. The $80.5 million decrease in E&O inventory provision was primarily driven by the strategy change in fiscal 2015 that increased expense by $43.8 million and by a specific program inventory provision in fiscal 2015 of $33.0 million (see further discussion above under “—Critical Accounting Policies and Estimates—Inventories").

Excluding goodwill impairment and E&O inventory provision, income from operations as a percentage of net sales was 11.7% for the year ended September 30, 2016, compared to 10.2% for the year ended September 30, 2015, an increase of 1.5 percentage points. Average gross margins decreased 0.4 percentage points and SG&A as a percent of net sales decreased by 1.9 percentage points. Excluding goodwill impairment and E&O inventory provision, income from operations increased by $20.9 million for the year ended September 30, 2016 as compared to the prior year, which was primarily due to a decrease in SG&A expenses of $32.1 million, partially offset by a decrease of $11.3 million in gross profit (excluding the impact from E&O provision). The decrease in SG&A expenses of $26.5 million, after adjusting for the $5.6 million impact of foreign currency translation, was largely driven by decreases in payroll and other personnel related costs, professional fees and bad debt of $21.8 million, $4.0 million and $1.4 million, respectively. These decreases were partially offset by an increase in software and hardware maintenance costs of $1.8 million. After adjusting for the $9.9 million impact of foreign currency translation and the impact from the E&O charges, the decrease in gross profit was $1.4 million which was largely driven by the conclusion of a large commercial contract, lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts, offset by an increase in Contract net sales on a constant currency basis.

Changes in unallocated corporate costs are included above, which were $2.7 million lower than the prior year, primarily driven by decreases in professional fees of $2.8 million and payroll and other personnel related costs of $0.3 million, partially offset by an increase in non-cash stock-based compensation of $0.4 million.

Interest Expense, Net

Interest expense, net of $36.9 million for the year ended September 30, 2016 decreased $0.2 million, or 0.5%, compared to the year ended September 30, 2015. The decrease was primarily due to the repayment of our long-term debt during the year ended September 30, 2016, partially offset by periodical interest swap costs that commenced after June 30, 2015 and an acceleration in the amortization of deferred debt issuance costs as a result of the repayment of our long-term debt during the year ended September 30, 2016.

Other Income (Expense), Net

Other income, net of $3.7 million for the year ended September 30, 2016 increased by $1.9 million compared to the year ended September 30, 2015. The increase was primarily related to higher net foreign currency exchange gains associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

(Provision) Benefit for Income Taxes

 The income tax provision was $34.2 million for the year ended September 30, 2016 compared to an income tax benefit of $86.9 million for the year ended September 30, 2015. Our effective tax rate was 27.2% and 36.0% for the years ended September 30, 2016 and 2015, respectively. The decrease in our effective tax rate resulted primarily from (1) a decrease in U.S. pretax income, which is subject to a higher tax rate and an increase in foreign pretax income which is subject to a lower tax rate; and (2) the settlement of a tax audit; and (3) the foreign currency loss related to a distribution of previously taxed foreign earnings. Refer to Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our benefit for income taxes for the year ended September 30, 2016.

Net Income (Loss)

We reported a net income of $91.4 million for the year ended September 30, 2016, compared to net loss of $154.7 million for the year ended September 30, 2015. This increase in net income was primarily driven by a non-cash goodwill impairment charge of $263.8 million in the year ended September 30, 2015, an increase in gross profit of $69.2 million and a decrease in SG&A expenses of $32.1 million, partially offset by an increase in income taxes, as discussed above.

Americas Segment

	Years Ended September 30,
Americas Results of Operations	2017	2016	2015
	(dollars in thousands)
Net sales	$1,142,366	$1,177,496	$1,191,928

Gross profit	$284,285	$301,706	$251,197
Selling, general & administrative expenses	189,383	167,547	187,650
Goodwill impairment charge	308,403	—	260,798
(Loss) income from operations	$(213,501)	$134,159	$(197,251)

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%

Gross profit	24.9%	25.6%	21.1%
Selling, general & administrative expenses	16.6%	14.2%	15.7%
Goodwill impairment charge	27.0%	—	21.9%
(Loss) income from operations	(18.7)%	11.4%	(16.5)%

Year ended September 30, 2017 compared with the year ended September 30, 2016

Net Sales

Net sales for our Americas segment decreased $35.1 million, or 3.0%, to $1,142.4 million for the year ended September 30, 2017, compared with $1,177.5 million for the year ended September 30, 2016. Foreign currency translation impacts reduced sales by $3.3 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2017 decreased $31.8 million compared to the same period in the prior year. The $31.8 million decline was due to a decrease in ad hoc sales of $34.9 million, slightly offset by an increase in Contract sales of $3.1 million. The $34.9 million decline in ad hoc sales was primarily due to production schedule changes and customer service issues. Contract sales for the year ended September 30, 2016 included $9.8 million related to a large commercial hardware contract that ended on March 31, 2015. Excluding this $9.8 million, which did not repeat in the corresponding 2017 period, Contract sales increased $12.9 million due to increases in contract volume and new contracts, net of contracts losses.

(Loss) Income from Operations

Loss from operations for our Americas segment for the year ended September 30, 2017 was $213.5 million due to the non-cash goodwill impairment charge of $308.4 million partially offset by $94.9 million in income from operations. Income from operations excluding goodwill impairment decreased $39.3 million, or 29.3%, compared with $134.2 million of income from operations for the same period in the prior year. Excluding the goodwill impairment charge, income from operations as a percentage of net sales was 8.3% for the year ended September 30, 2017, compared to 11.4% for the year ended September 30, 2016, a decline of 3.1 percentage points. Average gross margins decreased 0.7 percentage points and SG&A as a percent of net sales increased by 2.4 percentage points.

The $39.3 million decrease in income from operations excluding goodwill impairment charge was comprised of a decrease in gross profit of $17.4 million and an increase in SG&A expenses of $21.9 million. The foreign currency translation impact on gross profit was a negative $1.3 million. The remaining $16.1 million decline in gross profit was primarily driven by lower net sales, and a decrease in gross margins caused by changes in sales mix, partially offset by lower write downs of E&O inventory. The 0.7 percentage point decline in gross margins was due primarily to changes in product mix, a decrease in ad hoc margins and an increase in provisions for customer claims compared to the same period of the prior year. The increase in SG&A expenses was $22.8 million after adjusting for the $0.9 million favorable foreign currency translation impact, which was largely driven by increases in payroll and other personnel related costs of $17.5 million, IT related costs of $2.5 million, rent expense of $1.5 million, bad debt expense of $1.3 million, travel expenses of $1.1 million, depreciation expense of $1.1 million, non-cash stock-based compensation of $0.7 million and repair and maintenance cost of $0.7 million. These increases were partially offset by decreases in professional fees of $1.3 million, commission of $1.1 million and property liability insurance of $1.0 million.

Year ended September 30, 2016 compared with the year ended September 30, 2015

Net Sales

Net sales for our Americas segment declined $14.4 million, or 1.2%, to $1,177.5 million for the year ended September 30, 2016, compared with $1,191.9 million for the year ended September 30, 2015. Foreign currency translation impacts reduced 2016 sales by $8.7 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2016 decreased $5.7 million compared to the same period in the prior year. The $5.7 million decrease was primarily due to an $18.4 million decline in sales due to the end of a large commercial contract on March 31, 2015 and a $23.7 million decline in ad hoc sales. These declines were partially offset by Contract sales growth of $36.4 million, primarily due to increased customer production rates and expanded content, as well as new business and scope expansion on commercial and military Contracts.

Income (Loss) from Operations

Income from operations for our Americas segment for the year ended September 30, 2016 was $134.2 million compared to a loss from operations of $197.3 million for the year ended September 30, 2015. Income from operations was 11.4% of net sales for the year ended September 30, 2016, compared to a loss from operations of 16.5% of net sales for the year ended September 30, 2015. The $331.5 million increase in income from operations primarily reflects a goodwill impairment charge of $260.8 million and a decrease in E&O provision of $67.2 million, driven primarily by the strategy change in fiscal 2015 and by the specific program inventory provision in fiscal 2015 as discussed above in our analysis of consolidated income from operations. Excluding goodwill impairment charge and E&O inventory provision, income from operations as a percentage of net sales was 12.8% for the year ended September 30, 2016, compared to 12.3% for the year ended September 30, 2015, an increase of 0.5 percentage points. Excluding the impact of the goodwill impairment charge and E&O inventory provision, income from operations increased by $3.4 million for the year ended September 30, 2016 as compared to the prior year, which was due primarily to a decrease in SG&A expenses of $20.1 million, partially offset by a decline of $16.7 million in gross profit (that excludes E&O provision). Average gross margins decreased 1.1 percentage points and SG&A as a percent of net sales decreased by 1.5 percentage points.

Excluding goodwill impairment charge and E&O inventory provision, income from operations increased by $3.4 million for the year ended September 30, 2016 as compared to the prior year which was due primarily to a decrease in SG&A expenses of $20.1 million, partially offset by a decrease of $16.7 million in gross profit (that excludes E&O provision). The decrease in SG&A expenses was $18.0 million after adjusting for the $2.1 million impact of foreign currency translation, which was largely driven by decreases in payroll and other personnel related costs, bad debt and professional fees of $16.5 million, $2.2 million and $1.1 million, respectively. These decreases were partially offset by an increase in software and hardware maintenance costs of $1.7 million. The decrease in gross profit was $13.9 million, after adjusting for the $2.8 million impact of foreign currency translation and the impact from the E&O charges, which was largely driven by the conclusion of a large commercial contract and lower chemical margins due to commodity-based cost and pricing changes on certain pass through Contracts

EMEA Segment

	Years Ended September 30,
EMEA Results of Operations	2017	2016	2015
	(dollars in thousands)
Net sales	$258,072	$274,952	$288,276

Gross profit	$70,209	$86,096	$69,956
Selling, general & administrative expenses	45,071	42,215	53,284
Income from operations	$25,138	$43,881	$16,672

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%

Gross profit	27.2%	31.3%	24.3%
Selling, general & administrative expenses	17.5%	15.3%	18.5%
Income from operations	9.7%	16.0%	5.8%

Year ended September 30, 2017 compared with the year ended September 30, 2016

Net Sales

Net sales for our EMEA segment decreased $16.9 million, or 6.1%, to $258.1 million for the year ended September 30, 2017, compared with $275.0 million to the year ended September 30, 2016. Foreign currency translation impacts reduced sales by $19.5 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2017 increased $2.6 million compared to the same period in the prior year. The $2.6 million increase was due to ad hoc sales growth of $7.2 million, partially offset by a decline in Contract sales of $4.6 million. The increase in ad hoc sales was primarily due to increased customer production rates and expanded content. The decrease in Contract sales was driven by a decline in existing contract volumes partially offset by new contracts in excess of lost business.

Income from Operations

Income from operations for our EMEA segment decreased $18.7 million, or 42.7%, to $25.1 million for the year ended September 30, 2017, compared to $43.9 million for the year ended September 30, 2016. Income from operations as a percentage of net sales was 9.7% for the year ended September 30, 2017, compared to 16.0% for the year ended September 30, 2016, a decrease of 6.3 percentage points. The decrease in income from operations was comprised of a $15.9 million decrease in gross profit and a $2.8 million increase in SG&A expenses. Average gross margins decreased 4.1 percentage points and SG&A as a percent of net sales increased by 2.2 percentage points. The $15.9 million decrease in gross profit was partially due to a $5.9 million decrease due to negative foreign currency translation impact. The remaining $10.0 million decrease in gross profit was primarily driven by lower product margin, higher write downs of E&O inventory, higher freight and expedite costs, partially offset by the increase in sales on a constant currency basis. The 4.1 percentage point decline in gross margins was due primarily to a decrease in chemical margins, a decrease in ad hoc margins due to higher than usual margins in the prior year, an increase in write downs of E&O inventory and changes in product mix compared to the same period of the prior year. Excluding a favorable $3.4 million impact of foreign currency translation, SG&A expenses increased by $6.2 million, largely driven by increases in payroll and other people costs of $3.9 million, travel expenses of $0.6 million, repair and maintenance costs of $0.3 million, rent expense of $0.2 million, warehouse expense of $0.2 million, depreciation expense of $0.2 million and professional fees of $0.2 million.

Year ended September 30, 2016 compared with the year ended September 30, 2015

Net Sales

     Net sales for our EMEA segment decreased $13.3 million, or 4.6%, to $275.0 million for the year ended September 30, 2016, compared with $288.3 million for the year ended September 30, 2015. Foreign currency translation impacts reduced 2016 sales by $21.2 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2016 increased $7.9 million compared to the same period in the prior year, due primarily to ad hoc sales growth of $12.7 million and Contract sales growth of $3.2 million that was primarily due to increased customer production rates and expanded content, as well as new business and scope expansion on commercial Contracts. These sales increases were partially offset by an $8.0 million decline in sales due to the end of a large commercial contract on March 31, 2015.

Income from Operations

Income from operations for our EMEA segment increased $27.2 million, or 163.2%, to $43.9 million for the year ended September 30, 2016, compared to $16.7 million for the year ended September 30, 2015. Income from operations as a percentage of net sales was 16.0% for the year ended September 30, 2016, compared to 5.8% for the year ended September 30, 2015, an increase of 10.2 percentage points. The $27.2 million increase in income from operations was partially caused by a lower charge to the E&O inventory provision of $13.8 million, driven primarily by the strategy change in fiscal 2015 as discussed above in our analysis of consolidated income from operations.

Excluding E&O inventory provision, income from operations as a percentage of net sales was 15.0% for the year ended September 30, 2016, compared to 9.7% for the year ended September 30, 2015, an increase of 5.3 percentage points. Excluding the favorable impact associated with the E&O inventory provision, income from operations increased by $13.4 million for the year ended September 30, 2016 as compared to the prior year, which was the result of an increase in gross profit of $2.3 million and a decrease in SG&A expenses of $11.1 million. Average gross margins increased 2.2 percentage points and SG&A as a percent of net sales decreased by 3.1 percentage points. The increase in gross profit, excluding the $7.0 million negative impact of foreign currency translation adjustments and the E&O provision, was primarily driven by an increase in Contract margins and changes in the mix of ad hoc and Contract business. The decrease in SG&A expenses was $7.7 million after adjusting for the $3.4 million impact of foreign currency translation, which was largely driven by decreases in payroll costs, utilities and warehouse expenses of $6.4 million, $0.4 million and $0.4 million, respectively. These decreases were partially offset by a $0.6 million increase in bad debt expense.

APAC Segment

	Years Ended September 30,
APAC Results of Operations	2017	2016	2015
	(dollars in thousands)
Net sales	$28,991	$24,918	$17,411

Gross profit	$7,413	$5,890	$3,342
Selling, general & administrative expenses	4,874	4,694	2,947
Goodwill impairment charge	2,711	—	2,973
(Loss) income from operations	$(172)	$1,196	$(2,578)

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%

Gross profit	25.6%	23.6%	19.2%
Selling, general & administrative expenses	16.8%	18.8%	16.9%
Goodwill impairment charge	9.4%	—	17.1%
(Loss) income from operations	(0.6)%	4.8%	(14.8)%

Year ended September 30, 2017 compared with the year ended September 30, 2016

Net Sales

Net sales for our APAC segment increased $4.1 million, or 16.3%, to $29.0 million for the year ended September 30, 2017, compared with $24.9 million to the year ended September 30, 2016. Foreign currency translation impacts reduced sales by $0.2 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2017 increased $4.3 million compared to the same period in the prior year. The $4.3 million increase was due to Contract sales growth of $4.1 million and ad hoc sales growth of $0.2 million. The increase in Contract sales was primarily due to increased customer production rates and new contracts.

(Loss) income from Operations

Loss from operations of our APAC segment for the year ended September 30, 2017 was $0.2 million due to the non-cash goodwill impairment charge of $2.7 million partially offset by $2.5 million in income from operations. Income from operations excluding the goodwill impairment increased $1.3 million, or 112.2%, compared with $1.2 million of income from operations for the same period in the prior year. Excluding the goodwill impairment, income from operations as a percentage of net sales was 8.8% for the year ended September 30, 2017, compared to 4.8% for the year ended September 30, 2016, an increase of 4.0 percentage points. The $1.3 million increase in income from operations was comprised of an increase in gross profit of $1.5 million, partially offset by an increase in SG&A expenses of $0.2 million. Average gross margins increased 2.0 percentage points and SG&A as a percent of net sales decreased by 2.0 percentage points. The increase in gross profit was primarily driven by higher net sales and lower write downs of E&O inventory. The 2.0 percentage point increase in gross margins was primarily driven by lower write downs of E&O inventory. The higher SG&A expenses was driven by an increase in payroll and other personnel related costs of $0.5 million, partially offset by a decrease in bad debt expense of $0.2 million.

Year ended September 30, 2016 compared with the year ended September 30, 2015

Net Sales

Net sales for our APAC segment increased $7.5 million, or 43.1%, to $24.9 million for the year ended September 30, 2016 compared with $17.4 million for the year ended September 30, 2015. Foreign currency translation impacts reduced sales by $0.2 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2016 increased $7.7 million compared to the same period in the prior year. The $7.7 million increase was due to an increase in ad hoc sales of $1.5 million and an increase in Contract sales of $6.2 million. The increase in Contract sales was primarily driven by a new contract with a commercial customer as well as increased customer production rates on existing commercial contracts.

Income (Loss) from Operations

Income from operations of our APAC segment for the year ended September 30, 2016 was $1.2 million compared to a loss from operations of $2.6 million for the year ended September 30, 2015. Income from operations was 4.8% of net sales for the year ended September 30, 2016, compared to a loss from operations of 14.8% of net sales for the year ended September 30, 2015. The $3.8 million increase in income from operations primarily reflects a goodwill impairment charge of $3.0 million in fiscal 2015, partially offset by an increase in the E&O inventory provision of $0.6 million for the year ended September 30, 2016 as compared to the year ended September 30, 2015. Excluding goodwill impairment and E&O inventory provision from the comparison, income from operations as a percentage of net sales was 8.8% for the year ended September 30, 2016, compared to 4.6% for the year ended September 30, 2015, an increase of 4.2 percentage points. Also, excluding goodwill impairment charge and E&O inventory provision from the comparison, income from operations increased by $1.4 million for the year ended September 30, 2016 as compared to the prior year and primarily due to an increase in gross profit $3.1 million, partially offset by an increase of $1.7 million in SG&A expenses. Average gross margins increased 6.1 percentage points and SG&A as a percent of net sales increased by 1.9 percentage points. The increase in gross profit was driven by increased sales. The increase in SG&A expenses was $1.8 million after adjusting for a favorable $0.1 million impact of foreign currency translation, and largely was driven by increases in payroll and other personnel related costs and bad debt of $1.3 million and $0.2 million, respectively

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $61.6 million and $77.1 million as of September 30, 2017 and 2016, respectively, of which $48.7 million, or 79.0%, and $53.3 million, or 69.2%, was held by our foreign subsidiaries as of September 30, 2017 and 2016, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of September 30, 2017 or 2016. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.

During the quarter ended September 30, 2017, we reassessed the potential need to repatriate foreign earnings based on our current long-range outlook, the current imbalance between cash generated and used in the U.S., and the increase in the percentage of excess cash that must be used to repay debt under the Sixth Amendment to the Credit Agreement. We determined it was likely that we would, in the future, repatriate approximately $126.5 million of previously earned and undistributed earnings. Accordingly, we provided for a $38.7 million deferred tax liability for U.S. taxes that will become due upon such repatriation net of foreign tax credits estimated to be available in the years when we expect to repatriate the previously undistributed earnings. The determination of the deferred tax liability requires our best estimate about the amount of foreign tax credits that would be available in the years that we repatriate foreign earnings which will depend on the amount of foreign earnings, including repatriated foreign earnings, and U.S. earnings for each year. The deferred tax liability may increase or decrease materially in future years, impacting our tax provision or benefit and our effective tax rate, if our estimate for the timing of future earnings repatriation and foreign tax credit availability changes.

Our primary uses of cash currently are for:

•	operating expenses;

•	working capital requirements to fund the growth of our business;

•	capital expenditures that primarily relate to IT equipment and our warehouse operations; and

•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities—Sixth Amendment to Senior Secured Credit Facilities”).

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to borrow under our revolving facility to meet cash demands. Provided we are in compliance with applicable covenants, we can borrow up to $180.0 million on our revolving credit facility of which $55.0 million was outstanding as of September 30, 2017. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of September 30, 2017, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents decreased by $15.5 million during the year ended September 30, 2017. The decrease was primarily due to cash used in operating activities.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Years Ended September 30,
Consolidated statements of cash flows data:	2017	2016	2015
Net (loss) income adjusted for non-cash items	$109,087	$155,390	$119,821
Changes in working capital assets and liabilities	(136,015)	(37,935)	21,351
Net cash (used in) provided by operating activities	$(26,928)	$117,455	$141,172

Net cash used in investing activities	$(8,923)	$(11,992)	$(9,864)

Net cash provided by (used in) financing activities	20,645	(108,121)	(150,696)

 Operating Activities

Our cash flows from operations fluctuates based on the level of profitability during the period as well as the timing of investments in inventory, collections of cash from our customers, payments of cash to our suppliers, and other changes in working capital accounts such as changes in our prepaid expenses and accrued liabilities or the timing of our tax payments.

Our operating activities used $26.9 million of cash in the year ended September 30, 2017, a decrease of $144.4 million as compared to the year ended September 30, 2016.  The decrease in operating cash flow of $144.4 million was primarily due to cash used for inventory purchases of $129.8 million during fiscal 2017 as compared to cash used for inventory purchases of $41.8 million during fiscal 2016, and to a lesser extent, a $46.3 million decrease in net (loss) income adjusted for non-cash items. The remaining decrease of $10.1 million represents cash used for other working capital changes. The $88.0 million increase of cash used for inventory purchases was to support new contracts, multi-year inventory purchases to support long-term contracts, and increased stocking to support our MRO and ad hoc business objectives. During the year ended September 30, 2017, net loss adjusted for non-cash items provided cash of $109.1 million, while net income adjusted for non-cash items provided cash of $155.4 million in the prior year. The decrease of $46.3 million of cash provided from results of operations was due to lower sales volumes, a decline in gross margins and higher spending for SG&A expenses.

Our operating activities generated $117.5 million of cash in the year ended September 30, 2016, a decrease of $23.7 million as compared to the year ended September 30, 2015. During the year ended September 30, 2016, net loss adjusted for non-cash items provided cash of $155.4 million. During the year ended September 30, 2015, net income adjusted for non-cash items provided cash of $119.8 million. This increase of $35.6 million of cash generated from results of operations was primarily due to a lower spending for SG&A expenses. The $35.6 million increase in cash generated from results of operations was more than offset by higher cash used by tax payments of $46.3 million and accrued expenses and other liabilities of $14.5 million, resulting in a net cash outflow of $25.2 million, which was partially offset by cash provided by other working capital changes of $1.5 million.

Investing Activities

Our investing activities used $8.9 million, $12.0 million and $9.9 million of cash in the years ended September 30, 2017, 2016 and 2015, respectively. Investing activities consist primarily of software development and implementation projects and the purchase of property and equipment.

Financing Activities

Our financing activities generated $20.6 million of cash in the year ended September 30, 2017, which consisted primarily of $55.0 million of short-term borrowings and $3.0 million of proceeds received in connection with the exercise of stock options, partially offset by $21.3 million for repayments of our long-term debt, $2.1 million for repayments of our capital lease obligations and a $12.8 million payment for debt issuance costs.

Our financing activities used $108.1 million of cash in the year ended September 30, 2016, which consisted primarily of $111.0 million for repayments of our long-term debt, $1.3 million for repayments of capital lease obligations, and a $2.1 million payment for debt issuance costs, partially offset by $6.1 million of proceeds received in connection with the exercise of stock options.

Our financing activities used $150.7 million of cash in the year ended September 30, 2015, which consisted primarily of $149.8 million for repayments of our long-term debt and $1.5 million for repayments of capital lease obligations.

Credit Facilities

Sixth Amendment to Senior Secured Credit Facilities

On November 2, 2017, we entered into the Sixth Amendment (the Sixth Amendment) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware (the Borrower) and the lenders and agents party thereto (as amended prior to the Amendment, the Existing Credit Agreement; the Existing Credit Agreement, as amended by the Amendment, the Credit Agreement).

The Sixth Amendment modified the Existing Credit Agreement to increase the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) to 75%, provided that the Excess Cash Flow Percentage shall be reduced to (i) 50%, if the Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) is less than 4.00 but greater than or equal to 3.00, (ii) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50 and (iii) 0%, if the Consolidated Total Leverage Ratio is less than 2.50.

The Sixth Amendment further modified the Credit Agreement to reduce the maximum amount permitted to be incurred under the Capped Incremental Facility (as such term is defined in the Credit Agreement) to zero, unless the Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement), after giving effect to the incurrence of any incremental loans or commitments and the use of proceeds thereof, on a pro forma basis, would be (i) less than 4.00 but greater than or equal to 3.50, in which case the Capped Incremental Facility would be increased to $75.0 million, or (ii) less than 3.50, in which case the Capped Incremental Facility would be increased to $150.0 million.

The Sixth Amendment also modified the Credit Agreement to increase the Consolidated Total Leverage Ratio levels in the financial covenant set forth in the Credit Agreement to a maximum of 6.25 for the quarters ending September 30, 2017, December 31, 2017 and March 31, 2018, with step-downs to 6.00 for the quarters ending June 30, 2018 and September 30, 2018; 5.75 for the quarter ending December 31, 2018; 5.50 for the quarter ending March 31, 2019; 5.25 for the quarter ending June 30, 2019; 4.75 for the quarters ending September 30, 2019, December 31, 2019 and March 31, 2020; 4.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021; and 3.00 for the quarter ending June 30, 2021 and thereafter.

As a result of the Amendment, we incurred $1.9 million in fees that were capitalized and will be amortized over the remaining life of the related debt.

Existing Senior Secured Credit Facilities

The Credit Agreement provides for (1) a $400.0 million senior secured term loan A facility (the term loan A facility), (2) a $180.0 million revolving facility (the revolving facility), and (3) a $525.0 million senior secured term loan B facility (the term loan B facility). We refer to the term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.” See Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of the Credit Facilities and the Credit Agreement.

On March 28, 2017, we entered into the Fifth Amendment to the Credit Agreement (the Fifth Amendment). The Fifth Amendment modified the Existing Credit Agreement to increase the highest possible interest rate margin applicable to loans under the term loan A facility and loans and commitments under the revolving facility from 2.75% to 3.00% for Eurocurrency loans and from 1.75% to 2.00% for Alternate Base Rate (ABR) loans. The Fifth Amendment also modified the Existing Credit Agreement to (a) to reduce the maximum amount permitted to be incurred under the Capped Incremental Facility and (b) increase the Consolidated Total Leverage Ratio levels in the financial covenant; however, these modifications were subsequently superseded by the Sixth Amendment.

As of September 30, 2017, our outstanding indebtedness under our Credit Facilities was $875.6 million, which consisted of (1) $380.0 million of indebtedness under the term loan A facility, (2) $55.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of September 30, 2017, $125.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

As referred to above, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio with the maximum ratio prior to the Sixth Amendment set at 4.50 for the quarter ending September 30, 2017, and after the Sixth Amendment set at 6.25 for the quarter ending September 30, 2017.

The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of September 30, 2017, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.59.

A breach of the Consolidated Total Leverage Ratio covenant or any of other covenants contained in the Credit Agreement could result in an event of default in which case the lenders may elect to declare all outstanding amounts to be immediately due and payable. If the debt under the Credit Facilities were to be accelerated, our available cash would not be sufficient to repay in full our debt.

Contractual Obligations

The following table is a summary of contractual cash obligations at September 30, 2017 (in thousands):

		Payments Due by Period
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Long-term debt obligations (1)	$926,962	$53,166	$103,838	$769,958	$—
Borrowings under the revolving facility (2)	59,455	57,871	1,462	122	—
Capital lease obligations	5,253	3,041	1,871	185	156
Operating lease obligations	51,362	11,043	16,823	10,938	12,558
Total by period	1,043,032	$125,121	$123,994	$781,203	$12,714
Other long-term liabilities (uncertainty in the timing of future payments) (3)	10,620
Total	$1,053,652

(1)
Includes both principal and estimated variable interest expense payments. The interest rate used to calculate the estimated future variable interest expense is based on the actual interest rate applicable to the Company’s indebtedness as of September 30, 2017, which was 4.24% for the existing term loan A facility and 3.84% for the term loan B facility. The actual variable interest expense paid by the Company in the future may vary from what is presented above. Investors should refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” and “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for additional information.

(2)
Includes both principal, estimated variable interest expense payments and estimated undrawn fees. The interest rate used to calculate the estimated future variable interest expense is based on the weighted-average actual interest rate of 4.24% applicable to the Company’s borrowings under the revolving facility as of September 30, 2017. The actual variable interest expense paid by the Company in the future may vary from what is presented above. Investors should refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” and “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for additional information.

(3)
Other long-term liabilities primarily include long-term hedge liabilities, non-current income taxes payable and non-current deferred tax liabilities. Due to the uncertainty in the timing of future payments, long-term hedge liabilities of approximately $0.9 million, uncertain tax positions of approximately $6.5 million and non-current deferred tax liabilities of approximately $3.2 million were presented as one aggregated amount in the total column on a separate line in this table.

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

Foreign Currency Exposure

We operate on an international basis with a portion of our revenue and expenses transacted in currencies other than the U.S. dollar. During the years ended September 30, 2017 and 2016, 29% and 27%, respectively, of our net sales were made by our foreign subsidiaries, and our total net sales to customers outside the U.S. represented 35% and 35%, respectively, of our total net sales. Some of our foreign sales are denominated in U.S. dollars and some of our foreign subsidiaries have U.S. dollar functional currencies. We are exposed to three types of foreign currency exposure: economic exposure (which could impact our operating margins where the proportions of revenue and expenses denominated in a foreign currency are different), transactional exposure (which could result in foreign currency transaction gains or losses) and translation impacts (which could impact the amount of revenues, expenses, assets and liabilities reported in U.S. dollars). We do not consider the risk associated with foreign currency exchange rate fluctuations to be material to our financial condition or results of operations.

As previously disclosed we reorganized the operations of several different legal entities on April 1, 2017 to consolidate our U.K. operations under a new subsidiary, Wesco Aircraft EMEA with a U.S. dollar functional currency. Our operations in the U.K. have revenue and costs primarily denominated in U.S. dollars and, to a lesser extent, in British pounds and euros. The change to a U.S. dollar functional currency for our operations in the U.K. affected the nature of the foreign currency related impacts on our financial results. This reorganization is expected to eliminate the foreign currency translation risk associated with our U.K. operations and to make the management of transactional gains and losses easier and less expensive.

Wesco Aircraft EMEA’s revenues and product costs are predominately denominated in U.S. dollars while its operating expenses are predominately denominated in British pounds. When our subsidiaries have revenues or expenses denominated in currencies other than their functional currencies, exchange rate movements can impact the operating margins reported by the subsidiaries. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have partially offsetting revenue and expense exposure in each of these foreign currencies, the effect on our operating margins from currency fluctuations is reduced. Our primary economic exposure arises from Wesco Aircraft EMEA, our U.K. subsidiary which has a U.S. dollar functional currency and a portion of its revenues and expenses in euro and British pounds. For the six months that Wesco Aircraft EMEA has been operating, it has had less than 5% of its net sales in euro, but 17% of its cost of sales and 20% of its selling, general and administrative expenses in euro. From March 31, 2017 to September 30, 2017, the U.S. dollar weakened against the euro by $0.11 (from $1.07 to $1.18) or 10%. Had the exchange rate remained the same as it was on March 31, 2017, operating profit for Wesco Aircraft EMEA would have been approximately $1.0 million higher for the six months ended September 30, 2017.

Certain assets, including certain bank accounts and accounts receivables of some of our business units, and certain liabilities, including accounts payable, exist in currencies other than the functional currency of the related business units. As a result, these assets and liabilities are affected by foreign currency exchange rate fluctuations. These balances are principally denominated in U.S. dollars, British pounds, euros, Canadian dollars, and Mexican pesos. When these transactions are settled in a currency other than the functional currency, we may recognize a foreign currency transaction gain or loss. We attempt to limit this exposure by seeking to maintain a low net asset or net liability exposure to each currency.

The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average foreign currency exchange rate for each relevant period. This translation has no impact on our cash flow, but changes in exchange rates may cause the reported amounts of revenue or expenses to be higher or lower. This impact is sometimes partially offset by the economic impact when the underlying sale or expense is denominated in U.S. dollars making the net exposure difficult to quantify, predict, or mitigate. Any adjustments resulting from the translation are recorded in accumulated other comprehensive loss on our statements of changes in stockholders’ equity.

During the year ended September 30, 2017, our subsidiaries had the following sales and expenses in currencies other than the functional currency:

•
Prior to the internal reorganization on April 1, 2017 mentioned above, our subsidiaries in the United Kingdom with a British pound function currency had sales in U.S. dollars and Euros of $70.9 million and €5.0 million (equivalent of $5.4 million), respectively, and had purchases in U.S. dollars and Euros of $40.1 million and €12.9 million (equivalent of $13.9 million), respectively.

•
Following the internal reorganization, our new UK subsidiary with a U.S. dollar functional currency had sales in British pound and Euros during the year ended September 30, 2017 of £24.1 million (equivalent of $31.0 million) and €3.6 million (equivalent of $4.1 million), respectively, and had purchases in British pound and Euros of £8.1 million (equivalent of $10.4 million) and €13.1 million (equivalent of $14.4 million), respectively.

•
Our subsidiary in Canada, which has a U.S. dollar functional currency, had sales in Canadian dollars of $0.4 million (equivalent of $0.3 million) and had purchases in Canadian dollars of $0.5 million (equivalent of $0.4 million).

•	Our subsidiary in Mexico, which has a Mexican peso functional currency, had sales and purchases in U.S. dollars of $17.4 million and $18.2 million, respectively.

•	Our subsidiary in Israel, which has a U.S. dollar functional currency, had purchases in Israeli shekels of 37.5 million (equivalent of $10.3 million).

•
To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars in order to minimize near-term exposure to foreign currency exchange rate fluctuations.

We have historically entered into currency forward and option contracts to limit exposure to foreign currency exchange rate changes and will continue to monitor our exposure to foreign currency exchange rate changes. Gains and losses on these contracts are deferred until the transaction being hedged is finalized. As of September 30, 2017, we had no outstanding currency forward and option contracts. We do not enter into currency forward and option contracts for trading or speculative purposes.

Interest Rate Risk

Our principal interest rate exposure relates to our Credit Facilities, which bear interest at a variable rate. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” If interest rates rise, our debt service obligations on the borrowings under the Credit Facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. If variable interest rates were to change by 1.0%, our interest expense would fluctuate $8.9 million per year, without taking into account the effect of any hedging instruments.

On November 2, 2017, we entered into the Sixth Amendment, as described above. Neither the Sixth Amendment nor the additional borrowings under the Credit Facilities are expected to materially impact our interest rate risk as disclosed above.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. On September 30, 2017, we had an interest rate swap agreement which effectively fixed our interest rate on variable rate debt of $375.0 million to 2.2625% plus the applicable margin. See further discussion on our derivative financial instruments in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. We estimate that our annual freight costs (which consists of in-bound and out-bound freight-related costs, net of freight revenue) during the years ended September 30, 2017 and 2016 was $26.9 million and $24.2 million, respectively, and as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. In addition, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell.

See Part I, Item 1A. “Risk Factors—We may be materially adversely affected by high fuel prices.” We do not use derivatives to manage our exposure to fuel prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wesco Aircraft Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Wesco Aircraft Holdings, Inc. and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for debt issuance costs in 2017.

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
November 28, 2017

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	As of September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$61,625	$77,061
Accounts receivable, net of allowance for doubtful accounts of $3,109 and $3,846 at September 30, 2017 and 2016, respectively	256,301	249,195
Inventories	827,870	713,470
Prepaid expenses and other current assets	13,733	10,203
Income taxes receivable	3,617	1,460
Total current assets	1,163,146	1,051,389
Property and equipment, net	50,355	50,525
Deferred debt issuance costs, net	3,676	1,120
Goodwill	266,644	579,865
Intangible assets, net	178,292	194,114
Deferred tax assets	76,038	58,171
Other assets	15,956	13,394
Total assets	$1,754,107	$1,948,578
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	184,273	181,700
Accrued expenses and other current liabilities	35,329	26,424
Income taxes payable	3,290	6,782
Capital lease obligations, current portion	2,952	1,471
Short-term borrowings and current portion of long-term debt	75,000	—
Total current liabilities	300,844	216,377
Capital lease obligations, less current portion	2,013	1,710
Long-term debt, less current portion	788,838	834,279
Deferred income taxes	3,197	4,092
Other liabilities	9,484	9,205
Total liabilities	1,104,376	1,065,663
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value, 950,000,000 shares authorized, 99,450,902 and 98,614,908 shares issued and outstanding at September 30, 2017 and 2016, respectively	99	99
Additional paid-in capital	436,522	427,295
Accumulated other comprehensive loss	(84,626)	(79,561)
Retained earnings	297,736	535,082
Total stockholders’ equity	649,731	882,915
Total liabilities and stockholders’ equity	$1,754,107	$1,948,578

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except per share data)

	Years Ended September 30,
	2017	2016	2015
Net sales	$1,429,429	$1,477,366	$1,497,615
Cost of sales	1,067,522	1,083,674	1,173,120
Gross profit	361,907	393,692	324,495
Selling, general and administrative expenses	259,588	234,942	267,089
Goodwill impairment charge	311,114	—	263,771
(Loss) income from operations	(208,795)	158,750	(206,365)
Interest expense, net	(39,821)	(36,901)	(37,092)
Other income, net	369	3,741	1,841
(Loss) income before income taxes	(248,247)	125,590	(241,616)
Benefit (Provision) for income taxes	10,901	(34,212)	86,872
Net (loss) income	(237,346)	91,378	(154,744)
Other comprehensive loss, net of income taxes:
Change in net foreign currency translation adjustment	(7,138)	(39,211)	(25,322)
Change in net unrealized holding losses on derivatives	2,073	(1,629)	(2,577)
Other comprehensive loss, net of income taxes	(5,065)	(40,840)	(27,899)
Comprehensive (loss) income	$(242,411)	$50,538	$(182,643)

Net (loss) income per share:
Basic	$(2.40)	$0.94	$(1.60)
Diluted	$(2.40)	$0.93	$(1.60)

Weighted average shares outstanding:
Basic	98,700,879	97,634,155	96,955,043
Diluted	98,700,879	98,165,856	96,955,043

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2014	97,010,286	$97	$404,567	$(10,822)	$598,448	$992,290
Issuance of common stock	527,838	1	822	—	—	823
Settlement on restricted stock tax withholding	—	—	(701)	—	—	(701)
Excess tax benefit related to restricted stock units and stock options exercised	—	—	(87)	—	—	(87)
Stock-based compensation expense	—	—	7,891	—	—	7,891
Net loss	—	—	—	—	(154,744)	(154,744)
Other comprehensive loss	—	—	—	(27,899)	—	(27,899)
Balance at September 30, 2015	97,538,124	98	412,492	(38,721)	443,704	817,573
Issuance of common stock	1,076,784	1	6,072	—	—	6,073
Settlement on restricted stock tax withholding	—	—	(857)	—	—	(857)
Excess tax benefit related to restricted stock units and stock options exercised	—	—	1,098	—	—	1,098
Stock-based compensation expense	—	—	8,490	—	—	8,490
Net income	—	—	—	—	91,378	91,378
Other comprehensive loss	—	—	—	(40,840)	—	(40,840)
Balance at September 30, 2016	98,614,908	99	427,295	(79,561)	535,082	882,915
Issuance of common stock	835,994	—	2,964	—	—	2,964
Settlement on restricted stock tax withholding	—	—	(1,072)	—	—	(1,072)
Stock-based compensation expense	—	—	7,335	—	—	7,335
Net loss	—	—	—	—	(237,346)	(237,346)
Other comprehensive loss	—	—	—	(5,065)	—	(5,065)
Balance at September 30, 2017	99,450,902	$99	$436,522	$(84,626)	$297,736	$649,731

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended September 30,
	2017	2016	2015
Operating activities
Net (loss) income	$(237,346)	$91,378	$(154,744)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,352	27,980	27,726
Amortization of deferred debt issuance costs	6,143	4,627	4,354
Bad debt and sales return reserve	225	(810)	354
Stock-based compensation expense	7,335	8,490	7,891
Inventory provision	12,900	14,615	95,052
Goodwill impairment charge	311,114	—	263,771
Excess tax benefit related to stock-based incentive plans	—	(1,098)	(443)
Income from equity investment	—	(582)	(596)
Deferred income taxes	(21,070)	13,212	(127,035)
Other non-cash items	1,434	(2,422)	3,491
Changes in assets and liabilities:
Accounts receivable	(8,531)	(4,077)	43,841
Income tax receivable	(2,159)	(1,269)	16,036
Inventories	(129,772)	(41,798)	(48,977)
Prepaid expenses and other assets	(5,989)	(1,204)	1,250
Accounts payable	2,201	34,657	(9,992)
Accrued expenses and other liabilities	11,761	(11,008)	3,425
Income tax payable	(3,526)	(13,236)	15,768
Net cash (used in) provided by operating activities	(26,928)	117,455	141,172

Investing activities
Purchase of property and equipment	(8,923)	(13,992)	(9,631)
Proceeds from sales of assets	—	2,000	—
Proceeds from sales of property, plant and equipment	—	—	17
Acquisitions of business, net of cash acquired	—	—	(250)
Net cash used in investing activities	(8,923)	(11,992)	(9,864)

Financing activities
Proceeds from short-term borrowings	77,000	—	—
Repayments of short-term borrowings	(22,000)	—	—
Repayments of long-term debt	(21,344)	(111,000)	(149,750)
Debt issuance costs	(12,796)	(2,126)	—
Repayments of capital lease obligations	(2,107)	(1,309)	(1,511)
Excess tax benefit related to stock-based incentive plans	—	1,098	443
Net proceeds from exercise of stock options	2,964	6,073	823
Settlement on restricted stock tax withholding	(1,072)	(857)	(701)
Net cash provided by (used in) financing activities	20,645	(108,121)	(150,696)
Effect of foreign currency exchange rate on cash and cash equivalents	(230)	(3,147)	(2,521)
Net decrease in cash and cash equivalents	(15,436)	(5,805)	(21,909)
Cash and cash equivalents, beginning of period	77,061	82,866	104,775
Cash and cash equivalents, end of period	$61,625	$77,061	$82,866
Supplemental disclosure of cash flow information (see Note 19)

 See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Organization and Business

Our company, Wesco Aircraft Holdings, Inc., is a distributor and provider of comprehensive supply chain management services to the global aerospace industry. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (JIT) delivery, chemical management services, third-party logistics or fourth-party logistics programs and point-of-use inventory management.

In addition to the central stocking facilities, we use a network of forward-stocking locations to service customers in a JIT and or ad hoc manner. There are 58 administrative, sales and/or stocking facilities around the world with concentrations in North America and Europe. In addition to product fulfillment, we also provide comprehensive supply chain management services for selected customers. These services include procurement and JIT inventory management and delivery services.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Wesco Aircraft Hardware Corp. (Wesco Aircraft Hardware), Wesco Aircraft EMEA, Ltd. (Wesco Aircraft EMEA), Wesco Aircraft Europe, Ltd., Flintbrook Limited, Wesco Aircraft Germany GmbH, Wesco Aircraft France SAS, Wesco Aircraft Israel Limited, Wesco Aircraft Italy SRL, Wesco Aircraft Hardware India Pvt., Limited, Wesco Aircraft Trading Shanghai Co., Limited, Interfast Europe Limited, Interfast USA Inc., Interfast USA Holdings Inc. and Haas. All intercompany accounts and transactions have been eliminated. When we do not have a controlling interest in an entity, but exert significant influence over the entity, we apply the equity method of accounting.

Our financial statements have been prepared under the assumption that our company will continue as a going concern. On September 30, 2017, we adopted Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern. As a result of adopting ASU 2014-15, we are required to evaluate if there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. We accessed and concluded that our company will not have substantial doubts about our company's ability as a going concern during the period of one year after November 28, 2017.

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

Our allowance for doubtful accounts activity consists of the following (in thousands):

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charges to Cost and Expenses	Write-offs	Balance at End of Period
Year ended as of September 30, 2017	$3,846	$(133)	$(604)	$3,109
Year ended as of September 30, 2016	5,892	(846)	(1,200)	3,846
Year ended as of September 30, 2015	5,332	1,121	(561)	5,892

Inventories

Inventories are stated at the lower of cost or market. The method by which amounts are removed from inventory are weighted average cost for all inventory, except for chemical products for which the first-in, first-out method is used. In-bound freight-related costs of $1.5 million, $1.9 million and $1.7 million as of September 30, 2017, 2016, and 2015, respectively, are included as part of the cost of inventory held for resale. We record provisions, as appropriate, to write-down E&O inventory to estimated net realizable value. The process for evaluating E&O inventory utilizes factors such as historical demand and current inventory quantities, and subjective judgments and estimates concerning future sales levels, including quantities and prices at which such inventories will be able to be sold in the normal course of business. During the years ended September 30, 2017 and 2016, we recorded a provision to write down E&O inventory to net realizable value of $12.9 million and $14.6 million respectively. During the year ended September 30, 2015, we charged $95.1 million for impairment of inventory to net realizable value as further described below.

In the fourth quarter of 2015, we determined that inventory previously purchased in connection with a specific program which was subsequently terminated, to have no alternative use. During the year ended September 30, 2015, we continued to negotiate a sale of such inventory with our customer for whom such inventory was purchased, as well as market the inventory through other channels, and believed the full cost of this inventory was recoverable. However, in the fourth quarter of 2015, we determined such inventory was not marketable and recorded a reduction in net realizable value of $33.0 million. Also in the fourth quarter of 2015, management implemented a new strategy of providing integrated supply chain services more tailored to customer demand through long-term contracts and focused forecasted consumption. The new strategy also included changes to our inventory purchasing strategy, holding inventory for shorter periods and the planned scrapping of long dated inventory. The new strategy and updates for fiscal 2015 sales activities led to changes in the sell through rates, holding period of aged inventory and others estimates used in calculating the E&O provision for our hardware inventory, which led to an additional E&O provision of $43.8 million.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors we consider include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. We have determined that our asset group for impairment testing comprises assets and liabilities of each of our reporting units, which consists of Americas, Europe, Middle-East and Africa (EMEA) and Asia Pacific (APAC) reporting units (see change in our reporting units discussed under "Goodwill and Indefinite-Lived Intangible Assets" below). We have identified customer relationships as the primary asset because it is the principal asset from which the reporting units derive their cash flow generating capacity and has the longest remaining useful life. Recoverability is assessed by comparing the carrying value of the asset group to the undiscounted cash flows expected to be generated by these assets. Impairment losses are measured as the amount by which the carrying values of the primary assets exceed their fair values. To date, we have not recognized an impairment charge related to the write-down of long-lived assets.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the term of the related credit arrangement; such amortization is included in interest expense in the consolidated statements of comprehensive income. Amortization of deferred debt issuance costs was $6.1 million, $4.6 million and $4.4 million for the years ended September 30, 2017, 2016 and 2015, respectively. As of September 30, 2017 and 2016, the remaining unamortized deferred debt issuance costs are $15.4 million and $8.7 million, respectively, of which $11.7 million and $7.6 million was offset against the long-term debt, respectively.

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

As a result of our operating segment realignment discussed in Note 21, the composition of our reporting units for the evaluation of goodwill impairment has changed. Historically, our reporting units were identified at one level below our operating segments, which consisted of North America Hardware, North America Chemical, Rest-Of-World Hardware and Rest-Of-World Chemical. Effective July 1, 2017, we identified one reporting unit for each of our three new segments, which are Americas, EMEA and APAC. Goodwill was reassigned to the new reporting units using a relative fair value allocation approach. As a result of the change in reporting units, we are required to test goodwill impairment for the reporting units before this change, which is satisfied by our event-driven goodwill impairment test performed on June 30, 2017. We also performed our annual goodwill impairment test as of July 1, 2017 for the new reporting units as required, which indicated no impairment for any of the three new reporting units at July 1, 2017. For the Americas, EMEA and APAC reporting units, the fair value was in excess of carrying value by 12%, 61% and 28%, respectively.

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

The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The implied fair value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any intangible assets that may not have any corresponding carrying value in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying value of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We performed our goodwill impairment tests during the years ended September 30, 2017 and 2016, which resulted in an interim goodwill impairment charge of $311.1 million during the year of 2017 and no goodwill impairment for the year of 2016. Refer to Note 8 for additional information.

Indefinite-lived intangibles consist of a trademark, for which we estimate fair value and compare such fair value to the carrying amount. If the carrying amount of the trademark exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, we primarily utilize reported market transactions and discounted cash flow analysis. We use a three-tier fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs. The three broad categories are:

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

Derivative Financial Instruments

We periodically enter into cash flow derivative transactions, such as interest rate swap agreements, to hedge exposure to various risks related to interest rates. We recognize all derivatives at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in accumulated other comprehensive loss, net of taxes, and are recognized in net earnings at the time earnings are affected by the hedged transaction. Adjustments to record changes in fair values of the derivative contracts that are attributable to the ineffective portion of the hedges, if any, are recognized in earnings. We present derivative instruments in our consolidated statements of cash flows’ operating, investing, or financing activities consistent with the cash flows of the hedged item.

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

Shipping and Handling Costs

We record revenue for shipping and handling billed to our customers. Shipping and handling revenues were $4.6 million, $5.1 million and $7.8 million for the years ended September 30, 2017, 2016 and 2015, respectively.

Shipping and handling costs are primarily included in cost of sales. Total shipping and handling costs were $31.4 million, $28.0 million and $33.2 million for the years ended September 30, 2017, 2016 and 2015, respectively.

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

We purchase our products on credit terms from vendors located throughout North America and Europe. For the years ended September 30, 2017, 2016 and 2015, we made 13%, 12%, and 13%, respectively, of our purchases from Precision Castparts Corp. and the amounts payable to this supplier were 6% and 3% of total accounts payable at September 30, 2017 and 2016, respectively. Additionally, for the years ended September 30, 2017, 2016 and 2015, we made 9%, 8%, and 9%, respectively, of our purchases from Arconic and the amounts payable to this supplier were 6% and 3% of total accounts payable at September 30, 2017 and 2016, respectively. The majority of the products we sell are available through multiple channels and, therefore, this reduces the risk related to any vendor relationship.

For the year ended September 30, 2017, we derived nearly 11% of our total net sales from one individual customer. For the years ended September 30, 2016 and 2015, we did not derive 10% or more of our total net sales from any individual customer. Government sales, which were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf, comprised 16%, 15% and 14% of our net sales during fiscal 2017, 2016 and 2015, respectively.

Foreign Currency Translation and Transactions

The financial statements of foreign subsidiaries and affiliates where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at each period-end for assets and liabilities and average exchange rates during the period for results of operations. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported as other income (expense), net in the consolidated statements of comprehensive income. For the years ended
September 30, 2017, 2016 and 2015, realized foreign currency transaction gains were $0.1 million, $3.2 million and $0.6 million, respectively.

Stock-Based Compensation

We recognize all stock-based awards to employees and directors as stock-based compensation expense based upon their fair values on the date of grant.

We estimate the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. We have estimated the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We recognize the stock-based compensation expense over the requisite service period (generally a vesting term of three years) using the graded vesting method for performance condition awards and the straight-line method for service condition only awards, which is generally a vesting term of three years. Stock options typically have a contractual term of 10 years. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date. Compensation expense for restricted stock units and awards are based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance based awards reflects the estimated probability that the performance condition will be met. Compensation expense for awards with total stockholder return metrics reflects the fair value calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods.

Net Loss or Net Income Per Share

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

Note 3. Recent Accounting Pronouncements

Changes to generally accepted accounting principles in the United States (GAAP) are established by the FASB, in the form of ASUs, to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

New Accounting Standards Updates

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which specifies the modification accounting applicable to any entity that changes the terms or conditions of a share-based payment award. ASU 2017-09 is effective for the Company in fiscal year 2019. Early adoption is permitted. We do not anticipate the adoption of ASU 2017-09 will have a significant impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for the Company in fiscal year 2018, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements. We have an investment in two joint ventures accounted for under the equity method, which had a carrying value of $10.9 million as of September 30, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach shall be used when adopting ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company in fiscal year 2020 and interim periods therein, with early application permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements. As of September 30, 2017, total future minimum payments under our operating leases amounted to $51.4 million.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10 and ASU 2017-13, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017 and

September 2017, respectively (collectively the “amended ASU 2014-09”). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal year 2018, including interim reporting periods within that reporting period.

The amended ASU 2014-09 may have an impact on the timing and amount of revenues and cost of sales in our industry due primarily to changes in whether certain performance obligations are accounted for on a gross or net basis, separating service revenue from the related product revenue, reporting costs currently included in operating expense as costs of services, and capitalizing certain up-front costs related to contracts and amortizing them over the service period. We have completed reviewing our major contracts and are in the process of reviewing the remaining contracts on a sampling basis to determine the extent to which these and other issues may impact on our results after adoption. We plan to adopt the amended ASU 2014-09 in fiscal 2019 using the modified retrospective method.

Adopted Accounting Standards Updates

Effective September 30, 2017, we adopted ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The adoption of ASU 2014-15 did not have any impact on our consolidated financial statements.

     Effective October 1, 2016, we elected to early adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The primary impacts of adoption are (1) the recognition of excess tax benefits in our benefit (provision) for income taxes instead of paid-in capital and (2) the presentation of excess tax benefits in the statement of cash flows as cash provided by operating activities instead of cash provided by financing activities. The first requirement is required to be applied prospectively. For the year ended September 30, 2017, we recorded $0.9 million of excess tax benefits as a reduction to our provision for income tax. For the second requirement, we elected to adopt this update prospectively. For the year ended September 30, 2017, we included the $0.9 million excess tax benefits in cash provided by operating activities on our consolidated statements of cash flows.

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

Effective October 1, 2016, we adopted ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 requires entities should present debt issuance costs for line-of-credit as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of September 30, 2017 and September 30, 2016, we had $3.7 million and $1.1 million, respectively, of deferred debt issuance costs related to our revolving line-of-credit facility.

Effective October 1, 2016, we adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. ASU 2015-03 requires that we change the presentation of debt issuance costs on our consolidated balance sheets. Effective October 1, 2016, our unamortized debt issuance costs are presented as a reduction of long-term debt instead of being presented as an asset on our consolidated balance sheet. As required by ASU 2015-03, we reclassified $7.6 million of deferred debt issuance costs from non-current assets to reduce our $841.9 million long-term debt as of September 30, 2016. As of September 30, 2017, deferred debt issuance costs of $11.7 million are presented as a reduction of our long-term debt. See Note 11 for further information.

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

Note 4. Restructuring Activities

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

During the year ended September 30, 2016, we recorded a net expense reduction of $185,000 related to the restructuring activities, consisting of an expense reduction of $355,000 related to the termination of leases and other expenses, partially offset by $170,000 of additional employee severance and related costs. Of these amounts, $183,000 of additional expenses was recorded in North America and $368,000 of expense reduction was recorded in Rest of World. Such net expense reduction was recorded in selling, general and administrative expenses in our consolidated statements of comprehensive income.

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

As of September 30, 2017, our restructuring liabilities were $0.4 million, which was included in the accrued expenses and other current liabilities line of our consolidated balance sheets.

Note 5. Inventory

Our inventory is comprised solely of finished goods.

Charges to cost of sales for E&O provisions and related items were $12.9 million, $14.6 million and $95.1 million in the years ended September 30, 2017, 2016 and 2015, respectively. We believe that these amounts appropriately write-down E&O inventory to its net realizable value.

In the fourth quarter of 2015, we determined that inventory previously purchased in connection with a specific program which was subsequently terminated, had no alternative use. Prior to such determination during the year ended September 30, 2015, we attempted to negotiate a sale of such inventory with our customer for whom such inventory was purchased, as well as market the inventory through other channels, and believed the full cost of this inventory was recoverable. However, in the fourth quarter of 2015, we determined such inventory was not marketable and recorded a provision of $33.0 million to reduce its carrying value to zero.

In the fourth quarter of 2015, management implemented a new strategy of providing integrated supply chain services more tailored to customer demand through long-term contracts and focused forecasted consumption. The new strategy also included changes to our inventory purchasing strategy, holding inventory for shorter periods and the planned scrapping of long dated inventory. The new strategy and updates for fiscal 2015 sales activities led to changes in the sell through rates, holding period of aged inventory and others estimates used to determine the E&O provision for our hardware inventory, which led to an additional E&O inventory provision of $43.8 million.

Note 6. Related Party Transactions

We entered into a management agreement with The Carlyle Group to provide certain financial, strategic advisory and consultancy services. Under this management agreement, we are obligated to pay The Carlyle Group, or a designee thereof, an annual management fee of $1.0 million (paid quarterly) plus fees and expenses associated with company-related meetings. The management fee was waived by an entity affiliated with The Carlyle Group for the third and fourth quarters of fiscal 2017. We incurred expense of $0.6 million, $1.3 million and $1.1 million for the years ended September 30, 2017, 2016 and 2015, respectively, related to this management agreement. These amounts were paid to The Carlyle Group during the years ended September 30, 2017, 2016 and 2015.

We lease several office and warehouse facilities under operating lease agreements from entities controlled by our former chief executive officer, who is also our Chairman of the Board. Rent expense on these facilities was $1.6 million, $1.8 million and $1.7 million for the years ended September 30, 2017, 2016 and 2015, respectively (see Note 17).

Note 7. Property and Equipment, net

Property and equipment, net, consists of the following at September 30 (in thousands):

	2017	2016
Land, buildings and improvements	$31,202	$29,392
Machinery and equipment	21,265	18,288
Furniture and fixtures	8,011	6,319
Vehicles	942	1,288
Computer hardware and software	50,395	36,274
Construction in progress	4,300	11,333
	116,115	102,894
Less: accumulated depreciation	(65,760)	(52,369)
Property and equipment, net	$50,355	$50,525

At September 30, 2017 and 2016, property and equipment included assets of $15.6 million, and $8.9 million respectively, acquired under capital lease arrangements. Accumulated amortization of assets acquired under capital leases was $7.9 million and $5.8 million as of September 30, 2017 and 2016, respectively.

Depreciation and amortization expense for property and equipment was $13.4 million, $12.1 million and $11.8 million during the years ended September 30, 2017, 2016 and 2015, respectively (including amortization expense of $2.5 million, $1.5 million and $1.5 million on assets acquired under capital leases for the years ended September 30, 2017, 2016 and 2015, respectively).

Note 8. Goodwill and Intangible Assets, net

Goodwill

A reconciliation of our goodwill balance is as follows (in thousands):

	Americas September 30,		EMEA September 30,		APAC September 30,		Consolidated September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Beginning balance, gross	$773,384	$773,384	$53,297	$64,019	$16,955	$16,955	$843,636	$854,358
Accumulated impairment	(260,798)	(260,798)	—	—	(2,973)	(2,973)	(263,771)	(263,771)
Beginning balance, net	$512,586	$512,586	$53,297	$64,019	$13,982	$13,982	$579,865	$590,587
Foreign currency translation	—	—	(2,107)	(10,722)	—	—	(2,107)	(10,722)
Goodwill impairment	(308,403)	—	—	—	(2,711)	—	(311,114)	—
Ending balance, gross	$773,384	$773,384	$51,190	$53,297	$16,955	$16,955	$841,529	$843,636
Accumulated impairment	(569,201)	(260,798)	—	—	(5,684)	(2,973)	(574,885)	(263,771)
Ending balance, net	$204,183	$512,586	$51,190	$53,297	$11,271	$13,982	$266,644	$579,865

We performed our Step 1 goodwill impairment tests on July 1, 2016. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values. For the North America Hardware and North America Chemical reporting units, the fair value was in excess of carrying value by 29% and 15%, respectively. Since 2016, North America Hardware and North America Chemical reporting units have underperformed relative to the forecasts included in the Step 1 analysis; however, our qualitative impairment assessments performed on December 31, 2016 and March 31, 2017 did not indicate it was more likely than not that the carrying value exceeded the fair value of the two reporting units. During the third quarter of fiscal 2017, our stock price experienced a sustained decline in value. Additionally, during June 2017, we reassessed our five-year outlook following the appointment of our new CEO in May 2017. The cash flows in this updated five-year forecast indicated that it was more likely than not that the goodwill in the North America Hardware and North America Chemical reporting units was impaired. These events triggered our decision to perform a quantitative goodwill impairment test as of June 30, 2017.

We performed our Step 1 goodwill impairment test on June 30, 2017 on all four reporting units. The results of these tests indicated that the goodwill of North America Hardware and North America Chemical reporting units was impaired. Lower projected revenue growth and operating results reflected changes in assumptions related to organic growth rates, market trends, business mix, cost structure and other expectations about the anticipated short-term and long-term operating results of these two reporting units, resulting in lower estimated fair values. As a result, we proceeded to Step 2 of the goodwill impairment analysis using the most appropriate valuation methods and compared the implied value of goodwill with the carrying value of the goodwill for each of the impaired reporting units.

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

As a result of our operating segment realignment discussed in Note 21, the composition of our reporting units for the evaluation of goodwill impairment has changed. Historically, our reporting units used to be one level below our operating segments, which consisted of North America Hardware, North America Chemical, Rest-Of-World Hardware and Rest-Of-World Chemical. Effective July 1, 2017, we identified one reporting unit for each of our three new segments, which are Americas, EMEA and APAC. Goodwill was reassigned to the new reporting units using a relative fair value allocation approach. As a result of the change in reporting units, we are required to test goodwill impairment for the reporting units before this change, which is satisfied by our event-driven goodwill impairment test performed on June 30, 2017. We also performed our annual goodwill impairment test as of July 1, 2017 for the new reporting units as required, which indicated no impairment for any of the three new reporting units at July 1, 2017. For the Americas, EMEA and APAC reporting units, the fair value was in excess of carrying value by 12%, 61% and 28%, respectively.

Intangible Assets

As of September 30, 2017 and 2016, the gross amounts and accumulated amortization of intangible assets is as follows (in thousands):

	2017		2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships (12 to 20 year life)	$172,603	$(64,319)	$173,437	$(53,829)
Trademarks (5 years to indefinite life)	52,930	(3,610)	53,034	(2,618)
Backlog (2 year life)	4,327	(4,327)	4,327	(4,327)
Non-compete agreements (3 to 4 year life)	1,457	(1,457)	1,457	(1,457)
Technology (10 year life)	32,260	(11,572)	32,481	(8,391)
Total intangible assets	$263,577	$(85,285)	$264,736	$(70,622)

Estimated future intangible amortization expense as of September 30, 2017 is as follows (in thousands):

2018	$14,933
2019	14,933
2020	14,799
2021	14,396
2022	14,396
Thereafter	67,003
$140,460

Amortization expense included in the statements of comprehensive income for the years ended September 30, 2017, 2016 and 2015 was $14.9 million, $15.8 million and $15.9 million, respectively. In addition to amortizing intangibles, we assigned an indefinite life to the Wesco Aircraft trademark. As of September 30, 2017 and 2016, the trademark had a carrying value of $37.8 million.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,
	2017	2016
Accrued compensation and related expenses	$16,271	$10,067
Accrued customer rebates	4,240	3,931
Accrued taxes (property, sales and use)	2,083	150
Interest rate swap	2,462	1,059
Other accruals	10,273	11,217
Accrued expenses and other current liabilities	$35,329	$26,424

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

The carrying amounts and fair values of the debt instruments and interest rate swap hedge instrument were as follows (in thousands):

	September 30, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan A	$380,000	$376,960	$401,344	$401,344
Term loan B	440,562	428,667	440,562	435,716
Revolving facility	55,000	55,000	—	—
Interest rate swap hedge liabilities	3,365	3,365	6,672	6,672

Note 11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2017			September 30, 2016
	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount
Term loan A facility	$380,000	$(7,562)	$372,438	$401,344	$(2,247)	$399,097
Term loan B facility	440,562	(4,162)	436,400	440,562	(5,380)	435,182
Revolving facility	55,000	—	55,000	—	—	—
	875,562	(11,724)	863,838	841,906	(7,627)	834,279
Less: current portion	75,000	—	75,000	—	—	—
Non-current portion	$800,562	$(11,724)	$788,838	$841,906	$(7,627)	$834,279

Aggregate maturities of long-term debt as of September 30, 2017 are as follows (in thousands):

Years Ended September 30,
2018	$75,000
2019	20,000
2020	20,000
2021	760,562
$875,562

Sixth Amendment to Senior Secured Credit Facilities

On November 2, 2017, we entered into the Sixth Amendment to Credit Agreement (the Sixth Amendment) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware (the Borrower) and the lenders and agents party thereto (as amended prior to the Sixth Amendment, the Existing Credit Agreement; the Existing Credit Agreement, as amended by the Sixth Amendment, the Credit Agreement).

The Sixth Amendment modified the Existing Credit Agreement to increase the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) to 75%, provided that the Excess Cash Flow Percentage shall be reduced to (i) 50%, if the Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) is less than 4.00 but greater than or equal to 3.00, (ii) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50 and (iii) 0%, if the Consolidated Total Leverage Ratio is less than 2.50.

The Sixth Amendment further modified the Credit Agreement to reduce the maximum amount permitted to be incurred under the Capped Incremental Facility (as such term is defined in the Credit Agreement) to zero, unless the Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement), after giving effect to the incurrence of any incremental loans or commitments and the use of proceeds thereof, on a pro forma basis, would be (i) less than 4.00 but greater than or equal to 3.50, in which case the Capped Incremental Facility would be increased to $75.0 million or (ii) less than 3.50, in which case the Capped Incremental Facility would be increased to $150.0 million.

The Sixth Amendment also modified the Credit Agreement to increase the Consolidated Total Leverage Ratio levels in the financial covenant set forth in the Credit Agreement to a maximum of 6.25 for the quarters ending September 30, 2017, December 31, 2017 and March 31, 2018, with step-downs to 6.00 for the quarters ending June 30, 2018 and September 30, 2018; 5.75 for the quarter ending December 31, 2018; 5.50 for the quarter ending March 31, 2019; 5.25 for the quarter ending June 30, 2019; 4.75 for the quarters ending September 30, 2019, December 31, 2019 and March 31, 2020; 4.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021; and 3.00 for the quarter ending June 30, 2021 and thereafter.

As a result of the Amendment, we incurred $1.9 million in fees that were capitalized and will be amortized over the remaining life of the related debt.

Existing Senior Secured Credit Facilities

The Credit Agreement provides for (1) a $400.0 million senior secured term loan A facility (the term loan A facility), (2) a $180.0 million revolving facility (the revolving facility), and (3) a $525.0 million senior secured term loan B facility (the term loan B facility). We refer to term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.”

On March 28, 2017, we entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment modified the Existing Credit Agreement to increase the highest possible interest rate margin applicable to loans under the term loan A facility and loans and commitments under the revolving facility from 2.75% to 3.00% for Eurocurrency loans and from 1.75% to 2.00% for Alternate Base Rate (ABR) loans. The Fifth Amendment also modified the Existing Credit Agreement to (a) to reduce the maximum amount permitted to be incurred under the Capped Incremental Facility and (b) increase the Consolidated Total Leverage Ratio levels in the financial covenant; however, these modifications were subsequently superseded by the Sixth Amendment.

During the year ended September 30, 2017, we made four required quarterly payments totaling $20.0 million and a voluntary prepayment of $1.3 million on our term loan A facility and three voluntary prepayments totaling $22.0 million on our borrowings under the revolving facility. As of September 30, 2017, $55.0 million of indebtedness was outstanding and $125.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25%of the original principal amount of $400.0 million with the balance due on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of September 30, 2017, the interest rate for borrowings under the term loan A facility was 4.24%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of September 30, 2017, the interest rate for borrowings under the term loan B facility was 3.84%, which approximated the effective interest rate. In July 2015, we entered into interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 12 below.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (i) 90 days before the maturity of the term loan

B facility, and (ii) October 4, 2021. As of September 30, 2017, the weighted-average interest rate for borrowings under the revolving facility was 4.24%.

As a result of the Fourth Amendment to our Credit Agreement on October 4, 2016, we incurred $10.5 million in fees that were capitalized, $7.2 million of which was related to the term loan A facility and $3.3 million of which was related to the revolving facility. Of the $3.4 million of the unamortized deferred debt issuance costs related to the Credit Agreement prior to the Fourth Amendment, $2.3 million was written off as debt extinguishment loss in the year ended September 30, 2017, which was included in interest expense for the period. As a result of the Fifth Amendment to our Credit Agreement on March 28, 2017, we incurred $2.3 million in fees that were capitalized, $1.6 million of which was related to the term loan A facility and $0.7 million of which was related to the revolving facility. The deferred debt issuance costs of term loan B were not impacted by the Fourth Amendment or Fifth Amendment. The following table summarizes the total deferred debt issuance costs for the term loan A facility, the term loan B facility and the revolving facility, which will be amortized over their remaining terms.

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred debt issuance costs as of September 30, 2016	$2,247	$5,378	$1,120	$8,745
Write off for the Fourth Amendment	(1,769)	—	(553)	(2,322)
Deferred debt issuance costs for the Fourth Amendment	7,215	—	3,247	10,462
Deferred debt issuance costs for the Fifth Amendment	1,617	—	719	2,336
Amortization of deferred debt issuance costs	(1,748)	(1,216)	(857)	(3,821)
Deferred debt issuance costs as of September 30, 2017	$7,562	$4,162	$3,676	$15,400

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Agreement contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As referred to above, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio with the maximum ratio prior to the Sixth Amendment set at 4.50 for the quarter ending September 30, 2017, and after the Sixth Amendment set at 6.25 for the quarter ending September 30, 2017. Had the Consolidated Total Leverage Ratio not been increased by the Sixth Amendment, we would not have been in compliance as of September 30, 2017 or subsequent measurement dates based on our current operating forecasts and debt levels. After the Sixth Amendment, as of September 30, 2017 we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.59. After the Sixth Amendment, based on our current covenants and current forecasts, we expect to be compliance for the one year period following the issuance of our 2017 financial statements.

UK Line of Credit

Our subsidiary, Wesco Aircraft EMEA, has a £7.0 million ($9.4 million based on the September 30, 2017 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of September 30, 2017, the full £7.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In July 2015, we entered into two interest rate swap agreements, which we designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement has an amortizing notional amount, which was $387.5 million through September 29, 2017, and matured on September 29, 2017, giving us the contractual right to pay a fixed interest rate of 1.21% plus the applicable margin under the term loan B facility (as defined in Note 11 above; see Note 11 for the applicable margin). The second interest rate swap agreement, which is effective on September 29, 2017 and matures on September 30, 2019, has an amortizing notional amount, $375.0 million as of September 30, 2017, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended September 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the year ended September 30, 2017, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on our variable-rate debt. As of September 30, 2017, we expected to reclassify approximately $1.6 million from accumulated other comprehensive loss to earnings as an increase to interest expense over the next 12 months when the underlying hedged item impacts earnings.

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

On October 3 and October 5, 2016, we entered into two foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. Both foreign currency forward contracts expired on December 28, 2016. On January 6, 2017, we entered into one foreign currency forward contract to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The foreign currency forward contract expired on March 30, 2017. The derivatives were not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income (loss), net line of our consolidated statement of earnings and comprehensive income. We did not have foreign currency forward contracts as of September 30, 2017 and 2016.

The following table summarizes the notional principal amounts at September 30, 2017 and 2016 of our interest rate swap agreements discussed above (in thousands). We did not have foreign exchange forward contracts as of September 30, 2017 and 2016.

	Derivative Notional
	September 30, 2017	September 30, 2016
Instruments designated as accounting hedges:
Interest rate contracts	$375,000	$425,000

The following table provides the location and fair value amounts of our hedge instruments, which are reported in our consolidated balance sheets as of September 30, 2017 and 2016 (in thousands). We did not have foreign exchange forward contracts as of September 30, 2017 and 2016.

		Fair Value as of September 30,
Liability Derivatives	Balance Sheet Locations	2017	2016
Instruments designated as accounting hedges:
Interest rate swap contracts	Accrued expenses and other current liabilities	$2,462	$1,057

	Other liabilities	903	5,615

 The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from accumulated other comprehensive loss to our consolidated statement of comprehensive (loss) income for the years ended September 30, 2017, 2016 and 2015 (in thousands).

	Location in Consolidated Statement	Years Ended September 30,
Cash Flow Derivatives	Of Comprehensive (Loss) Income	2017	2016	2015
Interest rate swap contracts	Interest expense, net	$(385)	$(1,344)	$(4)

The following table provides the effective portion of the losses of our cash flow hedge instruments which are recognized (net of income taxes) in other comprehensive gain (loss) for the years ended September 30, 2017, 2016 and 2015 (in thousands).

	Years Ended September 30,
Cash Flow Derivatives	2017	2016	2015
Interest rate swap contracts	$1,688	$(2,973)	$(2,581)

The following table provides a summary of changes to our accumulated other comprehensive loss related to our cash flow hedging instruments (net of income taxes) during the years ended September 30, 2017 and 2016.

	Years Ended September 30,
AOCI - Unrealized Gain (Loss) on Hedging Instruments	2017	2016
Balance at beginning of period	$(4,206)	$(2,577)
Change in fair value of hedging instruments	1,688	(2,973)
Amounts reclassified to earnings	385	1,344
Net current period other comprehensive income	2,073	(1,629)
Balance at end of period	$(2,133)	$(4,206)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated earnings and comprehensive income for the years ended September 30, 2017, 2016 and 2015 (in thousands). We did not have such derivative instruments in the year ended September 30, 2015.

Instruments Not Designated As Hedging Instruments	Location in Consolidated Statement of Comprehensive Income	Years Ended September 30,
		2017	2016	2015
Foreign exchange contract	Other income, net	$(1,843)	$(5,606)	—

Note 13. Other Comprehensive Loss

The components of other comprehensive loss and related tax effects for each period were as follows (dollars in thousands):

	Year Ended September 30, 2017			Year Ended September 30, 2016			Year Ended September 30, 2015
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Change in unrealized holding losses on derivatives	2,692	(1,004)	1,688	(4,716)	1,743	(2,973)	(4,094)	1,513	(2,581)
Less: adjustment for losses on derivatives included in net income	615	(230)	385	2,132	(788)	1,344	6	(2)	4
Change in net foreign currency translation adjustment	(5,959)	(1,179)	(7,138)	(39,211)	—	(39,211)	(25,322)	—	(25,322)
Other comprehensive loss	$(2,652)	$(2,413)	$(5,065)	$(41,795)	$955	$(40,840)	$(29,410)	$1,511	$(27,899)

See Note 12 for the amounts of losses on derivatives reclassified out of accumulated other comprehensive loss into the consolidated statements of income, with presentation location, for each period.

The changes in accumulated other comprehensive loss by component and related tax effects for each period were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Derivative Instruments	Total
Balance at September 30, 2014	$(10,822)	$—	$(10,822)
Other comprehensive loss before reclassifications	(25,322)	(4,094)	(29,416)
Amounts reclassified out of accumulated other loss	—	6	6
Tax effects	—	1,511	1,511
Other comprehensive loss	(25,322)	(2,577)	(27,899)
Balance at September 30, 2015	$(36,144)	$(2,577)	$(38,721)
Other comprehensive loss before reclassifications	(39,211)	(4,716)	(43,927)
Amounts reclassified out of accumulated other loss	—	2,132	2,132
Tax effects	—	955	955
Other comprehensive loss	(39,211)	(1,629)	(40,840)
Balance at September 30, 2016	(75,355)	(4,206)	(79,561)
Other Comprehensive loss before reclassifications	(5,959)	2,692	(3,267)
Amounts reclassified out of accumulated other loss	—	615	615
Tax effects	(1,179)	(1,234)	(2,413)
Other comprehensive loss	(7,138)	2,073	(5,065)
Balance at September 30, 2017	$(82,493)	$(2,133)	$(84,626)

Note 14.  Net (Loss) Income Per Share

The following table presents net (loss) income per share and related information (dollars in thousands):

	Years Ended September 30,
	2017	2016	2015
Net (loss) income	$(237,346)	$91,378	$(154,744)
Basic weighted average shares outstanding	98,700,879	97,634,155	96,955,043
Dilutive effect of stock options and restricted shares	—	531,701	—
Dilutive weighted average shares outstanding	98,700,879	98,165,856	96,955,043
Basic net (loss) income per share	$(2.40)	$0.94	$(1.60)
Diluted net (loss) income per share	$(2.40)	$0.93	$(1.60)

Shares of common stock equivalents of 3.7 million, 2.0 million, and 2.3 million for the years ended September 30, 2017, 2016 and 2015, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Note 15. Income Taxes

Income (loss) before benefit or provision for income taxes for the years ended September 30, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
U.S. (loss) income	$(261,594)	$63,614	$(242,864)
Foreign income	13,347	61,976	1,248
Total	$(248,247)	$125,590	$(241,616)

The components of our income tax provision (benefit) for the years ended September 30, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Current provision
Federal	$(2,536)	$7,315	$24,797
State and local	(591)	1,134	1,726
Foreign	12,999	12,482	13,247
Subtotal	9,872	20,931	39,770
Deferred (benefit) provision
Federal	(14,730)	10,979	(105,748)
State and local	(2,738)	1,108	(12,543)
Foreign	(3,305)	1,194	(8,351)
Subtotal	(20,773)	13,281	(126,642)
(Benefit) provision for income taxes	$(10,901)	$34,212	$(86,872)

The tax impact associated with the exercise of employee stock options and vesting of restricted stock units for the year ended September 30, 2017 will be recognized in the current tax return. For the year ended September 30, 2017, $0.9 million of tax benefit was recorded as a decrease to our provision for income tax due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as discussed in Note 3. For the years ended September 30, 2016 and 2015, a reduction to paid in capital of $1.1 million of tax benefit was recorded as an increase to additional paid in capital, and $0.1 million of tax benefit was recorded as a decrease to additional paid in capital, respectively.

A reconciliation of our (benefit) provision for income taxes to the U.S. federal statutory rate is as follows for the years ended September 30, 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
Provision (benefit) for income taxes at statutory rate	$(84,404)	34.00%	$43,956	35.00%	$(84,566)	35.00%
State taxes, net of tax benefit	(4,559)	1.84%	1,458	1.16%	(7,002)	2.90%
Deemed foreign dividends	6,099	(2.46)%	3,963	3.16%	4,289	(1.78)%
Nondeductible items	283	(0.11)%	(1,912)	(1.52)%	(642)	0.27%
Impact of foreign operations	(3,526)	1.42%	(8,015)	(6.38)%	2,125	(0.88)%
Foreign tax credit	(6,197)	2.50%	(4,313)	(3.43)%	(4,205)	1.74%
Valuation allowance	15,057	(6.07)%	—	—%	—	—%
Non-deductible goodwill impairment	23,644	(9.52)%	—	—%	—	—%
Unremitted earnings of foreign subsidiaries	37,537	(15.12)%	—	—%	—	—%
Tax contingencies	4,123	(1.66)%	(674)	(0.54)%	772	(0.32)%
Other	1,042	(0.43)%	(251)	(0.21)%	2,357	(0.98)%
Actual (benefit) provision for income taxes	$(10,901)	4.39%	$34,212	27.24%	$(86,872)	35.95%

As of September 30, 2017 and 2016, the components of deferred income tax assets (liabilities) were as follows (in thousands):

	2017	2016
Deferred tax assets - Non-current
Inventories	$92,711	$88,000
Reserves and other accruals	1,692	412
Compensation accruals	2,308	1,060
Goodwill and intangible assets	20,101	—
Stock options	3,197	3,674
Net operating losses and tax credits	19,345	16,827
Other	2,611	2,119
Total deferred tax assets	141,965	112,092
Deferred tax (liabilities) - Non-current
Property and equipment	(3,505)	(355)
Deferred debt issuance costs	—	(38)
Unremitted earnings of foreign subsidiaries	(40,009)	—
Goodwill and intangible assets	—	(52,072)
Other	(7,008)	—
Total deferred tax liabilities - non-current	(50,522)	(52,465)
Valuation allowance	(18,602)	(5,548)
Net deferred tax assets (liabilities)	$72,841	$54,079

We had deferred tax assets of $20.1 million and deferred tax liabilities of $52.1 million with respect to goodwill and other intangible assets as of September 30, 2017 and September 30, 2016, respectively. The change is primarily due to the $311.1 million goodwill impairment charge during the year ended September 30, 2017, as discussed in Note 2, a portion of which will be deductible for tax purposes.

As of September 30, 2017, we had state net operating loss carryforwards of $3.0 million, which will begin to expire in 2026, and foreign net operating loss carryforwards of $9.7 million which will begin to expire in 2021. As of September 30, 2017, we had U.S. foreign tax credit carryforwards of $17.4 million which will begin to expire in 2021.

We are subject to U.S. federal income tax as well as income taxes in various state and foreign jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is September 30, 2013.

During the year ended September 30, 2017, we reassessed the potential need to repatriate foreign earnings based on our current long-range outlook, the current imbalance between cash generated and used in the U.S., and the increase in the percentage of excess cash that must be used to repay debt. We determined it was likely that we would, in the future, repatriate certain previously undistributed foreign earnings. Accordingly, we recorded a deferred tax liability for U.S. federal and state taxes of $40.0 million, which equals a $38.7 million deferred tax liability after taking into account the federal tax benefit of state taxes. Of this amount, $37.5 million was provided for through the deferred tax provision and the remaining $1.2 million is a cumulative translation adjustment to reflect currency fluctuation related to the previously undistributed earnings. The remaining undistributed earnings of foreign subsidiaries, which amount to $26.1 million are considered to be indefinitely reinvested and no provision for federal or state and local taxes or foreign withholding taxes has been provided on such earnings. The taxes associated with these undistributed earnings would be between $7.0 million and $8.0 million.

We determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits as non-current liabilities in the consolidated balance sheets. As of September 30, 2017, the total amount of gross unrecognized tax benefits was $6.5 million, including $1.0 million of interest and $0.3 million of penalties, all of which would impact the effective tax rate if recognized. It is reasonably possible that within the next twelve months, $0.1 million of benefit may be recognized as a result of the lapsing of the statute of limitations.

The unrecognized tax benefits, which exclude interest and penalties, for the years ended September 30, 2017, 2016 and September 30, 2015 are as follows (in thousands):

	2017	2016	2015
Beginning balance	$2,166	$2,725	$1,901
Increases related to tax positions taken during a prior year	3,250	—	1,716
Decreases related to tax positions taken during a prior year	—	—	—
Increases related to tax positions taken during the current year	—	—	—
Decreases related to settlements with taxing authorities	—	(579)	—
Decreases related to expiration of statute of limitations	(51)	(113)	(892)
Changes due to translation of foreign currencies	(133)	133	—
Ending balance	$5,232	$2,166	$2,725

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

	Beginning Balance	Valuation Allowance Recorded During The Period	Ending Balance
Valuation allowance for deferred tax assets:
Year ended September 30, 2017	$5,548	$13,054	$18,602
Year ended September 30, 2016	5,961	(413)	5,548
Year ended September 30, 2015	4,930	1,031	5,961

Note 16. Stock-Based and Other Compensation Arrangements

On January 27, 2015, our stockholders approved the 2014 Plan, which amended and restated our 2011 Equity Incentive Award Plan and authorized the issuance of a total of 5,717,584 shares. As of September 30, 2017, there were 3,457,947 shares remaining available for issuance under the 2014 Plan.

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

Continuous Employment Conditions

At September 30, 2017, we have outstanding 461,766 unvested time-based stock options under the 2014 Plan or our prior equity incentive plans (collectively, the Plans), which will vest on the basis of continuous employment. All of the time-based options vest ratably during the period of service.

The following table sets forth the summary of options activity under the Plans (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at September 30, 2016	2,700,157	$12.59	6.07	$6,833
Granted	683,230	13.52
Exercised	(614,588)	4.39
Forfeited options	(305,989)	12.40
Options outstanding at September 30, 2017	2,462,810	$14.92	6.99	$79

Options exercisable at September 30, 2017	2,001,044	$15.34	6.59	$79

(1)
Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

The total intrinsic value of options exercised during the years ended September 30, 2017, 2016 and 2015 was $6.0 million, $4.5 million and $1.5 million, respectively. For the years ended September 30, 2017, 2016 and 2015, we recorded $2.6 million, $3.2 million and $3.6 million, respectively, of stock-based compensation expense related to these options that is included within selling, general and administrative expenses. At September 30, 2017, the unrecognized stock-based compensation related to these options was $1.6 million and is expected to be recognized over a weighted-average period of 1.7 years. Cash received from the exercise of stock options by us during the years ended September 30, 2017, 2016 and 2015 was $2.7 million, $6.3 million and $0.8 million, respectively.

Restricted Stock Units and Restricted Stock

In the year ended September 30, 2017, we granted 813,803 shares of restricted common stock to employees. These shares are eligible to vest over three years in three equal annual installments, subject to continued employment on each vesting date. During the years ended September 30, 2017, 2016 and 2015, we granted 68,493, 57,759 and 73,662, respectively, of restricted common shares to our directors. During fiscal year 2017, we also granted performance-related restricted stock units (PSUs) to certain executives. The PSUs vest after three years based on the achievement of certain predetermined goals, and are payable in shares of our common stock. One of the goals is based on our achieving a certain level of return on invested capital (ROIC) and the other goal is based on our total shareholder return (TSR) relative to certain peer companies over the three-year performance period. The actual number of shares to be issued for these PSUs is subject to final achievement of these goals and can range from 0% to 200% of the target shares set at the time of grant. Stock-based compensation expense for the PSUs is recognized on a straight-line basis over the performance period based upon the value determined using the intrinsic value method for the ROIC portion of the PSUs and using the Monte Carlo valuation method for the TSR portion of the PSUs. Stock-based compensation expense for the ROIC portion of the PSUs is cumulatively adjusted based upon the expected achievement of ROIC, which is assessed by management quarterly until vesting. Stock-based compensation expense for the TSR portion of the PSUs is recognized over the performance period regardless of the TSR performance.

For the years ended September 30, 2017, 2016 and 2015, we recorded $3.8 million, $5.3 million and $4.3 million, respectively, of stock-based compensation expense related to restricted stock that is included within selling, general and administrative expenses. The restricted stock awards do not contain any redemption provisions that are not within our control. Accordingly, these restricted stock awards have been accounted for as our stockholders’ equity. At September 30, 2017, the unrecognized stock-based compensation related to restricted stock awards was $6.6 million and is expected to be recognized over a weighted-average period of 2.0 years.

Restricted share activity during the year ended September 30, 2017 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at September 30, 2016	606,444	$13.63
Granted(1)	882,296	12.63
Vested	(401,433)	13.99
Forfeited	(289,745)	13.80
Outstanding at September 30, 2017	797,562	$12.21

(1)
Under the terms of their respective restricted stock award agreements, holders of restricted stock have the same voting rights as common stock shareholders; such rights exist even if the shares of restricted stock have not vested.

Fair value of our restricted shares is based on our closing stock price on the date of grant. The fair value of shares that were vested during the years ended September 30, 2017, 2016 and 2015 was $5.3 million, $3.5 million and $3.1 million, respectively. The fair value of shares that were granted during the years ended September 30, 2017, 2016 and 2015 was $11.1 million, $6.9 million and $8.8 million, respectively. The weighted average fair value at the grant date for restricted shares issued during the years ended September 30, 2017, 2016 and 2015 was $12.63, $12.29 and $16.05, respectively.

Due to tax deductions associated with option exercises and restricted share activities, we realized tax benefits of $0.9 million, tax benefits of $1.1 million and a tax shortfall of $0.1 million for the years ended September 30, 2017, 2016 and 2015, respectively. The realized 2017 tax benefits were recorded as a reduction to our provision for income tax allowed by ASU 2016-09 which we early adopted on October 1, 2016 (see Note 3 for more discussion on ASU 2016-09), and the realized 2016 tax benefits and 2015 tax shortfall were recorded to the additional paid in capital account in our stockholders’ equity.

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

We estimated expected volatility based on historical data of comparable public companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on guidelines provided in U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 110 and represents the average of the vesting tranches and contractual terms. The risk-free rate assumed in valuing the options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the option. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero in the option pricing model. Compensation expense is recognized only for those options expected to vest with forfeitures estimated based on our historical experience and future expectations. Stock-based compensation awards are amortized on a straight-line basis over a three year period.

The weighted average assumptions used to value the option grants are as follows:

	2017	2016	2015
Expected life (in years)	6.00	6.00	5.93
Volatility	30.94%	35.00%	38.51%
Risk free interest rate	1.33%	1.55%	1.87%
Dividend yield	—	—	—

The weighted average fair value per option at the grant date for options issued during the years ended September 30, 2017, 2016, and 2015 was $4.37, $4.38 and $6.52, respectively.

Note 17. Commitments and Contingencies

Operating Leases

We lease office and warehouse facilities (certain of which are from related parties) and warehouse equipment under various non-concealable operating leases that expire at various dates through October 31, 2026. Certain leases contain escalation clauses based on the Consumer Price Index. We are also committed under the terms of certain of these operating lease agreements to pay property taxes, insurance, utilities and maintenance costs.

Future minimum rental payments under operating leases as of September 30, 2017 are as follows (dollars in thousands):

	Third Party	Related Party	Total
Years Ended September 30,
2018	$9,341	$1,701	$11,042
2019	8,180	1,642	9,822
2020	6,849	153	7,002
2021	5,804	38	5,842
2022	5,096	—	5,096
Thereafter	12,558	—	12,558
	$47,828	$3,534	$51,362

Total rent expense for the years ended September 30, 2017, 2016 and 2015 was $12.6 million, $11.9 million and $11.4 million, respectively.

Capital Lease Commitments

We lease certain equipment under capital lease agreements that require minimum monthly payments that expire at various dates through June 30, 2024. The gross amount of these leases at September 30, 2017 and September 30, 2016 are $5.3 million and $3.5 million, respectively.

Future minimum lease payments under capital lease agreements as of September 30, 2017 are as follows (in thousands):

2018	$3,041
2019	1,420
2020	451
2021	94
2022	91
Thereafter	156
5,253
Less: Interest	(288)
Total	$4,965

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

Note 18. Employee Benefit Plan

We maintain a 401(k) defined contribution plan and a retirement saving plan for the benefit of our eligible employees. All U.S. full-time employees who have completed at least one full month of service and are at least 20 years of age are eligible to participate in the plans. Eligible employees may elect to contribute up to 60% of their eligible compensation. We made contributions of $2.4 million, $2.4 million and $2.1 million to this plan during the years ended September 30, 2017, 2016 and 2015, respectively. Certain non-US employees of the Company participate in other defined contribution retirement plans with varying vesting and contribution provisions.

Note 19. Supplemental Cash Flow Information

	Years Ended September 30,
	2017	2016	2015
	(in thousands)
Cash payments for:
Interest	$33,386	$33,349	$32,551
Income taxes	10,287	37,193	16,996

Schedule of non-cash investing and financing activities:
Property and equipment acquired pursuant to capital leases	$3,891	$1,780	$333

Note 20. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for quarters ended December 31, 2015 through September 30, 2017 is as follows (in thousands except per share data):

Quarters Ended:	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Net sales	$361,552	$363,907	$364,599	$339,371
Gross profit	87,487	90,208	94,755	89,457
Net (loss) income (1)	(38,287)	(229,608)	17,442	13,107
Basic net (loss) income per share (2)	$(0.39)	$(2.32)	$0.18	$0.13
Diluted net (loss) income per share (2)	$(0.39)	$(2.32)	$0.18	$0.13

Quarters Ended:	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Net sales	$365,595	$375,186	$376,742	$359,843
Gross profit	95,485	99,241	102,337	96,629
Net income	23,261	24,016	23,492	20,609
Basic net income per share (2)	$0.24	$0.25	$0.24	$0.21
Diluted net income per share (2)	$0.24	$0.24	$0.24	$0.21

1.	During the three months ended June 30, 2017, we recorded a non-cash goodwill impairment charge of $311.1 million. See Note 2, Note 5 and Note 8 for additional information.

2.	Net income (loss) per share calculations for each quarter are based on the weighted average basic and diluted shares outstanding for that quarter and may not total to the full year amount.

Note 21. Segment Reporting

We evaluate segment performance based on segment income or loss from operations. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision-maker (CODM). Our chief executive officer serves as our CODM.

Prior to the three months ended September 30, 2017, we were organized on a global functional basis and we had two reportable segments, which were the North America segment and the Rest of World segment. Revenues were allocated based on the sales region responsible for the customer relationship. All corporate and other expenses benefiting both segments were reported in the segment that incurred the expenses, primarily North Americas.

During the three months ended September 30, 2017, we reorganized our businesses under three geographic-based segments: the Americas, EMEA and APAC. Our CODM began reviewing segment results on this basis for purposes of allocating resources and assessing performance. Each segment’s results reflect the results of our subsidiaries within that geographic region. Revenues reported by a segment reflect the customer contracts held by that segment, regardless of the geographic location of that customer. Some segments incur expenses for the benefit of the group or other segments, however these expenses are not allocated. We now present corporate expenses related to public company reporting costs and other costs that would not be required by the segments if they were operating on a standalone basis as unallocated corporate costs. We have retroactively recast our segment results and unallocated corporate expenses for the years ended September 30, 2017, 2016 and 2015.

The following table presents net sales and other financial information by business segment (in thousands):

	Year Ended September 30, 2017
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales (1)	$1,142,366	$258,072	$28,991	$—	$1,429,429
(Loss) income from operations (2) (3)	(213,501)	25,138	(172)	(20,260)	(208,795)
Interest expense, net	35,936	3,786	99	—	39,821
Capital expenditures	5,659	3,165	99	—	8,923
Depreciation and amortization	24,765	3,321	266	—	28,352
Total assets	1,436,840	275,445	41,822	—	1,754,107
Goodwill (3)	204,183	51,190	11,271	—	266,644

(1)	For fiscal 2017, nearly 11% of our total net sales were derived from one individual customer, which was reported under the Americas, EMEA and APAC segments.

(2)
Unallocated corporate costs for fiscal 2017 consisted of payroll and personnel costs of $10.1 million, stock-based compensation expenses of $3.4 million and professional fees and other corporate expenses of $6.8 million.

(3)
Changes in the goodwill balance for fiscal 2017 included a non-cash impairment charge of $311.1 million, of which $308.4 million was related to the Americas segment and $2.7 million was related to the APAC segment. See Note 8 for further information.

	Year Ended September 30, 2016
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$1,177,496	$274,952	$24,918	$—	$1,477,366
Income from operations (1)	134,159	43,881	1,196	(20,486)	158,750
Interest expense, net	32,595	4,309	(3)	—	36,901
Capital expenditures	12,728	1,143	121	—	13,992
Depreciation and amortization	24,412	3,289	279	—	27,980
Total assets	1,639,583	265,724	43,271	—	1,948,578
Goodwill (2)	512,586	53,297	13,982		579,865

(1)
Unallocated corporate costs for fiscal 2016 consisted of payroll and personnel costs of $6.7 million, stock-based compensation expenses of $5.3 million and professional fees and other corporate expenses of $8.5 million.

(2)	For fiscal 2016, the change in the goodwill balance was due to foreign currency exchange rate changes related to the EMEA segment. See Note 8 for further information.

	Year Ended September 30, 2015
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$1,191,928	$288,276	$17,411	$—	$1,497,615
(Loss) income from operations (1) (2)	(197,251)	16,672	(2,578)	(23,208)	(206,365)
Interest expense, net	32,921	4,179	(8)	—	37,092
Capital expenditures	(8,237)	(1,373)	(21)		(9,631)
Depreciation and amortization	23,490	3,935	301	—	27,726

(1)
Unallocated corporate costs for fiscal 2015 consisted of payroll and personnel costs of $6.9 million, stock-based compensation expenses of $4.9 million and professional fees and other corporate expenses of $11.4 million.

(2)	For fiscal 2015, we recognized a non-cash goodwill impairment charge of $263.8 million, of which $260.8 million was related to the Americas segment and $3.0 million was related to the APAC segment.

Geographic Information

We operated principally in the United States, United Kingdom and other foreign geographic areas in Americas, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the years ended September 30, 2017, 2016, and 2015, were as follows (dollars in thousands):

	Years Ended September 30,
	2017		2016		2015
	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales
United States of America	$1,062,523	74.3%	$1,087,691	73.6%	$1,101,385	73.5%
United Kingdom	179,160	12.5%	195,473	13.2%	190,661	12.7%
Other foreign countries	187,746	13.2%	194,202	13.2%	205,569	13.8%
All foreign countries	366,906	25.7%	389,675	26.4%	396,230	26.5%
Total	$1,429,429	100.0%	$1,477,366	100.0%	$1,497,615	100.0%

We determine the geographic area based on the origin of the sale.

Our long-lived assets consist of property and equipment, net, intangible assets, net and investment in joint ventures. Long-lived assets by geographic area, for the years ended September 30, 2017 and 2016, were as follows (in thousands):

	Years Ended September 30
	2017	2016
United States of America	$185,438	$198,370
All foreign countries	54,109	56,947
	$239,547	$255,317

Product and Services Information

Net sales by product categories, for the years ended September 30, 2017, 2016 and 2015 were as follows (dollars in thousands):

	Years Ended September 30
	2017		2016		2015
	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales
Hardware	$665,224	46.6%	$711,177	48.2%	$738,496	49.3%
Chemicals	602,039	42.1%	600,124	40.6%	591,840	39.5%
Electronic components	100,160	7.0%	105,207	7.1%	107,918	7.2%
Bearings	34,566	2.4%	34,662	2.3%	33,602	2.3%
Machined parts and other	27,440	1.9%	26,196	1.8%	25,759	1.7%
Total	$1,429,429	100.0%	$1,477,366	100.0%	$1,497,615	100.0%

Note 22. Subsequent Event

On November 2, 2017, we entered into the Sixth Amendment to our Credit Agreement. The Sixth Amendment modified the Existing Credit Agreement to increase the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) to 75%, provided that the Excess Cash Flow Percentage shall be reduced to (i) 50%, if the Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) is less than 4.00 but greater than or equal to 3.00, (ii) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50 and (iii) 0%, if the Consolidated Total Leverage Ratio is less than 2.50.

The Sixth Amendment further modified the Credit Agreement to reduce the maximum amount permitted to be incurred under the Capped Incremental Facility (as such term is defined in the Credit Agreement) to zero, unless the Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement), after giving effect to the incurrence of any incremental loans or commitments and the use of proceeds thereof, on a pro forma basis, would be (i) less than 4.00 but greater than or equal to 3.50, in which case the Capped Incremental Facility would be increased to $75.0 million or (ii) less than 3.50, in which case the Capped Incremental Facility would be increased to $150.0 million.

The Sixth Amendment also modified the Credit Agreement to increase the Consolidated Total Leverage Ratio levels in the financial covenant set forth in the Credit Agreement to a maximum of 6.25 for the quarters ending September 30, 2017, December 31, 2017 and March 31, 2018, with step-downs to 6.00 for the quarters ending June 30, 2018 and September 30, 2018; 5.75 for the quarter ending December 31, 2018; 5.50 for the quarter ending March 31, 2019; 5.25 for the quarter ending June 30, 2019; 4.75 for the quarters ending September 30, 2019, December 31, 2019 and March 31, 2020; 4.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021; and 3.00 for the quarter ending June 30, 2021 and thereafter.

As a result of the Amendment, we incurred $1.9 million in fees that were capitalized and will be amortized over the remaining life of the related debt.

See Note 11 for further information about the Credit Facilities.

.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a‑15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; and providing reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2017.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2018 annual meeting of stockholders (2018 Proxy Statement) filed within 120 days after September 30, 2017 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days after September 30, 2017. To the extent such information is included in our 2018 Proxy Statement within 120 days after September 30, 2017, it is expected to be incorporated by reference to the sections of our 2018 Proxy Statement specified below.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2018 Proxy Statement under the following headings is incorporated herein by reference:

•	“Proposal 1—Election of Directors,”

•	“Executive Officers,”

•	“Section 16(a) Beneficial Ownership Reporting Compliance” and

•	“General Information Concerning the Board of Directors, Its Committees and the Company’s Corporate Governance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing in our 2018 Proxy Statement under the following headings is incorporated herein by reference:

•	“Compensation Discussion and Analysis,”

•	“General Information Concerning the Board of Directors, Its Committees and the Company’s Corporate Governance” and

•	“Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2018 Proxy Statement under the following heading is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management” and

•	“Compensation Discussion and Analysis.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2018 Proxy Statement under the following headings is incorporated herein by reference:

•	“Certain Relationships and Related Party Transactions” and

•	“General Information Concerning the Board of Directors, Its Committees and the Company’s Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2018 Proxy Statement under the following heading is incorporated herein by reference:

•	“Proposal 4—Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO AIRCRAFT HOLDINGS, INC.

Dated:	November 28, 2017	By:	/s/ Todd S. Renehan
Todd S. Renehan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD S. RENEHAN	Chief Executive Officer and Director
Todd S. Renehan	(principal executive officer)	November 28, 2017

/s/ KERRY A. SHIBA	Executive Vice President and Chief Financial
Kerry A. Shiba	Officer (principal financial officer)	November 28, 2017

/s/ CHRIS KING	Vice President, Finance and Global Controller
Chris King	(principal accounting officer)	November 28, 2017

/s/ RANDY J. SNYDER
Randy J. Snyder	Chairman of the Board of Directors	November 28, 2017

/s/ DAYNE A. BAIRD
Dayne A. Baird	Director	November 28, 2017

/s/ THOMAS M. BANCROFT
Thomas M. Bancroft	Director	November 28, 2017

/s/ PAUL E. FULCHINO
Paul E. Fulchino	Director	November 28, 2017

/s/ JAY L. HABERLAND
Jay L. Haberland	Director	November 28, 2017

/s/ SCOTT E. KUECHLE
Scott E. Kuechle	Director	November 28, 2017

/s/ ADAM J. PALMER
Adam J. Palmer	Director	November 28, 2017

/s/ ROBERT D. PAULSON
Robert D. Paulson	Director	November 28, 2017

/s/ JENNIFER M. POLLINO
Jennifer M. Pollino	Director	November 28, 2017

/s/ NORTON A. SCHWARTZ
Norton A. Schwartz	Director	November 28, 2017

Exhibit Index

Exhibit Number	Description
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
10.1
Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., RBC Capital Markets, KeyBank National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., BBVA Compass Bank, PNC Bank, National Association, Raymond James Bank, N.A. and the lenders party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.2
First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated February 28, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 28, 2014 (File No. 001-35253))

10.3
Third Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of March 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2016 (File No. 001-35253))

10.4
Fourth Amendment to Credit Agreement by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of October 4, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2016 (File No. 001-35253))

10.5
Fifth Amendment to Credit Agreement by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2017 (File No. 001-35253))

10.6
Sixth Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated November 2, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2017 (File No. 001-35253))

10.7
Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.8
Executive Severance Agreement between David J. Castagnola and Wesco Aircraft Hardware Corp., dated April 6, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2015 (File No. 001-35253))

10.9
Executive Severance Agreement between Richard J. Weller and Wesco Aircraft Hardware Corp., dated April 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2015 (File No. 001-35253))

10.10
Executive Severance Agreement between Todd Renehan and Wesco Aircraft Hardware Corp., dated February 6, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (File No. 001-35253))

10.11
Executive Severance Agreement between Kerry A. Shiba and Wesco Aircraft Hardware Corp., dated September 15, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2017 (File No. 001-35253))

Exhibit Number	Description
10.12	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-35253))
10.13
Separation and Release Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp. and David J. Castagnola, dated as of April 27, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2017 (File No. 001-35253))

10.14
Separation Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp. and Richard Weller, dated as of September 15, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 18, 2017 (File No. 001-35253))

10.15
Separation Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp. and Dan Snow, dated as of September 15, 2017 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 18, 2017 (File No. 001-35253))

10.16
Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated April 8, 2011 (Registration No. 333-173381))

10.17
Form of Incentive Stock Option Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.18
Form of Non-qualified Stock Option Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.19
Form of Amended and Restated Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.20
Form of Restricted Stock Agreement for Independent Directors under Amended and Restated Equity Incentive Plan of Wesco Aircraft Holdings, Inc. (formerly Wesco Holdings, Inc.) (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.21
Wesco Aircraft Holdings, Inc. 2011 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333- 173381))

10.22	Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement dated December 18, 2014 (File No. 001-35253))
10.23	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333- 173381))
10.24	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.25	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.26	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 001-35253))
10.27	Form of Performance Stock Unit Agreement (fiscal 2017 grant) (Filed herewith)
10.28	Wesco Aircraft Holdings, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2015 (File No. 001-35253))
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

Exhibit Number	Description
10.32
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