Form 10-Q
period 2017-12-31
Wesco Aircraft Holdings, Inc
filed 2018-02-09
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017
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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of January 31, 2018 was 99,513,305.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2017	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$41,948	$61,625
Accounts receivable, net of allowance for doubtful accounts of $3,158 and $3,109 at December 31, 2017 and September 30, 2017, respectively	253,602	256,301
Inventories	856,253	827,870
Prepaid expenses and other current assets	16,542	13,733
Income taxes receivable	3,057	3,617
Total current assets	1,171,402	1,163,146
Property and equipment, net	49,893	50,355
Deferred debt issuance costs, net	3,903	3,676
Goodwill	266,644	266,644
Intangible assets, net	174,578	178,292
Deferred tax assets	75,400	76,038
Other assets	16,466	15,956
Total assets	$1,758,286	$1,754,107

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$161,684	$184,273
Accrued expenses and other current liabilities	33,896	35,329
Income taxes payable	5,614	3,290
Capital lease obligations, current portion	3,153	2,952
Short-term borrowings and current portion of long-term debt	94,000	75,000
Total current liabilities	298,347	300,844
Capital lease obligations, less current portion	2,950	2,013
Long-term debt, less current portion	783,673	788,838
Deferred income taxes	3,797	3,197
Other liabilities	17,109	9,484
Total liabilities	1,105,876	1,104,376
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 99,517,543 and 99,450,902 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	99	99
Additional paid-in capital	438,310	436,522
Accumulated other comprehensive loss	(83,361)	(84,626)
Retained earnings	297,362	297,736
Total stockholders’ equity	652,410	649,731
Total liabilities and stockholders’ equity	$1,758,286	$1,754,107

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Net sales	$363,091	$339,371
Cost of sales	268,667	249,914
Gross profit	94,424	89,457
Selling, general and administrative expenses	69,852	63,201
Income from operations	24,572	26,256
Interest expense, net	(11,838)	(11,073)
Other income, net	260	288
Income before provision for income taxes	12,994	15,471
Provision for income taxes	(13,368)	(2,364)
Net (loss) income	(374)	13,107
Other comprehensive income (loss), net of income taxes	1,265	(11,257)
Comprehensive income	$891	$1,850
Net (loss) income per share:
Basic	$(0.00)	$0.13
Diluted	$(0.00)	$0.13
Weighted average shares outstanding:
Basic	99,096,914	98,319,926
Diluted	99,096,914	98,821,794

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(374)	$13,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,256	6,729
Amortization of deferred debt issuance costs	1,508	3,202
Bad debt and sales return reserve	154	458
Stock-based compensation expense	1,815	2,690
Inventory provision	4,443	2,166
Deferred income taxes	593	491
Other non-cash items	(95)	(1,139)
Subtotal	15,300	27,704
Changes in assets and liabilities:
Accounts receivable	2,020	(2,159)
Income taxes receivable	577	(5,674)
Inventories	(32,960)	(44,335)
Prepaid expenses and other assets	(3,069)	(1,993)
Accounts payable	(22,315)	(8,334)
Accrued expenses and other liabilities	8,226	6,008
Income taxes payable	2,341	697
Net cash used in operating activities	(29,880)	(28,086)

Cash flows from investing activities
Purchase of property and equipment	(1,335)	(1,316)
Net cash used in investing activities	(1,335)	(1,316)

Cash flows from financing activities
Proceeds from short-term borrowings	46,000	25,000
Repayment of short-term borrowings	(27,000)	(5,000)
Repayment of long-term debt	(5,000)	(6,344)
Debt issuance costs	(1,900)	(10,462)
Repayment of capital lease obligations	(547)	(330)
Net proceeds from exercise of stock options	—	2,277
Settlement on restricted stock tax withholding	(26)	—
Net cash provided by financing activities	11,527	5,141
Effect of foreign currency exchange rate on cash and cash equivalents	11	(1,608)
Net decrease in cash and cash equivalents	(19,677)	(25,869)
Cash and cash equivalents, beginning of period	61,625	77,061
Cash and cash equivalents, end of period	$41,948	$51,192

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. & Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Wesco Aircraft Holdings, Inc. and its wholly owned subsidiaries (referred to herein as Wesco or the Company) prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of the financial position, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from these estimates. Our financial statements have been prepared under the assumption that our Company will continue as a going concern.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on November 29, 2017 (the 2017 Form 10-K).

Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation.

Note 2. Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASUs) to the FASB’s Accounting Standards Codification (ASC).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal year 2018, including interim reporting periods within that reporting period.

The amended ASU 2014-09 may have an impact on the timing and amount of revenues and cost of sales in our industry due primarily to changes in whether certain performance obligations are accounted for on a gross or net basis, separating service revenue from the related product revenue, reporting costs currently included in operating expense as costs of services, and capitalizing certain up-front costs related to contracts and amortizing them over the service period. We have completed reviewing our major contracts and are in the process of reviewing the remaining contracts on a sampling basis to determine the extent to which these and other issues may impact our results after adoption. We plan to adopt the amended ASU 2014-09 in fiscal 2019 using the modified retrospective method.

Adopted Accounting Standards

Effective October 1, 2017, we adopted ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The adoption of ASU 2016-07 did not have a material impact on our consolidated financial statements.

Effective October 1, 2017, we adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, and eliminates current GAAP options for measuring market value. ASU 2015-11 defines realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

Note 3. Inventory

Our inventory is comprised solely of finished goods.

Charges to cost of sales related to provisions for excess and obsolete (E&O) inventory and related items were $4.4 million and $2.2 million during the three months ended December 31, 2017 and 2016, respectively. We believe that these amounts appropriately write-down E&O inventory to its net realizable value.

Note 4. Goodwill

As of December 31, 2017, goodwill consists of the following (in thousands):

	Americas	EMEA	APAC	Total
Goodwill as of September 30, 2017, gross	$773,384	$51,190	$16,955	$841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of September 30, 2017, net	204,183	51,190	11,271	266,644

Changes during the period	—	—	—	—

Goodwill as of December 31, 2017, gross	773,384	51,190	16,955	841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of December 31, 2017, net	$204,183	$51,190	$11,271	$266,644

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have one interest rate swap agreement outstanding, which we have designated as a cash flow hedge, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The interest rate swap agreement has an amortizing notional amount, which was $350.0 million on December 31, 2017, and matures on September 30, 2019, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin).

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended December 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the three months ended December 31, 2017, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of December 31, 2017, we expect to reclassify approximately $1.3 million from accumulated other comprehensive loss and the related deferred tax to earnings as an increase to interest expense over the next 12 months when the underlying hedged item impacts earnings.

Non-Designated Derivatives

On October 3 and October 5, 2016, we entered into two foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. Both foreign currency forward contracts expired on December 28, 2016. The derivatives were not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income (loss), net line of our consolidated statement of earnings and comprehensive income. We did not have foreign currency forward contracts as of December 31, 2017 and September 30, 2017.

The following table summarizes the notional principal amounts at December 31, 2017, and September 30, 2017 of our outstanding interest rate swap agreement discussed above (in thousands).

	Derivative Notional
	December 31, 2017	September 30, 2017
Instruments designated as accounting hedges:
Interest rate swap contract	$350,000	$375,000

The following table provides the location and fair value amounts of our financial instrument, which is reported in our consolidated balance sheets as of December 31, 2017 and September 30, 2017 (in thousands).

		Fair Value
	Balance Sheet Locations	December 31, 2017	September 30, 2017
Instrument designated as accounting hedge:

Interest rate swap contract	Accrued expenses and other current liabilities	$1,269	$2,462
Interest rate swap contract	Other liabilities	101	903

The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to interest expense on our consolidated statement of comprehensive income during the three months ended December 31, 2017 and 2016 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended December 31,

Cash Flow Hedge		2017	2016
Interest rate swap contracts	Interest expense, net	$557	$252

The following table provides the effective portion of the amount of gain recognized in other comprehensive income (net of income taxes) for the three months ended December 31, 2017 and 2016 (in thousands).

	Three Months Ended December 31,

Cash Flow Hedge	2017	2016
Interest rate swap contracts	$1,370	$2,182

The following table provides a summary of changes to our AOCI related to our cash flow hedging instrument (net of income taxes) during the three months ended December 31, 2017 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended December 31, 2017
Balance at beginning of period	$(2,133)
Change in fair value of hedging instruments	813
Amounts reclassified to earnings	557
Net current period other comprehensive income	1,370
Balance at end of period	$(763)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated statements of earnings and comprehensive income for the three months ended December 31, 2017 and 2016 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended December 31,
Instruments Not Designated As Hedging Instruments
		2017	2016
Foreign currency forward contracts	Other income (loss), net	$—	$(2,595)

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

	December 31, 2017		September 30, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A facility	$375,000	$372,000	$380,000	$376,960
Term loan B facility	440,562	429,107	440,562	428,667
Total long-term debt	$815,562	$801,107	$820,562	$805,627

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the three months ended December 31, 2017. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of December 31, 2017 and September 30, 2017 (in thousands).

December 31, 2017	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instrument designated as accounting hedge:

Interest rate contract	Accrued expenses and other current liabilities	1,269	—	1,269	—
Interest rate contract	Other liabilities	101	—	101	—

September 30, 2017	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instrument designated as accounting hedge:

Interest rate contract	Accrued expenses and other current liabilities	$2,462	$—	$2,462	$—
Interest rate contract	Other liabilities	903	—	903	—

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

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2017			September 30, 2017
	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount
Term loan A facility	$375,000	$(8,032)	$366,968	$380,000	$(7,562)	$372,438
Term loan B facility	440,562	(3,857)	436,705	440,562	(4,162)	436,400
Revolving facility	74,000	—	74,000	55,000	—	55,000
Less: current portion	(94,000)	—	(94,000)	(75,000)	—	(75,000)
Non-current portion	$795,562	$(11,889)	$783,673	$800,562	$(11,724)	$788,838

Sixth Amendment to Senior Secured Credit Facilities

As previously disclosed in the 2017 Form 10-K, on November 2, 2017, we entered into the Sixth Amendment to Credit Agreement (the Sixth Amendment) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware Corp. and the lenders and agents party thereto (as amended, the Credit Agreement).

The Sixth Amendment modified the Credit Agreement to increase the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) to 75%, provided that the Excess Cash Flow Percentage shall be reduced to (i) 50%, if the Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) is less than 4.00 but greater than or equal to 3.00, (ii) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50 and (iii) 0%, if the Consolidated Total Leverage Ratio is less than 2.50.

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

The Sixth Amendment also modified the Credit Agreement to increase the Consolidated Total Leverage Ratio levels in the financial covenant set forth in the Credit Agreement to a maximum 6.25 for the quarters ending September 30, 2017, December 31, 2017 and March 31, 2018, with step-downs to 6.00 for the quarters ending June 30, 2018 and September 30, 2018; 5.75 for the quarter ending December 31, 2018; 5.50 for the quarter ending March 31, 2019; 5.25 for the quarter ending June 30, 2019; 4.75 for the quarters ending September 30, 2019, December 31, 2019 and March 31, 2020; 4.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021; and 3.00 for the quarter ending June 30, 2021 and thereafter.

As a result of the Sixth Amendment, we incurred $1.9 million in fees that were capitalized and will be amortized over the remaining life of the related debt, $1.3 million of which was related to the term loan A facility and $0.6 million of which was related to the revolving facility. Pursuant to GAAP, the Sixth Amendment is accounted for as a debt modification. As a result, the unamortized deferred debt issuance costs related to the term loan A and the revolving facility prior to the Sixth Amendment were added to the $1.9 million of deferred debt issuance costs related to the Sixth Amendment and will be amortized over the remaining life of the term loan A and the revolving facility. The following table summarizes the total deferred debt issuance costs for the term loan A facility, the term loan B facility and the revolving facility, which will be amortized over their remaining terms.

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred debt issuance costs as of September 30, 2017	$7,562	$4,162	$3,676	$15,400
Deferred debt issuance costs for the Sixth Amendment	1,295	—	613	1,908
Amortization of deferred debt issuance costs	(825)	(305)	(386)	(1,516)
Deferred debt issuance costs as of December 31, 2017	$8,032	$3,857	$3,903	$15,792

Senior Secured Credit Facilities

The Credit Agreement provides for (1) a $400.0 million senior secured term loan A facility (the term loan A facility), (2) a $180.0 million revolving facility (the revolving facility) and (3) a $525.0 million senior secured term loan B facility (the term loan B facility). We refer to term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.”

As of December 31, 2017, our outstanding indebtedness under our Credit Facilities was $889.6 million, which consisted of (1) $375.0 million of indebtedness under the term loan A facility, (2) $74.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of December 31, 2017, $106.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

During the three months ended December 31, 2017, we borrowed $46.0 million under the revolving facility, and made our required quarterly payment of $5.0 million on our term loan A facility and voluntary prepayments totaling $27.0 million on our borrowings under the revolving facility.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of December 31, 2017, the interest rate for borrowings under the term loan A facility was 4.35%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of December 31, 2017, the interest rate for borrowings under the term loan B facility was 3.84%, which approximated the effective interest rate. We have an interest rate swap agreement relating to this indebtedness, which is described in greater detail in Note 5 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of December 31, 2017, the weighted-average interest rate for borrowings under the revolving facility was 4.45%.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Agreement contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As disclosed above in the description of the Sixth Amendment, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 6.25 for the quarter ending December 31, 2017. After the Sixth Amendment and as of December 31, 2017, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.91. After the Sixth Amendment, based on our current covenants and forecasts, we expect to be in compliance for the one year period after February 8, 2018.

UK Line of Credit

Our subsidiary, Wesco Aircraft EMEA, Ltd., has a £5.0 million ($6.8 million based on the December 31, 2017 exchange rate) line of credit that automatically renews annually on October 1 (the UK line of credit). The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of December 31, 2017, the full £5.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 7. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended December 31,
	2017	2016
Net (loss) income	$(374)	$13,107
Foreign currency translation loss	(105)	(13,439)
Unrealized gain on cash flow hedging instruments	1,370	2,182
Total comprehensive income	$891	$1,850

Note 8. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share includes the dilutive effect of both outstanding stock options and restricted stock, if any, calculated using the treasury stock method. Assumed proceeds from in-the-money awards are calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net (loss) income per share for the three months ended December 31, 2017 and 2016 (dollars in thousands except share data):

	Three Months Ended December 31,
	2017	2016
Net (loss) income	$(374)	$13,107
Basic weighted average shares outstanding	99,096,914	98,319,926
Dilutive effect of stock options and restricted stock	—	501,868
Dilutive weighted average shares outstanding	99,096,914	98,821,794
Basic net (loss) income per share	$(0.00)	$0.13
Diluted net (loss) income per share	$(0.00)	$0.13

For the three months ended December 31, 2017 and 2016, respectively, 4,160,656 and 1,972,928 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect.

Note 9. Segment Reporting

We are organized based on geographical location. We conduct our business through three reportable segments: the Americas, EMEA and APAC.

We evaluate segment performance based primarily on segment income from operations. Each segment reports its results of operations and makes requests for capital expenditures and working capital needs to our chief operating decision-maker (CODM). Our Chief Executive Officer serves as our CODM.

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended December 31, 2017
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$289,515	$64,238	$9,338	$—	$363,091
Income (loss) from operations	25,197	5,152	1,498	(7,275)	24,572
Interest expense, net	(10,648)	(1,164)	(26)	—	(11,838)
Capital expenditures	958	325	52	—	1,335
Depreciation and amortization	6,376	806	74	—	7,256

	Three Months Ended December 31, 2016
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$267,938	$63,905	$7,528	$—	$339,371
Income (loss) from operations	22,027	8,719	436	(4,926)	26,256
Interest expense, net	(10,117)	(930)	(26)	—	(11,073)
Capital expenditures	1,037	268	11	—	1,316
Depreciation and amortization	5,934	778	17	—	6,729

	As of December 31, 2017
	Americas	EMEA	APAC	Consolidated
Total assets	$1,441,365	$270,023	$46,898	$1,758,286
Goodwill	204,183	51,190	11,271	266,644

	As of September 30, 2017
	Americas	EMEA	APAC	Consolidated
Total assets	$1,436,840	$275,445	$41,822	$1,754,107
Goodwill	204,183	51,190	11,271	266,644

Note 10.  Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2017	2016
Provision for income taxes	$(13,368)	$(2,364)
Effective tax rate	102.9%	15.3%

For the three months ended December 31, 2017, our effective tax rate increased 87.6 percentage points compared to the same period in the prior year. The effective tax rates for both the three months ended December 31, 2017 and 2016 were impacted significantly by discrete adjustments recognized during the period. Without consideration of discrete adjustments, our effective tax rate for the three months ended December 31, 2017 and 2016 would have been 28.6% and 32.4%, respectively. The change in our effective tax rate without discrete adjustments was primarily caused by a decrease of the U.S. federal statutory tax rate from 35% to 21%, as further described below, which was offset partially by a negative impact associated with foreign taxes.

For the three months ended December 31, 2016, the 17.1 percentage point favorable impact of discrete adjustments was primarily related to the early adoption of ASU 2016-09 and the release of a valuation allowance on a net operating loss of a foreign subsidiary. For the three months ended December 31, 2017, the 74.3 percentage point negative impact of discrete adjustments was primarily related to the enactment of the Tax Cuts and Jobs Act (the Tax Act) on December 22, 2017.

As a fiscal-year taxpayer, certain provisions of the Tax Act will impact the Company for our fiscal year ending September 30, 2018, while other provisions will be effective as of our fiscal year beginning on October 1, 2018. In addition, our first fiscal quarter of the current year, which ended on December 31, 2017, will be taxed at a blended federal tax rate of 24.5%, which is equal to our federal tax rate for our fiscal year ending September 30, 2018. The principal impacts of the Tax Act for our fiscal year ending September 30, 2018 are the reduction of the corporate income tax rate and the imposition of a one-time repatriation tax on accumulated earnings of our foreign subsidiaries (the Transition Tax). Other key provisions of the Tax Act which could impact the Company for our fiscal year beginning on October 1, 2018 include a reduction or limitation on the deduction of business interest, certain executive compensation and entertainment expenses, while also allowing businesses to immediately write off the full cost of certain new equipment. The Tax Act also transitions to a territorial tax system that generally allows for the repatriation of foreign earnings without additional U.S. corporate income tax while maintaining and expanding existing rules regarding the taxation of foreign earnings prior to their repatriation to the U.S.

Recognizing the complexity of the Tax Act, the staff of the US Securities and Exchange Commission has issued guidance in Staff Accounting Bulletin 118 (SAB 118) which clarifies the accounting for income taxes under ASC 740 if information is not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provides for a measurement period of up to a one year during which the required analyses and accounting must be completed. During the measurement period, (1) income tax effects of the Tax Act must be reported if the accounting has been completed, (2) provisional amounts must be reported for income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined and (3) provisional amounts are not required to be reported for income tax effects of the Tax Act for which a reasonable estimate cannot be determined.

For the three months ended December 31, 2017, the Company recorded as a result of the Tax Act (1) a provisional $37.7 million of charge to tax expense related to the remeasurement of deferred tax assets and liabilities which resulted in a 290.4% increase in our effective tax rate, (2) a provisional $37.7 million tax benefit related to the partial reversal of its deferred tax liability for unremitted foreign earnings which resulted in a 290.3% decrease in our effective tax rate and (3) a provisional $9.1 million charge to the tax expense related to the Transition Tax which resulted in a 69.7% increase in our effective tax rate. The determination of the impact of the income tax effects of the items reflected as provisional amounts may change, possibly materially, following review of historical records, refinement of calculations, modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. The Company will report revised provisional amounts in accordance with SAB 118 when additional information and guidance has become available.

Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35% to 21%. The federal tax rate applicable to the Company for our fiscal year ending September 30, 2018 will be a blended rate of 24.5%, reflecting a rate of 35% for the three months ended December 31, 2017 and a rate of 21% for the remainder of the fiscal year. The 24.5% blended tax rate is applied to each quarter during our fiscal year ending September 30, 2018. The federal tax rate applicable to the Company for our fiscal year beginning October 1, 2018 will be 21%. ASC 740 requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For the three months ended December 31, 2017, the Company has remeasured deferred tax assets and liabilities based on the Company’s estimate as to when temporary differences are expected to be realized and the applicable federal tax rates at the time of realization. For the three months ended December 31, 2017, the Company recorded a provisional charge of $37.7 million to income tax expense as a result of the remeasurement of deferred tax assets and liabilities.

The Transition Tax imposes a one-time Federal repatriation tax on accumulated earnings and profits, determined at prescribed measurement dates, of the Company’s foreign subsidiaries. The tax rate is 15.5% on the foreign subsidiaries’ cash and cash equivalents, at prescribed measurement dates, and 8% on the foreign subsidiaries’ earnings and profits other than cash and cash equivalents. For the three months ended December 31, 2017, the Company recorded a provisional Transition Tax net of foreign tax credits of $9.1 million to income tax expense. The Transition Tax was recorded as a non-current liability since the Company intends to elect to pay the Transition Tax over an 8-year period, with the first payment required to be made during the three months ending March 31, 2019.

As previously disclosed, during the three months ended September 30, 2017, we reassessed the potential need to repatriate foreign earnings and determined it was likely that we would, in the future, repatriate approximately $126.5 million of previously earned and undistributed earnings. Accordingly, we provided for a $38.7 million deferred tax liability for U.S. Federal and state taxes that will become due upon such repatriation. Since the Transition Tax imposes a one-time Federal tax on the Company’s undistributed foreign earnings, no further taxes would be imposed upon the future repatriation of such earnings. Accordingly, for the three months ended December 31, 2017, the Company recorded a provisional $37.7 million partial reversal of its deferred tax liability as a tax provision benefit. The remaining $1.0 million deferred tax liability represents the Company’s estimated state tax liability which will be payable to states which, in the Company’s current estimate, are not expected to adopt the Transition Tax of the Tax Act and which will impose tax on foreign earnings at the time when such earnings are repatriated.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on November 29, 2017 (the 2017 Form 10-K) and “—Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Unless otherwise noted in this Quarterly Report on Form 10-Q, the term “Wesco Aircraft” means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms “Wesco,” “the Company,” “we,” “us,” “our” and “our company” mean Wesco Aircraft and its subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2018” or “fiscal 2018” means the period from October 1, 2017 to September 30, 2018.

Executive Overview

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

Founded in 1953 by the father of our current Chairman of the Board of Directors, we have grown to serve over 7,000 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers (OEMs) and their subcontractors, through which we support nearly all major Western aircraft programs, and also sell products to airline-affiliated and independent maintenance, repair and overhaul providers. We also service customers in the automotive, energy, health care, industrial, pharmaceutical and space sectors.

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

Other Factors Affecting Our Financial Results

Fluctuations in Revenue

There are many factors, such as changes in customer aircraft build rates, customer plant shut downs, variation in customer working days, changes in selling prices, the amount of new customers’ consigned inventory and increases or decreases in customer inventory levels, that can cause fluctuations in our financial results from quarter to quarter. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. Ad hoc business tends to vary based on the amount of disruption in the market due to changes in aircraft build rates, new aircraft introduction, customer or site consolidations and other factors. Fluctuations in our ad hoc business tend to be partially offset by our Contract business as most of our ad hoc revenue comes from our Contract customers.

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

Inventory fluctuations may also be attributable to general industry trends. Factors that may contribute to fluctuations in inventory levels in the future could include (1) strategic purchases (a) to take advantage of favorable pricing, (b) made in anticipation of the expected industry growth cycle, (c) to support new customer Contracts or (d) to acquire high-volume products that are typically difficult to obtain in sufficient quantities; (2) changes in supplier lead times and the timing of inventory deliveries; (3) purchases made in anticipation of future growth (particularly growth in our aftermarket business); and (4) purchases made in connection with the expansion of existing Contracts. While effective inventory management is an ongoing challenge, we continue to take steps to enhance the sophistication of our procurement practices to mitigate the negative impact of inventory buildups on our cash flow.

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

Segment Presentation

We conduct our business through three reportable segments: the Americas, EMEA, and APAC. We evaluate segment performance based primarily on segment income or loss from operations. Each segment reports its results of operations and makes requests for capital expenditures and working capital needs to our chief operating decision maker (CODM). Our Chief Executive Officer serves as our CODM.

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

We serve our customers under Contracts, which include JIT contracts and LTAs, and with ad hoc sales. Under JIT contracts, customers typically commit to purchase specified products from us at a fixed price, on an as-needed basis, and we are responsible for maintaining stock availability of those products. LTAs are typically negotiated price lists for customers or individual customer sites that cover a range of pre-determined products, purchased on an as-needed basis. Ad hoc purchases are made by customers on an as-needed basis and are generally supplied out of our existing inventory. Contract customers often purchase products that are not captured under their Contract on an ad hoc basis.

Income from Operations

Income from operations is the result of subtracting the cost of sales and selling, general and administrative (SG&A) expenses from net sales, and is used primarily to evaluate our performance and profitability.

The principal component of our cost of sales is product cost, which was 94.6% and 93.5% of our total cost of sales for the three months ended December 31, 2017 and 2016, respectively. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the provision, if any, for excess and obsolete (E&O) inventory. The inventory provision is calculated to write-down the value of excess and obsolete inventory to its net realizable value. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O inventory policy, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventories” in the 2017 Form 10-K. Charges to cost of sales for the E&O provision and related items of $4.4 million and $2.2 million were recorded during the three months ended December 31, 2017 and 2016, respectively.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities”) and our line-of-credit and deferred debt issuance costs, net of interest income.

Other Income (Expense), Net.  Other income (expense), net is primarily comprised of foreign exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. For a description of our critical accounting policies and estimates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2017 Form 10-K.

Results of Operations

	Three Months Ended December 31,
Consolidated Result of Operations	2017	2016
	(dollars in thousands)
Net sales	$363,091	$339,371

Gross profit	$94,424	$89,457
Selling, general & administrative expenses	69,852	63,201
Income from operations	24,572	26,256
Interest expense, net	(11,838)	(11,073)
Other income, net	260	288
Income before income taxes	12,994	15,471
Income tax provision	(13,368)	(2,364)
Net (loss) income	$(374)	$13,107

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%

Gross profit	26.0%	26.4%
Selling, general & administrative expenses	19.2%	18.7%
Income from operations	6.8%	7.7%
Interest expense, net	(3.3)%	(3.3)%
Other income, net	0.1%	0.2%
Income before income taxes	3.6%	4.6%
Income tax provision	(3.7)%	(0.7)%
Net (loss) income	(0.1)%	3.9%

Three Months Ended December 31, 2017 compared with Three Months Ended December 31, 2016

Net Sales

Consolidated net sales increased $23.7 million, or 7.0%, to $363.1 million for the three months ended December 31, 2017, compared to $339.4 million for the same period in the prior year. The $23.7 million increase was primarily due to an increase in Contract sales for both chemicals and hardware products, which together added $21.7 million of net sales and reflect both new business and a net increase for existing Contracts, partially offset by declines from Contract expirations. Ad hoc sales were also higher, increasing $2.0 million when compared with the same period in the prior year, reflecting growth at several key customers. Ad hoc and Contract sales as a percentage of net sales represented 23% and 77%, respectively, for the three months ended December 31, 2017 as compared to 24% and 76%, respectively, for the same period in the prior year.

Income from Operations

Consolidated income from operations decreased $1.7 million, or 6.4%, to $24.6 million for the three months ended December 31, 2017, compared to $26.3 million for the same period in the prior year. The $1.7 million decrease in income from operations was comprised of an increase in SG&A expenses of $6.7 million, partially offset by an increase in gross profit of $5.0 million. Income from operations as a percentage of net sales was 6.8% for the three months ended December 31, 2017, compared with 7.7% for the same period in the prior year, a decrease of 0.9 percentage points.

The increase in gross profit was primarily driven by higher sales levels that was partially offset by a change in sales mix. Average gross margins declined 0.4 percentage points, primarily due to sales mix changes, including a higher overall proportion of chemical product sales and some shifts within the chemical contract portfolio.

The $6.7 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $5.5 million, professional fees of $2.2 million, rent of $0.5 million and depreciation expense of $0.5 million. The increase in payroll and other personnel related costs was due in part to increased staffing in the second half of fiscal 2017 to implement new Contracts and to improve overall service to customers. Higher professional fees primarily reflect costs for outside consultants assisting the business in various areas. These increases were partially offset by lower stock-based compensation expense of $0.9 million, with smaller declines in other costs. Higher SG&A costs are reflected in a 0.5 percentage point increase in SG&A measured as a percent of net sales.

Changes in unallocated corporate costs are included above, which were $2.3 million higher than the three months ended December 31, 2016, primarily driven by increases in payroll and other personnel related costs of $0.8 million, professional fees of $1.3 million and stock-based compensation expense of $0.2 million.

Interest Expense, Net

Interest expense, net was $11.8 million for the three months ended December 31, 2017, compared to $11.1 million for the same period in the prior year. The increase was primarily due to an increase in short-term borrowings and higher interest rates, partially offset by a lower amortization of deferred debt issuance costs when compared with the same period in the prior year which included a $2.3 million write off of deferred debt issuance costs.

Other Income, Net

Other income, net was $0.3 million for both the three months ended December 31, 2017 and 2016.

Provision for Income Taxes

The income taxes provision for the three months ended December 31, 2017 was $13.4 million, compared to $2.4 million for the same period in the prior year. Our effective tax rate was 102.9% and 15.3% for the three months ended December 31, 2017 and 2016, respectively. Without consideration of discrete adjustments, our effective tax rate for the three months ended December 31, 2017 and 2016 would have been 28.6% and 32.4%, respectively. The change in our effective tax rate without discrete adjustments was primarily caused by a decrease of the U.S. federal statutory tax rate from 35% to 21%, as described in Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, which was offset partially by a negative impact associated with foreign taxes.

For the three months ended December 31, 2016, the 17.1 percentage point difference between the 32.4% effective tax rate, without consideration of discrete adjustments, and the 15.3% effective tax rate was primarily related to the early adoption of ASU 2016-09 and the release of a valuation allowance on a net operating loss of a foreign subsidiary. For the three months ended December 31, 2017, the 74.3 percentage point difference between our 28.6% effective tax rate, without discrete adjustments, and our 102.9% effective tax rate was primarily related to the enactment of the Tax Cuts and Jobs Act (the Tax Act), as discussed in Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net (Loss) Income

Net loss for the three months ended December 31, 2017 was $0.4 million, compared to a net income of $13.1 million for the same period in the prior year. This decrease in net income was primarily driven by a decrease in income from operations of $1.7 million, an increase in interest expense of $0.7 million and an increase in provision for income taxes of $11.0 million, as discussed above.

Americas Segment

	Three Months Ended December 31,
Americas Result of Operations	2017	2016
	(dollars in thousands)
Net sales	$289,515	$267,938

Gross profit	74,980	$69,098
Selling, general & administrative expenses	49,783	47,071
Income from operations	$25,197	$22,027

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%

Gross profit	25.9%	25.8%
Selling, general & administrative expenses	17.2%	17.6%
Income from operations	8.7%	8.2%

Three Months Ended December 31, 2017 compared with Three Months Ended December 31, 2016

Net Sales

Net sales for our Americas segment increased $21.6 million, or 8.1%, to $289.5 million for the three months ended December 31, 2017, compared to $267.9 million for the same period in the prior year. The $21.6 million increase in net sales for the three months ended December 31, 2017 was due primarily to an increase in Contract sales in both chemical and hardware products.

Income from Operations

Income from operations increased $3.2 million, or 14.4%, to $25.2 million for the three months ended December 31, 2017, compared to $22.0 million for the same period in the prior year. The $3.2 million increase in income from operations was comprised of an increase in gross profit of $5.9 million partially offset by an increase in SG&A expenses of $2.7 million. Income from operations as a percentage of net sales was 8.7% for the three months ended December 31, 2017, compared to 8.2% for the same period in the prior year, an increase of 0.5 percentage points.

The $5.9 million increase in gross profit was primarily driven by higher sales levels and due to higher margins from Contract sales for hardware products as well as for ad hoc sales when compared with the same period in the prior year. Average gross margins increased 0.1 percentage point.

The $2.7 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $3.5 million, professional fees of $0.8 million, rent of $0.4 million and depreciation expense of $0.4 million. The increase in payroll and other personnel related costs was due in part to increased staffing required to implement new Contracts and improve overall service to customers. These increases were partially offset by declines primarily in stock-based compensation expense of $1.1 million and IT related costs of $0.7 million. SG&A as a percent of net sales decreased 0.4 percentage points.

EMEA Segment

	Three Months Ended December 31,
EMEA Result of Operations	2017	2016
	(dollars in thousands)
Net sales	$64,238	$63,905

Gross profit	16,643	18,738
Selling, general & administrative expenses	11,491	10,019
Income from operations	$5,152	$8,719

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%

Gross profit	25.9%	29.3%
Selling, general & administrative expenses	17.9%	15.7%
Income from operations	8.0%	13.6%

Three Months Ended December 31, 2017 compared with Three Months Ended December 31, 2016

Net Sales

Net sales for our EMEA segment increased $0.3 million, or 0.5%, to $64.2 million for the three months ended December 31, 2017, compared to $63.9 million for the same period in the prior year. The increase in net sales for the three months ended December 31, 2017 reflects an increase in Contracts sales for chemical products, which was largely offset by a decline in Contract hardware sales. Ad hoc sales improved $0.2 million.

Income from Operations

Income from operations declined $3.6 million, or 40.9%, to $5.2 million for the three months ended December 31, 2017, compared to $8.7 million for the same period in the prior year. The $3.6 million decline in income from operations was comprised of a decline in gross profit of $2.1 million and an increase in SG&A expenses of $1.5 million. Income from operations as a percentage of net sales was 8.0% for the three months ended December 31, 2017, compared to 13.6% for the same period in the prior year, a decrease of 5.6 percentage points.

The $2.1 million decrease in gross profit was primarily driven by a decline in gross margins which were 3.4 percentage points lower. The 3.4 percentage point decline in gross margins was due primarily to higher inventory adjustments, the decline in higher margin hardware Contract sales and lower chemical margins when compared with the same period of the prior year.

The $1.5 million increase in SG&A expenses primarily reflected increases in payroll and other personnel related costs of $1.1 million, with rent, professional fees and depreciation expense comprising most of the remaining increase. The increase in exchange rate of the British Pounds to U.S. dollars contributed to approximately $0.6 million increase in SG&A expenses when compared with the same period of the prior year. SG&A as a percent of net sales increased 2.2 percentage points.

APAC Segment

	Three Months Ended December 31,
APAC Result of Operations	2017	2016
	(dollars in thousands)
Net sales	$9,338	$7,528

Gross profit	2,801	1,621
Selling, general & administrative expenses	1,303	1,185
Income from operations	$1,498	$436

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%

Gross profit	30.0%	21.5%
Selling, general & administrative expenses	14.0%	15.7%
Income from operations	16.0%	5.8%

Three Months Ended December 31, 2017 compared with Three Months Ended December 31, 2016

Net Sales

Net sales for our APAC segment increased $1.8 million, or 24.0%, to $9.3 million for the three months ended December 31, 2017, compared to $7.5 million for the same period in the prior year. The $1.8 million increase in net sales for the three months ended December 31, 2017 primarily reflects an increase in ad hoc sales.

Income from Operations

Income from operations increased $1.1 million, or 243.6%, to $1.5 million for the three months ended December 31, 2017, compared to $0.4 million for the same period in the prior year. The $1.1 million increase in income from operations was due to an increase in gross profit of $1.2 million slightly offset by a small increase in SG&A expenses of $0.1 million. Income from operations as a percentage of net sales was 16.0% for the three months ended December 31, 2017, compared to 5.8% for the same period in the prior year, an increase of 10.2 percentage points.

The $1.2 million increase in gross profit was primarily driven by higher ad hoc sales and gross margin. Average gross margins increased 8.5 percentage points due primarily to higher margins for ad hoc sales and lower write downs of E&O inventory, offset by lower chemical margins when compared with the same period of the prior year.

The $0.1 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs. SG&A as a percent of net sales decreased 1.7 percentage points.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $41.9 million and $61.6 million as of December 31, 2017 and September 30, 2017, respectively, of which $35.2 million, or 84.0%, and $48.7 million, or 79.0%, was held by our foreign subsidiaries as of December 31, 2017 and September 30, 2017, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of December 31, 2017 or September 30, 2017. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.

As previously disclosed, during the three months ended September 30, 2017, we reassessed the potential need to repatriate foreign earnings based on our current long-range outlook, the current imbalance between cash generated and used in the U.S., and the increase in the percentage of excess cash that must be used to repay debt under the Sixth Amendment to the Credit Agreement. We determined it was likely that we would, in the future, repatriate approximately $126.5 million of previously earned and undistributed earnings. Accordingly, we provided for a $38.7 million deferred tax liability for U.S. taxes that would become due upon such repatriation net of foreign tax credits estimated to be available in the years when we expected to repatriate the previously undistributed earnings. With the enactment of the Tax Act, we reduced the deferred tax liability by $37.7 million to $1.0 million during the three months ended December 31, 2017 (see Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q).

Our primary uses of cash currently are for:

•	operating expenses;
•	working capital requirements to fund the growth of our business;
•	capital expenditures that primarily relate to IT equipment and our warehouse operations; and
•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities”).

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to borrow under our revolving facility to meet cash demands. Provided we are in compliance with applicable covenants, we can borrow up to $180.0 million on our revolving credit facility of which $106.0 million was available as of December 31, 2017. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see “—Credit Facilities” below. As of December 31, 2017, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents decreased by $19.7 million during the three months ended December 31, 2017. The decrease was primarily due to cash used in operating activities, offset by cash provided by financing activities.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended December 31,
Consolidated statements of cash flows data:	2017	2016
Net (loss) income	$(374)	$13,107
Adjustments to reconcile net income to net cash used in operating activities	15,674	14,597
Subtotal	15,300	27,704
Changes in assets and liabilities	(45,180)	(55,790)
Net cash used in operating activities	$(29,880)	$(28,086)

Net cash used in investing activities	(1,335)	(1,316)

Net cash provided by financing activities	11,527	5,141

Operating Activities

Our cash flows from operations fluctuates based on the level of profitability during the period as well as the timing of investments in inventory, collections of cash from our customers, payments of cash to our suppliers, and other changes in working capital accounts such as changes in our prepaid expenses and accrued liabilities or the timing of our tax payments.

Our operating activities used $29.9 million of cash in the three months ended December 31, 2017, an increase of $1.8 million as compared to the same period in the prior year. The $1.8 million increase in net cash used in operating activities reflects a $12.4 million decline in cash provided from net (loss) income excluding non-cash items, offset partially by a series of year-over-year differences in balance sheet changes totaling $10.6 million, which includes a smaller inventory increase of $11.4 million, a $4.2 million favorable difference in the change of accounts receivable balance and a $9.0 million favorable difference in the balance change for remaining working assets and liabilities, which primarily mirrors the recording of a $9.1 million non-cash provisional transition tax for our foreign earnings as part of our income tax provision for the three months ended December 31, 2017. These favorable changes in our working assets and liabilities were offset by a $14.0 million greater reduction in accounts payable during the three months ended December 31, 2017 as compared with the same period in the prior year. See Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the transition tax provision for our foreign earnings under the Tax Act.

Investing Activities

Our investing activities used $1.3 million of cash during both the three months ended December 31, 2017 and 2016. Investing activities consist primarily of software development and implementation projects and the purchase of property and equipment.

Financing Activities

Our financing activities generated $11.5 million of cash during the three months ended December 31, 2017, which consisted primarily of $46.0 million of short-term borrowings, partially offset by $27.0 million and $5.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, $0.5 million for repayments of our capital lease obligations and a $1.9 million payment for debt issuance costs (see Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q).

Our financing activities generated $5.1 million of cash during the three months ended December 31, 2016, which consisted primarily of $25.0 million of short-term borrowings and $2.3 million of proceeds received in connection with the exercise of stock options, partially offset by $11.4 million for repayments of our long-term debt, $0.3 million for repayments of our capital lease obligations and a $10.5 million payment for debt issuance costs.

Credit Facilities

As previously disclosed in the 2017 Form 10-K, on November 2, 2017, we entered into the Sixth Amendment to Credit Agreement (the Sixth Amendment) to our credit agreement, dated as of December 7, 2012, by and among the Company, Wesco Aircraft Hardware Corp. and the lenders and agents party thereto (as amended, the Credit Agreement). See Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a summary of the Sixth Amendment.

The Credit Agreement provides for (1) a $400.0 million senior secured term loan A facility (the term loan A facility), (2) a $180.0 million revolving facility (the revolving facility) and (3) a $525.0 million senior secured term loan B facility (the term loan B facility). We refer to the term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.” See Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the Credit Facilities and the Credit Agreement.

As of December 31, 2017, our outstanding indebtedness under our Credit Facilities was $889.6 million, which consisted of (1) $375.0 million of indebtedness under the term loan A facility, (2) $74.0 million of indebtedness under the revolving facility and (3) $440.6 million of indebtedness under the term loan B facility. As of December 31, 2017, $106.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

As disclosed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 6.25 for the quarter ended December 31, 2017 pursuant to the Credit Agreement (as amended by the Sixth Amendment). In addition, the Sixth Amendment modified the Credit Agreement to increase the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) to 75%, provided that the Excess Cash Flow Percentage shall be reduced to (i) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (ii) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50 and (iii) 0%, if the Consolidated Total Leverage Ratio is less than 2.50.

The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of December 31, 2017, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.91.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning Wesco and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements.

 Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively compete in our industry; our ability to effectively manage our inventory; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain effective information technology systems; our ability to retain key personnel; risks associated with our international operations, including exposure to foreign currency movements; risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill, excess and obsolete inventory and valuation allowance of our deferred tax assets) and legal proceedings; changes in U.S. tax law; our dependence on third-party package delivery companies; fuel price risks; fluctuations in our financial results from period-to-period; environmental risks; risks related to the handling, transportation and storage of chemical products; risks related to the aerospace industry and the regulation thereof; risks related to our indebtedness; and other risks and uncertainties.

 The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part I, Item 1A. “Risk Factors” in the 2017 Form 10-K and the other documents we file from time to time with the SEC, including this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our exposure to market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the 2017 Form 10-K. There have been no material changes to our market risks since September 30, 2017, except as already disclosed in the 2017 Form 10-K under the sub-heading “Interest Rate Risk” regarding the Sixth Amendment.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS

The risk factor presented below amends and restates the corresponding risk factor previously disclosed in Part I, Item 1A. “Risk Factors” of the 2017 Form 10-K:

Changes in U.S. tax law have affected and may continue to affect our business, financial condition and results of operations.

On December 22, 2017, the Tax Act was signed into law. As a fiscal year taxpayer, certain provisions of the Tax Act will impact the Company for our fiscal year ending September 30, 2018, while other provisions of the Tax Act will impact the Company for our fiscal year beginning October 1, 2018 and beyond. Although we are still evaluating the full impact of the Tax Act on our liability for U.S. corporate tax and the related impact on our business, financial condition and results of operations, based on our current estimates, we believe these changes will be material (see Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q). For example, we believe that the following changes included in the Tax Act, among others, will or could have a material impact on our liability for U.S. corporate tax: (i) a remeasurement of our deferred tax assets and liabilities resulting from the reduced U.S. corporate tax rate, (ii) the imposition of a one-time repatriation tax on accumulated earnings of our foreign subsidiaries, (iii) the transition to a territorial tax system that generally allows for the repatriation of foreign earnings without additional U.S. corporate income tax while maintaining and expanding existing rules regarding the taxation of foreign earnings prior to their repatriation to the U.S. and (iv) the limitations on the deductibility of interest expense, entertainment expense and certain executive compensation. However, our estimates regarding the impact of the Tax Act may change, possibly materially, following management’s review of historical records, refinement of calculations, modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

There have been no other material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of the 2017 Form 10-K.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2017, we repurchased 2,689 shares of common stock in connection with shares surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan. We expended approximately $26,000 to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2017 - October 31, 2017	2,689	$9.70	—	$—
November 1, 2017 - November 30, 2017	—	—	—	—
December 1, 2017 - December 31, 2017	—	—	—	—
Total	2,689	$9.70	—	$—

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS

(a)              Exhibits

Exhibit Number	Description

10.1
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

Date: February 8, 2018	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Todd S. Renehan
Name: Todd S. Renehan
Title: Chief Executive Officer

Date: February 8, 2018	By:	/s/ Kerry A. Shiba
Name: Kerry A. Shiba
Title: Executive Vice President and Chief Financial Officer