Form 10-Q
period 2018-03-31
Wesco Aircraft Holdings, Inc
filed 2018-05-04
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of April 26, 2018 was 99,490,648.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2018	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$35,923	$61,625
Accounts receivable, net of allowance for doubtful accounts of $3,494 and $3,109 at March 31, 2018 and September 30, 2017, respectively	287,099	256,301
Inventories	889,335	827,870
Prepaid expenses and other current assets	16,014	13,733
Income taxes receivable	2,572	3,617
Total current assets	1,230,943	1,163,146
Property and equipment, net	47,956	50,355
Deferred debt issuance costs, net	3,535	3,676
Goodwill	266,644	266,644
Intangible assets, net	170,865	178,292
Deferred tax assets	74,822	76,038
Other assets	17,547	15,956
Total assets	$1,812,312	$1,754,107

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$194,112	$184,273
Accrued expenses and other current liabilities	30,304	35,329
Income taxes payable	8,498	3,290
Capital lease obligations, current portion	2,487	2,952
Short-term borrowings and current portion of long-term debt	101,000	75,000
Total current liabilities	336,401	300,844
Capital lease obligations, less current portion	2,825	2,013
Long-term debt, less current portion	779,708	788,838
Deferred income taxes	3,761	3,197
Other liabilities	17,525	9,484
Total liabilities	1,140,220	1,104,376
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 99,490,648 and 99,450,902 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	99	99
Additional paid-in capital	440,143	436,522
Accumulated other comprehensive loss	(80,511)	(84,626)
Retained earnings	312,361	297,736
Total stockholders’ equity	672,092	649,731
Total liabilities and stockholders’ equity	$1,812,312	$1,754,107

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net sales	$390,183	$364,599	$753,274	$703,970
Cost of sales	284,448	269,844	553,115	519,758
Gross profit	105,735	94,755	200,159	184,212
Selling, general and administrative expenses	72,539	62,557	142,391	125,758
Income from operations	33,196	32,198	57,768	58,454
Interest expense, net	(11,965)	(8,842)	(23,803)	(19,915)
Other (expense) income, net	(108)	(255)	152	33
Income before provision for income taxes	21,123	23,101	34,117	38,572
Provision for income taxes	(6,123)	(5,659)	(19,491)	(8,023)
Net income	15,000	17,442	14,626	30,549
Other comprehensive income (loss), net of income taxes	2,850	5,575	4,115	(5,682)
Comprehensive income	$17,850	$23,017	$18,741	$24,867
Net income per share:
Basic	$0.15	$0.18	$0.15	$0.31
Diluted	$0.15	$0.18	$0.15	$0.31
Weighted average shares outstanding:
Basic	99,136,015	98,709,557	99,116,250	98,512,601
Diluted	99,519,925	99,017,986	99,441,385	98,900,437

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$14,626	$30,549
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,541	13,472
Amortization of deferred debt issuance costs	2,911	4,123
Bad debt and sales return reserve	519	(357)
Stock-based compensation expense	3,688	5,287
Inventory provision	4,820	5,345
Deferred income taxes	581	562
Other non-cash items	367	11
Subtotal	42,053	58,992
Changes in assets and liabilities:
Accounts receivable	(30,962)	(19,601)
Income taxes receivable	1,091	(6,160)
Inventories	(66,582)	(68,068)
Prepaid expenses and other assets	(2,500)	(2,653)
Accounts payable	9,682	(780)
Accrued expenses and other liabilities	6,034	721
Income taxes payable	5,275	3,786
Net cash used in operating activities	(35,909)	(33,763)

Cash flows from investing activities
Purchase of property and equipment	(2,909)	(4,209)
Net cash used in investing activities	(2,909)	(4,209)

Cash flows from financing activities
Proceeds from short-term borrowings	60,000	50,000
Repayment of short-term borrowings	(34,000)	(12,000)
Repayment of long-term debt	(10,000)	(11,344)
Debt issuance costs	(1,900)	(12,739)
Repayment of capital lease obligations	(1,346)	(676)
Net proceeds from exercise of stock options	34	2,965
Settlement on restricted stock tax withholding	(100)	—
Net cash provided by financing activities	12,688	16,206
Effect of foreign currency exchange rate on cash and cash equivalents	428	(1,325)
Net decrease in cash and cash equivalents	(25,702)	(23,091)
Cash and cash equivalents, beginning of period	61,625	77,061
Cash and cash equivalents, end of period	$35,923	$53,970

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

New Accounting Standards Issued

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 expands the eligibility of hedging strategies that qualify for hedge accounting, changes the assessment of hedge effectiveness and modifies the presentation and disclosure of hedging activities. ASU 2017-12 is effective for the Company in 2020 fiscal year including interim reporting periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company in fiscal year 2021, including interim reporting periods within that reporting period, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

The amended ASU 2014-09 may have an impact on the timing and amount of revenues and cost of sales in our industry due primarily to changes in whether certain performance obligations are accounted for on a gross or net basis, separating service revenue from the related product revenue, reporting costs currently included in operating expense as costs of services, and capitalizing certain up-front costs related to contracts and amortizing them over the service period. We have completed reviewing our contracts to determine the extent to which these and other issues may impact our results after adoption and are in the process of finalizing our findings from such review before establishing our new accounting policy and control procedures for the amended ASU 2014-09, which we plan to adopt on October 1, 2018 using the modified retrospective method.

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

Note 3. Inventory

Our inventory is comprised solely of finished goods. We record provisions to write down excess and obsolete( E&O ) inventory to estimated realizable value.

We continually assess and refine our methodology for evaluating E&O inventory based on current facts and circumstances. Our methodology utilizes factors such as historical demand and subjective judgments and estimates to project future demand of our products. As such, the provisions we record to write down E&O inventory may fluctuate significantly in future periods.

During the three months ended March 31, 2018 and 2017, charges to cost of sales related to provisions for E&O inventory and related items were $0.4 million and $3.1 million, respectively. During the six months ended March 31, 2018 and 2017, charges to cost of sales related to provisions for E&O inventory and related items were $4.8 million and $5.3 million, respectively. We believe that these amounts appropriately write-down E&O inventory to its net realizable value.

Note 4. Goodwill

As of March 31, 2018, goodwill consists of the following (in thousands):

	Americas	EMEA	APAC	Total
Goodwill as of September 30, 2017, gross	$773,384	$51,190	$16,955	$841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of September 30, 2017, net	204,183	51,190	11,271	266,644

Changes during the period	—	—	—	—

Goodwill as of March 31, 2018, gross	773,384	51,190	16,955	841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of March 31, 2018, net	$204,183	$51,190	$11,271	$266,644

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have one interest rate swap agreement outstanding, which we have designated as a cash flow hedge, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The interest rate swap agreement has an amortizing notional amount, which was $325.0 million on March 31, 2018, and matures on September 30, 2019, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin).

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended March 31, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the six months ended March 31, 2018, we did not record any hedge ineffectiveness in earnings. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of March 31, 2018, we expect to reclassify $0.3 million from accumulated other comprehensive gain and the related deferred tax to earnings as a decrease to interest expense over the next 12 months when the underlying hedged item impacts earnings.

Non-Designated Derivatives

On October 3 and October 5, 2016, we entered into two foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. Both foreign currency forward contracts expired on December 28, 2016. On January 6, 2017, we entered into one foreign currency forward contract to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The foreign currency forward contract expired on March 30, 2017. The derivatives were not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income (loss), net line of our consolidated statement of earnings and comprehensive income. We did not have foreign currency forward contracts as of March 31, 2018 and September 30, 2017.

The following table summarizes the notional principal amounts at March 31, 2018, and September 30, 2017 of our outstanding interest rate swap agreement discussed above (in thousands).

	Derivative Notional
	March 31, 2018	September 30, 2017
Instruments designated as accounting hedges:
Interest rate swap contract	$325,000	$375,000

The following table provides the location and fair value amounts of our financial instrument, which is reported in our consolidated balance sheets as of March 31, 2018 and September 30, 2017 (in thousands).

		Fair Value
	Balance Sheet Locations	March 31, 2018	September 30, 2017
Instrument designated as accounting hedge:
Interest rate swap contract	Other current assets	$300	$—
Interest rate swap contract	Other assets	400	—
Interest rate swap contract	Accrued expenses and other current liabilities	—	2,462
Interest rate swap contract	Other liabilities	—	903

The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to interest expense on our consolidated statement of comprehensive income during the three and six months ended March 31, 2018 and 2017 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,

Cash Flow Hedge		2018	2017	2018	2017
Interest rate swap contracts	Interest expense, net	$304	$137	$861	$389

The following table provides the effective portion of the amount of gain recognized in other comprehensive income (net of income taxes) for the three and six months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,

Cash Flow Hedge	2018	2017	2018	2017
Interest rate swap contracts	$1,461	$268	$2,832	$2,450

The following table provides a summary of changes to our AOCI related to our cash flow hedging instrument (net of income taxes) during the three and six months ended March 31, 2018 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Balance at beginning of period	$(763)	$(2,133)
Change in fair value of hedging instruments	1,157	1,970
Amounts reclassified to earnings	304	861
Net current period other comprehensive income	1,461	2,831
Balance at end of period	$698	$698

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated statements of earnings and comprehensive income for the three and six months ended March 31, 2018 and 2017 (in thousands).

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,
Instruments Not Designated As Hedging Instruments
		2018	2017	2018	2017
Foreign currency forward contracts	Other income (loss), net	$—	$752	$—	$(1,843)

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

	March 31, 2018		September 30, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A facility	$370,000	$367,410	$380,000	$376,960
Term loan B facility	440,562	429,989	440,562	428,667
Revolving facility	81,000	81,000	55,000	55,000
Total long-term debt	$891,562	$878,399	$875,562	$860,627

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the six months ended March 31, 2018. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of March 31, 2018 and September 30, 2017 (in thousands).

March 31, 2018	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instrument designated as accounting hedge:
Interest rate swap contract	Other current assets	$300	$—	$300	$—
Interest rate swap contract	Other assets	400	—	400	—

September 30, 2017	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instrument designated as accounting hedge:
Interest rate swap contract	Accrued expenses and other current liabilities	$2,462	$—	$2,462	$—
Interest rate swap contract	Other liabilities	903	—	903	—

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

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2018			September 30, 2017
	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount
Term loan A facility	$370,000	$(7,302)	$362,698	$380,000	$(7,562)	$372,438
Term loan B facility	440,562	(3,552)	437,010	440,562	(4,162)	436,400
Revolving facility	81,000	—	81,000	55,000	—	55,000
	891,562	(10,854)	880,708	875,562	(11,724)	863,838
Less: current portion	101,000	—	101,000	75,000	—	75,000
Non-current portion	$790,562	$(10,854)	$779,708	$800,562	$(11,724)	$788,838

Senior Secured Credit Facilities

The credit agreement, dated as of December 7, 2012 (as amended, the Credit Agreement), by and among the Company, Wesco Aircraft Hardware Corp. and the lenders and agents party thereto, which governs our senior secured credit facilities, provides for (1) a $400.0 million senior secured term loan A facility (the term loan A facility), (2) a $180.0 million revolving facility (the revolving facility) and (3) a $525.0 million senior secured term loan B facility (the term loan B facility). We refer to term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.” On November 2, 2017, we entered into the Sixth Amendment to the Credit Agreement (the Sixth Amendment). For additional information about the Sixth Amendment, see “-Sixth Amendment to Senior Secured Credit Facilities” below.

As of March 31, 2018, our outstanding indebtedness under our Credit Facilities was $891.6 million, which consisted of (1) $370.0 million of indebtedness under the term loan A facility, (2) $81.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of March 31, 2018 $99.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

During the six months ended March 31, 2018, we borrowed $60.0 million under the revolving facility, and made our required quarterly payment of $10.0 million on our term loan A facility and voluntary prepayments totaling $34.0 million on our borrowings under the revolving facility.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of March 31, 2018, the interest rate for borrowings under the term loan A facility was 4.65%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of March 31, 2018, the interest rate for borrowings under the term loan B facility was 4.20%, which approximated the effective interest rate. We have an interest rate swap agreement relating to this indebtedness, which is described in greater detail in Note 5 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of March 31, 2018, the weighted-average interest rate for borrowings under the revolving facility was 4.61%.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Agreement contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As disclosed below in the description of the Sixth Amendment, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 6.25 for the quarter ending March 31, 2018. As of March 31, 2018, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.65. Based on our current covenants and forecasts, we expect to be in compliance for the one year period after May 3, 2018. For additional information about our Consolidated Total Leverage Ratio, including an overview of the applicable step-down schedule, see
“—Sixth Amendment to Senior Secured Credit Facilities” below.

Sixth Amendment to Senior Secured Credit Facilities

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

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred debt issuance costs as of September 30, 2017	$7,562	$4,162	$3,676	$15,400
Deferred debt issuance costs for the Sixth Amendment	1,291	—	609	1,900
Amortization of deferred debt issuance costs	(1,551)	(610)	(750)	(2,911)
Deferred debt issuance costs as of March 31, 2018	$7,302	$3,552	$3,535	$14,389

UK Line of Credit

Our subsidiary, Wesco Aircraft EMEA, Ltd., has a £5.0 million ($7.0 million based on the March 31, 2018 exchange rate) line of credit that automatically renews annually on October 1 (the UK line of credit). The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of March 31, 2018, the full £5.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 7. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income	$15,000	$17,442	$14,626	$30,549
Foreign currency translation loss	1,389	5,307	1,284	(8,132)
Unrealized gain on cash flow hedging instruments	1,461	268	2,831	2,450
Total comprehensive income	$17,850	$23,017	$18,741	$24,867

Note 8. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock, if any, calculated using the treasury stock method. Assumed proceeds from in-the-money awards are calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income per share for the three and six months ended March 31, 2018 and 2017 (dollars in thousands except share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income	$15,000	$17,442	$14,626	$30,549
Basic weighted average shares outstanding	99,136,015	98,709,557	99,116,250	98,512,601
Dilutive effect of stock options and restricted stock	383,910	308,429	325,135	387,836
Dilutive weighted average shares outstanding	$99,519,925	$99,017,986	$99,441,385	$98,900,437
Basic net income per share	$0.15	$0.18	$0.15	$0.31
Diluted net income per share	$0.15	$0.18	$0.15	$0.31

For the three months ended March 31, 2018 and 2017, respectively, 2,337,503 and 2,754,963 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect. For the six months ended March 31, 2018 and 2017, respectively, 3,115,284 and 2,181,968 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect.

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

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended March 31, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$313,250	$68,147	$8,786	$—	$390,183
Income (loss) from operations	35,691	6,830	777	(10,102)	33,196
Interest expense, net	(10,943)	(997)	(25)	—	(11,965)
Capital expenditures	1,412	75	87	—	1,574
Depreciation and amortization	6,283	929	73	—	7,285

	Three Months Ended March 31, 2017
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$293,025	$64,434	$7,140	$—	$364,599
Income (loss) from operations	27,076	7,956	1,448	(4,282)	32,198
Interest expense, net	(8,091)	(729)	(22)	—	(8,842)
Capital expenditures	2,346	544	3	—	2,893
Depreciation and amortization	5,914	806	23	—	6,743

	Six Months Ended March 31, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$602,765	$132,385	$18,124	$—	$753,274
Income (loss) from operations	60,888	11,982	2,275	(17,377)	57,768
Interest expense, net	(21,591)	(2,161)	(51)	—	(23,803)
Capital expenditures	2,370	400	139	—	2,909
Depreciation and amortization	12,659	1,735	147	—	14,541

	Six Months Ended March 31, 2017
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$560,963	$128,339	$14,668	$—	$703,970
Income (loss) from operations	49,103	16,675	1,884	(9,208)	58,454
Interest expense, net	(18,208)	(1,659)	(48)	—	(19,915)
Capital expenditures	3,383	812	14	—	4,209
Depreciation and amortization	11,848	1,584	40	—	13,472

	As of March 31, 2018
	Americas	EMEA	APAC	Consolidated
Total assets	$1,498,308	$263,999	$50,005	$1,812,312
Goodwill	204,183	51,190	11,271	266,644

	As of September 30, 2017
	Americas	EMEA	APAC	Consolidated
Total assets	$1,436,840	$275,445	$41,822	$1,754,107
Goodwill	204,183	51,190	11,271	266,644

Note 10.  Income Taxes

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2018	2017	2018	2017
Provision for income taxes	$6,123	$5,659	$19,491	$8,023
Effective tax rate	29.0%	24.5%	57.1%	20.8%

For the three months ended March 31, 2018, our effective tax rate increased by 4.5 percentage points compared to the same period in the prior year primarily due to (i) a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Cuts and Jobs Act (the Tax Act) and (ii) higher discrete tax benefits for the three months ended March 31, 2017 related to a one-time tax adjustment regarding our Canadian operations and excess tax benefits associated with stock-based compensation awards.

For the six months ended March 31, 2018, our effective tax rate increased by 36.3 percentage points compared to the same period in the prior year primarily due to (i) higher discrete tax benefits for the six months ended March 31, 2017 related to excess tax benefits associated with stock-based compensation awards and the release of a valuation allowance on a net operating loss of a foreign subsidiary and (ii) unfavorable provisional tax adjustments related to the enactment of the Tax Act, as further described below, which were partially offset by a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Act.

For the three months ended December 31, 2017, the Company recorded as a result of the Tax Act (1) a provisional $37.7 million of charge to tax expense related to the remeasurement of deferred tax assets and liabilities, (2) a provisional $37.7 million tax benefit related to the partial reversal of a deferred tax liability for unremitted foreign earnings and (3) a provisional $9.1 million charge to tax expense related to the imposition of a one-time repatriation tax on accumulated earnings of our foreign subsidiaries. For the three months ended March 31, 2018, the Company reported a $0.1 million favorable adjustment related to the remeasurement of deferred tax assets and liabilities. The determination of the impact of the income tax effects of the items reflected as provisional amounts may change, possibly materially, following review of historical records, refinement of calculations, modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. The Company will report revised provisional amounts in accordance with SAB 118 when additional information and guidance has become available.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on November 29, 2017 (the 2017 Form 10-K), as supplemented by Part II, Item 1A. “Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 filed with the SEC on February 9, 2018 (the Q1 2018 10-Q) and Part II, Item 1A. “Risk Factors” below, and “-Cautionary Note Regarding Forward-Looking Statements” . Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Commercial Aerospace Market

Over the past three years, major airlines have ordered new aircraft at a robust pace, aided by strong profits and increasing passenger volumes. At the same time, volatile fuel prices have led to greater demand for fuel-efficient models and new engine options for existing aircraft designs. The rise of emerging markets has added to the growth in overall demand at a stronger pace than seen historically. Large commercial OEMs have indicated that they expect a high level of deliveries, primarily due to continued demand and their unprecedented level of backlogs. Business aviation has lagged the larger commercial market, reflecting a deeper downturn in the last recession, changes in corporate spending patterns and an uncertain economic outlook. Overall business aviation production levels remain below their pre-recession peak, though newer models have seen a greater acceptance in the marketplace than older and previously owned aircraft.

Military Aerospace Market

Military production has declined for many aircraft programs in the past few years (and they may continue to decline going forward), which has negatively affected this portion of our business. We believe the diversity of the military aircraft programs we support can help mitigate the impact of new program delays, changes or cancellations. In particular, we believe the services we provide the Joint Strike Fighter program will benefit our future business as production for that program increases. Increased sales for other established aircraft programs that directly benefit from such changes also help moderate build-rate declines.

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

The principal component of our cost of sales is product cost, which was 94.3% and 94.4% of our total cost of sales for the three months ended March 31, 2018 and 2017, respectively, and 94.5% and 94.4% of our total cost of sales for the six months ended March 31, 2018 and 2017, respectively. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the provision, if any, for excess and obsolete (E&O) inventory. The inventory provision is calculated to write-down the value of excess and obsolete inventory to its net realizable value. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O inventory policy, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventories” in the 2017 Form 10-K. During the three months ended March 31, 2018 and 2017, we recorded charges to cost of sales of $0.4 million and $3.1 million, respectively, and during the six months ended March 31, 2018 and 2017, we recorded charges to cost of sales of $4.8 million and $5.3 million, respectively, for the E&O provision and related items.

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

Other (Expense) Income, Net.  Other (expense) income, net is primarily comprised of foreign exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

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

Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
Consolidated Result of Operations	2018	2017	2018	2017
	(dollars in thousands)
Net sales	$390,183	$364,599	$753,274	$703,970

Gross profit	$105,735	$94,755	$200,159	$184,212
Selling, general & administrative expenses	72,539	62,557	142,391	125,758
Income from operations	33,196	32,198	57,768	58,454
Interest expense, net	(11,965)	(8,842)	(23,803)	(19,915)
Other (expense) income, net	(108)	(255)	152	33
Income before income taxes	21,123	23,101	34,117	38,572
Income tax provision	(6,123)	(5,659)	(19,491)	(8,023)
Net income	$15,000	$17,442	$14,626	$30,549

(as a percentage of net sales, numbers rounded)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Net sales	100%	100%	100.0%	100.0%

Gross profit	27.1%	26.0%	26.6%	26.2%
Selling, general & administrative expenses	18.6%	17.2%	18.9%	17.9%
Income from operations	8.5%	8.8%	7.7%	8.3%
Interest expense, net	(3.1)%	(2.4)%	(3.2)%	(2.8)%
Other (expense) income, net	—%	(0.1)%	—%	—%
Income before income taxes	5.4%	6.3%	4.5%	5.5%
Income tax provision	(1.6)%	(1.5)%	(2.6)%	(1.1)%
Net income	3.8%	4.8%	1.9%	4.3%

Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017

Net Sales

Consolidated net sales increased $25.6 million, or 7.0% to $390.2 million for the three months ended March 31, 2018 compared to $364.6 million for the same period in the prior year. The $25.6 million increase was primarily due to an increase in chemical product sales and Contract sales of hardware products, which together added $13.7 million of net sales and reflect both new business and a net increase for existing Contracts, partially offset by declines from Contract expirations. Ad hoc sales for the three months ended March 31, 2018 also increased $11.9 million when compared with the same period in the prior year, reflecting growth at several key customers. Ad hoc and Contract sales as a percentage of net sales represented 25% and 75%, respectively, for the three months ended March 31, 2018 as compared to 23% and 77%, respectively, for the same period in the prior year.

Income from Operations

Consolidated income from operations increased $1.0 million, or 3.1% to $33.2 million for the three months ended March 31, 2018 compared to $32.2 million for the same period in the prior year. The $1.0 million increase in income from operations was comprised of an increase in gross profit of $11.0 million, mostly offset by an increase in SG&A expenses of

$10.0 million. Income from operations as a percentage of net sales was 8.5% for the three months ended March 31, 2018 compared with 8.8% for the same period in the prior year, a decrease of 0.3 percentage points.

The higher gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales, and to a lesser degree, by a lower E&O provision and a lower inventory shrinkage compared with the same period in the prior year. Average gross margins increased 1.1 percentage points, primarily due to a stronger sales mix, higher margins on ad hoc sales, a lower E&O provision and a lower inventory shrinkage compared with the same period in the prior year.

The $10.0 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $4.3 million, professional fees of $4.3 million, bad debt expense of $1.2 million, rent of $0.5 million and depreciation expense of $0.5 million. The higher payroll and other personnel related costs were due in part to increased staffing in the second half of fiscal 2017 to implement new sales contracts and to improve overall service to customers. Higher professional fees primarily reflected costs for outside consultants assisting the business in various areas. These increases were partially offset by lower stock-based compensation expense of $0.7 million, with smaller declines in other costs. Higher SG&A costs are reflected in a 1.4 percentage point increase in SG&A measured as a percent of net sales.

Changes in unallocated corporate costs are included above, which were $5.8 million higher than the three months ended March 31, 2017 primarily driven by increases in professional fees of $5.0 million and payroll and other personnel related costs of $0.3 million.

Interest Expense, Net

Interest expense, net was $12.0 million for the three months ended March 31, 2018 compared to $8.8 million for the same period in the prior year. The increase was primarily due to an increase in both short-term borrowings and interest rates, partially offset by a lower amortization of deferred debt issuance costs when compared with the same period in the prior year.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2018 was $6.1 million, compared to $5.7 million for the same period in the prior year. Our effective tax rate was 29.0% and 24.5% for the three months ended March 31, 2018 and 2017, respectively. The change in our effective tax rate was primarily due to (i) a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Act and (ii) higher discrete tax benefits for the three months ended March 31, 2017 related to a one-time tax adjustment regarding our Canadian operations and excess tax benefits associated with stock-based compensation awards.

Net Income

Net income for the three months ended March 31, 2018 was $15.0 million, compared to $17.4 million for the same period in the prior year. This decline in net income was primarily driven by higher interest expense of $3.1 million and an increase in the provision for income taxes of $0.4 million which more than offset the increase in income from operations of $1.0 million discussed above.

Six Months Ended March 31, 2018 compared with Six Months Ended March 31, 2017

Net Sales

Consolidated net sales increased $49.3 million, or 7.0%, to $753.3 million for the six months ended March 31, 2018, compared to $704.0 million for the same period in the prior year. The $49.3 million increase was primarily due to an increase in both chemical product sales and Contract sales for hardware products, which together added $34.8 million of net sales and reflect both new business and a net increase for existing Contracts, partially offset by declines from Contract expirations. Ad hoc sales were also higher, increasing $14.5 million when compared with the same period in the prior year, reflecting growth at several key customers. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the six months ended March 31, 2018, which was unchanged from the same period in the prior year.

Income from Operations

Consolidated income from operations declined $0.7 million, or 1.2%, to $57.8 million for the six months ended March 31, 2018, compared to $58.5 million for the same period in the prior year. The $0.7 million decline in income from operations was comprised of higher gross profit of $15.9 million which was more than offset by an increase in SG&A expenses of $16.6 million. Income from operations as a percentage of net sales was 7.7% for the six months ended March 31, 2018, compared with 8.3% for the same period in the prior year, a decline of 0.6 percentage points.

The increase in gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales, and to a lesser degree, by a lower E&O provision and a lower inventory shrinkage compared with the same period in the prior year. Average gross margins increased 0.4 percentage points, primarily due to higher margins on ad hoc sales, a lower E&O provision and a lower inventory shrinkage, all of which were partially offset by lower margins on both hardware Contract and chemical product sales, compared with the same period in the prior year.

The $16.6 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $9.5 million, professional fees of $6.5 million, bad debt expense of $0.9 million, rent of $1.2 million and depreciation expense of $1.1 million. The higher payroll and other personnel related costs were due in part to increased staffing in the second half of fiscal 2017 to implement new Contracts and to improve overall service to customers. Higher professional fees primarily reflect costs for outside consultants assisting the business in various areas. These increases were partially offset by lower stock-based compensation expense of $1.6 million, with smaller declines in other costs. Higher SG&A costs are reflected in a 1.0 percentage point increase in SG&A measured as a percent of net sales.

Changes in unallocated corporate costs are included above, which were $8.2 million higher than the six months ended March 31, 2017, primarily driven by increases in professional fees of $6.4 million, payroll and other personnel related costs of $1.2 million and stock-based compensation expense of $0.3 million.

Interest Expense, Net

Interest expense, net was $23.8 million for the six months ended March 31, 2018, compared to $19.9 million for the same period in the prior year. The increase was primarily due to both higher short-term borrowings and interest rates, partially offset by a lower amortization of deferred debt issuance costs when compared with the same period in the prior year which included a $2.3 million write off of deferred debt issuance costs.

Provision for Income Taxes

The income tax provision for the six months ended March 31, 2018 was $19.5 million, compared to $8.0 million for the same period in the prior year. Our effective tax rate was 57.1% and 20.8% for the six months ended March 31, 2018 and 2017, respectively. The change in our effective tax rate was primarily due to (i) higher discrete tax benefits for the six months ended March 31, 2017 related to excess tax benefits associated with stock-based compensation awards and the release of a valuation allowance on a net operating loss of a foreign subsidiary and (ii) unfavorable provisional tax adjustments related to the enactment of the Tax Act, which were partially offset by a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Act.

Net Income

Net income for the six months ended March 31, 2018 was $14.6 million, compared to net income of $30.5 million for the same period in the prior year. This decrease in net income was primarily driven by a decline in income from operations of $0.7 million, an increase in interest expense of $3.9 million and an increase in the provision for income taxes of $11.5 million, as discussed above.

Americas Segment

	Three Months Ended March 31,		Six Months Ended March 31,
Americas Result of Operations	2018	2017	2018	2017
	(dollars in thousands)
Net sales	$313,250	$293,025	$602,765	$560,963

Gross profit	$84,351	$74,087	$159,331	$143,185
Selling, general & administrative expenses	48,660	47,011	98,443	94,082
Income from operations	$35,691	$27,076	$60,888	$49,103

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%	100%

Gross profit	26.9%	25.3%	26.4%	25.5%
Selling, general & administrative expenses	15.5%	16.1%	16.3%	16.7%
Income from operations	11.4%	9.2%	10.1%	8.8%

Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017

Net Sales

Net sales for our Americas segment increased $20.2 million, or 6.90%, to $313.3 million for the three months ended March 31, 2018, compared to $293.0 million for the same period in the prior year. The $20.2 million increase in net sales for the three months ended March 31, 2018 was due primarily to an increase in ad hoc sales, chemical product sales and Contract sales of hardware products.

Income from Operations

Income from operations increased $8.6 million, or 31.8%, to $35.7 million for the three months ended March 31, 2018, compared to $27.1 million for the same period in the prior year. The $8.6 million increase in income from operations was comprised of higher gross profit of $10.3 million, partially offset by an increase in SG&A expenses of $1.6 million. Income from operations as a percentage of net sales was 11.4% for the three months ended March 31, 2018. compared to 9.2% for the same period in the prior year, an increase of 2.2 percentage points.

The $10.3 million increase in gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales, and to a lesser degree, by a lower E&O provision and a lower inventory shrinkage compared with the same period in the prior year. Average gross margins increased 1.6 percentage points, due primarily to higher margins for ad hoc sales offset partially by lower margins for chemical product sales compared with the same period in the prior year.

The $1.6 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $1.7 million offset slightly by the net fluctuations in other SG&A expenses. The increase in payroll and other personnel related costs was due in part to increased staffing required to implement new Contracts and improve overall service to customers. SG&A as a percent of net sales decreased 0.6 percentage points.

Six Months Ended March 31, 2018 compared with Six Months Ended March 31, 2017

Net Sales

Net sales for our Americas segment increased $41.8 million, or 7.5%, to $602.8 million for the six months ended March 31, 2018, compared to $561.0 million for the same period in the prior year. The $41.8 million increase in net sales for the six months ended March 31, 2018 was due primarily to an increase in ad hoc sales, chemical product sales and Contract sales of hardware products.

Income from Operations

Income from operations increased $11.8 million, or 24.0%, to $60.9 million for the six months ended March 31, 2018, compared to $49.1 million for the same period in the prior year. The $11.8 million increase in income from operations was comprised of higher gross profit of $16.1 million partially offset by an increase in SG&A expenses of $4.4 million. Income from operations as a percentage of net sales was 10.1% for the six months ended March 31, 2018, compared to 8.8% for the same period in the prior year, an increase of 1.3 percentage points.

The $16.1 million increase in gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales, and to a lesser degree, by a lower E&O provision and a lower inventory shrinkage compared with the same period in the prior year. Average gross margins increased 0.9 percentage points, due primarily to higher margins for ad hoc and hardware Contract sales offset partially by lower margins for chemical product sales compared with the same period in the prior year.

The $4.4 million increase in SG&A expenses reflected increases in payroll and other personnel related costs of $5.2 million, offset partially by the net fluctuations in other SG&A expenses. The increase in payroll and other personnel related costs was due in part to increased staffing required to implement new Contracts and improve overall service to customers. SG&A as a percent of net sales decreased 0.4 percentage points.

EMEA Segment

	Three Months Ended March 31,		Six Months Ended March 31,
EMEA Result of Operations	2018	2017	2018	2017
	(dollars in thousands)
Net sales	$68,147	$64,434	$132,385	$128,339

Gross profit	$19,140	$18,269	$35,783	$37,007
Selling, general & administrative expenses	12,310	10,313	23,801	20,332
Income from operations	$6,830	$7,956	$11,982	$16,675

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%	100%

Gross profit	28.1%	28.4%	27.0%	28.8%
Selling, general & administrative expenses	18.1%	16.1%	17.9%	15.8%
Income from operations	10.0%	12.3%	9.1%	13.0%

Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017

Net Sales

Net sales for our EMEA segment increased $3.7 million, or 5.8%, to $68.1 million for the three months ended March 31, 2018, compared to $64.4 million for the same period in the prior year. The higher net sales for the three months ended March 31, 2018, reflects an increase in chemical product sales, which was offset partially by a slight decline in hardware Contract sales and ad hoc sales compared with the same period in the prior year.

Income from Operations

Income from operations declined $1.1 million, or 14.2%, to $6.8 million for the three months ended March 31, 2018, compared to $8.0 million for the same period in the prior year. The $1.1 million decline in income from operations was comprised of an increase in SG&A expenses of $2.0 million offset partially by an increase in gross profit of $0.9 million. Income from operations as a percentage of net sales was 10.0% for the three months ended March 31, 2018, compared to 12.3% for the same period in the prior year, a decrease of 2.3 percentage points.

The $0.9 million increase in gross profit was primarily driven by higher chemical product sales, which was partially offset by a decrease in hardware Contract sales compared with the same period in the prior year. Average gross margins declined 0.3 percentage points, due primarily to lower margins on Contract sales of hardware products, partially offset by higher margins for chemical product sales compared with the same period of the prior year.

The $2.0 million increase in SG&A expenses reflected increases in payroll and other personnel related costs of $1.5 million with the remaining increase representing the net fluctuations in other SG&A expenses. The increase in exchange rate between the British Pound and the U.S. dollar contributed to an approximate $0.2 million increase in SG&A expenses compared with the same period of the prior year. SG&A as a percent of net sales increased 2.0 percentage points.

Six Months Ended March 31, 2018 compared with Six Months Ended March 31, 2017

Net Sales

Net sales for our EMEA segment increased $4.0 million, or 3.2%, to $132.4 million for the six months ended March 31, 2018, compared to $128.3 million for the same period in the prior year. The increase in net sales for the six months ended March 31, 2018 reflects higher chemical product sales, which was partially offset by a decline in hardware Contract sales.

Income from Operations

Income from operations declined $4.7 million, or 28.1%, to $12.0 million for the six months ended March 31, 2018, compared to $16.7 million for the same period in the prior year. The $4.7 million decline in income from operations was comprised of a decrease in gross profit of $1.2 million and an increase in SG&A expenses of $3.5 million. Income from operations as a percentage of net sales was 9.1% for the six months ended March 31, 2018, compared to 13.0% for the same period in the prior year, a decrease of 3.9 percentage points.

The $1.2 million decline in gross profit was primarily driven by lower Contracts sales of hardware products and a weaker sales mix, partially offset by higher chemical product sales compared with the same period in the prior year. Average gross margins decreased 1.8 percentage points, due primarily to a weaker sales mix and lower margins for Contract sales of hardware products compared with the same period in the prior year.

The $3.5 million increase in SG&A expenses primarily reflected increases in payroll and other personnel related costs of $2.7 million with the remaining increase representing the net fluctuations in other SG&A expenses. The increase in exchange rate between the British Pound and the U.S. dollar contributed to an approximate $0.2 million increase in SG&A expenses compared with the same period of the prior year. SG&A as a percent of net sales increased 2.1 percentage points.

APAC Segment

	Three Months Ended March 31,		Six Months Ended March 31,
APAC Result of Operations	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Net sales	$8,786	$7,140	$18,124	$14,668

Gross profit	$2,244	$2,399	$5,045	$4,020
Selling, general & administrative expenses	1,467	951	2,770	2,136
Income from operations	$777	$1,448	$2,275	$1,884

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%	100%

Gross profit	25.5%	33.6%	27.8%	27.4%
Selling, general & administrative expenses	16.7%	13.3%	15.2%	14.6%
Income from operations	8.8%	20.3%	12.6%	12.8%

Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017

Net Sales

Net sales for our APAC segment increased $1.6 million, or 23.1%, to $8.8 million for the three months ended March 31, 2018, compared to $7.1 million for the same period in the prior year. The $1.6 million increase in net sales for the three months ended March 31, 2018 primarily reflects an increase in ad hoc sales, and to a lesser degree, an increase in Contract sales of hardware products.

Income from Operations

Income from operations declined $0.7 million, or 46.3%, to $0.8 million for the three months ended March 31, 2018, compared to $1.4 million for the same period in the prior year. The $0.7 million decline in income from operations was due to a decrease in gross profit of $0.2 million and an increase in SG&A expenses of $0.5 million. Income from operations as a percentage of net sales was 8.8% for the three months ended March 31, 2018, compared to 20.3% for the same period in the prior year, a decrease of 11.5 percentage points.

The $0.2 million decline in gross profit was primarily driven by increases in ad hoc sales and chemical product sales compared with the same period in the prior year. Average gross margins decreased 8.1 percentage points due primarily to lower margins for ad hoc and chemical product sales compared with the same period in the prior year.

The $0.5 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs. SG&A as a percent of net sales increased 3.4 percentage points.

Six Months Ended March 31, 2018 compared with Six Months Ended March 31, 2017

Net Sales

Net sales for our APAC segment increased $3.5 million, or 23.6%, to $18.1 million for the six months ended March 31, 2018, compared to $14.7 million for the same period in the prior year. The $3.5 million increase in net sales for the six months ended March 31, 2018 primarily reflects an increase in ad hoc sales, and to a lesser degree, an increase in Contract sales of hardware products.

Income from Operations

Income from operations increased $0.4 million, or 20.8%, to $2.3 million for the six months ended March 31, 2018, compared to $1.9 million for the same period in the prior year. The $0.4 million increase in income from operations was due to higher gross profit of $1.0 million partially offset by an increase in SG&A expenses of $0.6 million. Income from operations as a percentage of net sales was 12.6% for the six months ended March 31, 2018, compared to 12.8% for the same period in the prior year, a decrease of 0.2 percentage points.

The $1.0 million increase in gross profit was primarily driven by higher ad hoc product sales, a stronger sales mix and a lower E&O provision compared with the same period in the prior year. Average gross margins increased 0.4 percentage points due primarily to a stronger sales mix and a lower E&O provision, offset partially by lower ad hoc and chemical margins compared with the same period of the prior year.

The $0.6 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs. SG&A as a percent of net sales increased 0.6 percentage points.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $35.9 million and $61.6 million as of March 31, 2018 and September 30, 2017, respectively, of which $25.2 million, or 70.0%, and $48.7 million, or 79.0%, was held by our foreign subsidiaries as of March 31, 2018 and September 30, 2017, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of March 31, 2018 or September 30, 2017. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.

As previously disclosed, during the three months ended September 30, 2017, we reassessed the potential need to repatriate foreign earnings based on our current long-range outlook, the current imbalance between cash generated and used in the U.S., and the increase in the percentage of excess cash that must be used to repay debt under the Credit Agreement. We determined it was likely that we would, in the future, repatriate approximately $126.5 million of previously earned and undistributed earnings. Accordingly, we recognized a $38.7 million deferred tax liability for U.S. taxes that would become due upon such repatriation net of foreign tax credits estimated to be available in the years when we expected to repatriate the previously undistributed earnings. With the enactment of the Tax Act, we reduced the deferred tax liability by $37.7 million to $1.0 million during the three months ended December 31, 2017 (see Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q).

Our primary uses of cash currently are for:

•	operating expenses;
•	working capital requirements to fund the growth of our business;
•	capital expenditures that primarily relate to IT equipment and our warehouse operations; and
•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities”).

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to borrow under our revolving facility to meet cash demands. Provided we are in compliance with applicable covenants, we can borrow up to $180.0 million on our revolving credit facility of which $99.0 million was available as of March 31, 2018. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see “—Credit Facilities” below. As of March 31, 2018, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents declined by $25.7 million during the six months ended March 31, 2018. The decrease was primarily due to cash used in operating activities, offset partially by cash provided by financing activities.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended March 31,
Consolidated statements of cash flows data:	2018	2017
Net income	$14,626	$30,549
Adjustments to reconcile net income to net cash used in operating activities	27,427	28,443
Subtotal	42,053	58,992
Changes in assets and liabilities	(77,962)	(92,755)
Net cash used in operating activities	$(35,909)	$(33,763)

Net cash used in investing activities	(2,909)	(4,209)

Net cash provided by financing activities	12,688	16,206

Operating Activities

Our cash flows from operations fluctuates based on the level of profitability during the period as well as the timing of investments in inventory, collections of cash from our customers, payments of cash to our suppliers, and other changes in working capital accounts such as changes in our prepaid expenses and accrued liabilities or the timing of our tax payments.

Our operating activities used $35.9 million of cash in the six months ended March 31, 2018, an increase of $2.1 million as compared to the same period in the prior year. The $2.1 million increase in net cash used in operating activities reflects a

$16.9 million decline in cash provided from net income excluding non-cash items, offset partially by a series of year-over-year differences in balance sheet changes totaling $14.8 million, which includes a smaller inventory increase of $1.5 million, a $10.5 million favorable difference in the change of accounts payable and a $14.1 million favorable difference in the balance change for remaining working capital assets and liabilities, including a $9.1 million non-cash provisional transition tax for our foreign earnings as part of our income tax provision for the six months ended March 31, 2018. These favorable changes in our working assets and liabilities were offset by a $11.3 million unfavorable difference in the change of accounts receivable balance during the six months ended March 31, 2018 as compared with the same period in the prior year. See Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion about the transition tax provision for our foreign earnings under the Tax Act.

Investing Activities

Our investing activities used $2.9 million of cash during the six months ended March 31, 2018 as compared to $4.2 million used during the six months ended March 31, 2017. Investing activities consist primarily of software development and implementation projects and the purchase of property and equipment.

Financing Activities

Our financing activities generated $12.7 million of cash during the six months ended March 31, 2018, which consisted primarily of $60.0 million of short-term borrowings, partially offset by $34.0 million and $10.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, $1.3 million for repayments of our capital lease obligations and a $1.9 million payment for debt issuance costs (see Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q).

Our financing activities generated $16.2 million of cash during the six months ended March 31, 2017, which consisted primarily of $50.0 million of short-term borrowings and $2.9 million of proceeds received in connection with the exercise of stock options, partially offset by $12.0 million for repayments of short-term borrowings, $11.3 million for repayment of long-term debt, $0.7 million for repayments of our capital lease obligations and a $12.7 million payment for debt issuance costs.

Credit Facilities

The credit agreement, dated as of December 7, 2012 (as amended, the Credit Agreement), by and among the Company, Wesco Aircraft Hardware Corp. and the lenders and agents party thereto, which governs our senior secured credit facilities, provides for (1) a $400.0 million senior secured term loan A facility (the term loan A facility), (2) a $180.0 million revolving facility (the revolving facility) and (3) a $525.0 million senior secured term loan B facility (the term loan B facility). We refer to the term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.” See Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a summary of the Credit Facilities and the Credit Agreement.

As of March 31, 2018, our outstanding indebtedness under our Credit Facilities was $891.6 million, which consisted of (1) $370.0 million of indebtedness under the term loan A facility, (2) $81.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of March 31, 2018, $99.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

As disclosed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 6.25 for the quarter ended March 31, 2018. In addition, the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) is 75%, provided that the Excess Cash Flow Percentage shall be reduced to (i) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (ii) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (iii) 0%, if the Consolidated Total Leverage Ratio is less than 2.50.

The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of March 31, 2018, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.65.

A breach of the Consolidated Total Leverage Ratio covenant or any of other covenants contained in the Credit Agreement could result in an event of default in which case the lenders may elect to declare all outstanding amounts to be immediately due and payable. If the debt under the Credit Facilities were to be accelerated, our available cash would not be sufficient to repay our debt in full.

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

 Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively compete in our industry; our ability to effectively manage our inventory; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost; our ability to maintain effective information technology systems; our ability to retain key personnel; risks associated with our international operations, including exposure to foreign currency movements; risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill, excess and obsolete inventory and valuation allowance of our deferred tax assets) and legal proceedings; changes in U.S. tax law; changes in trade policies; our dependence on third-party package delivery companies; fuel price risks; fluctuations in our financial results from period-to-period; environmental risks; risks related to the handling, transportation and storage of chemical products; risks related to the aerospace industry and the regulation thereof; risks related to our indebtedness; and other risks and uncertainties.

 The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part I, Item 1A. “Risk Factors” in the 2017 Form 10-K, as supplemented by the Q1 2018 10-Q and Part II, Item 1A. “Risk Factors” below, and the other documents we file from time to time with the SEC, including this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS

The risk factor presented below is added to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the 2017 Form 10-K, as supplemented by the Q1 2018 10-Q, under the heading “Risks Related to Our Business and Industry”:

Changes in trade policies, including the imposition of additional tariffs, could negatively impact our business, financial condition and results of operations.

The current United States administration has signaled support for implementing, and in some instances has already proposed or taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. Such changes could also result in retaliatory actions by the United States’ trade partners. For example, the United States recently proposed increased tariffs on certain imports from China, and has imposed tariffs on products consisting of steel or aluminum. In response, China has proposed the imposition of additional tariffs on certain exports from the United States.

Given that the Company procures certain of the products it sells directly or indirectly from outside of the United States, including from China, the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such products, which could hurt the Company’s competitive position and adversely impact its business, financial condition and results of operations. In addition, the Company sells a significant proportion of its products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of the Company’s products, which could limit demand for such products, hurt the Company’s global competitive position and have a material adverse effect on its business, financial condition and results of operations.

The risk factors presented below amend and restate the corresponding risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the 2017 Form 10-K, as supplemented by the Q1 2018 10-Q:

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

Our international operations are subject to, without limitation, the following risks:

•	the burden of complying with multiple and possibly conflicting laws and any unexpected changes in regulatory requirements;

•	political risks, including risks of loss due to civil disturbances, acts of terrorism, acts of war, guerilla activities and insurrection;

•	unstable economic, financial and market conditions and increased expenses due to inflation, or higher interest rates;

•	difficulties in enforcement of third-party contractual obligations and collecting receivables through foreign legal systems;

•	changes in global trade policies;

•	increasingly complex laws and regulations concerning privacy, data protection and data security, including the European Union’s General Data Protection Regulation;

•	difficulties in staffing and managing international operations and the application of foreign labor regulations;

•	differing local product preferences and product requirements; and

•
potentially adverse tax consequences from changes in tax laws, requirements relating to withholding taxes on remittances and other payments by subsidiaries and restrictions on our ability to repatriate dividends from our subsidiaries.

In addition, fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At September 30, 2017, we reported a cumulative foreign currency translation adjustment of $82.5 million in stockholders’ equity as a result of foreign currency translation adjustments, and we may incur additional adjustments in future periods. In addition, operating results of certain of our foreign subsidiaries are translated into U.S. dollars for purposes of our statements of comprehensive income at average monthly exchange rates. Moreover, to the extent that our net sales are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our facilities in the United Kingdom, Germany, France and Italy are incurred in British pounds or euros, but in certain cases the related net sales are denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. At times we engage in hedging transactions to manage or reduce our foreign currency exchange risk, but these transactions may not be successful and, as a result, our business, financial condition and results of operations could be materially adversely affected. During fiscal 2017 and 2016, fluctuations in foreign currency translation had a negative impact on net sales of $22.9 million and $30.2 million, respectively.

If suppliers are unable to supply us with the products we sell in a timely manner, inadequate quantities and/or at a reasonable cost, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our inventory is primarily sourced directly from producers and manufacturing firms, and we depend on the availability of large supplies of the products we sell. Our largest suppliers for the year ended September 30, 2017 were Precision Castparts Corp. and Arconic. During fiscal 2017, 13% of the products we purchased were from Precision Castparts Corp. and 9% were purchased from Arconic. In addition, our ten largest suppliers during fiscal 2017 accounted for 42% of our purchases. These manufacturers and producers may experience capacity constraints that result in their being unable to supply us with products in a timely manner, in adequate quantities and/or at a reasonable cost. Contributing factors to manufacturer capacity constraints include, among other things, industry or customer demands in excess of manufacturing capacity, labor shortages and changes in raw material flows. In addition, changes in trade policies, such as the imposition of additional tariffs on certain products imported into the United States, could result in increased procurement costs. Any significant interruption in the supply of these products or termination of our relationship with any of our suppliers could result in us being unable to meet the demands of our customers, which would have a material adverse effect on our business, financial condition and results of operations.

There have been no other material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of the 2017 Form 10-K, as supplemented by the Q1 2018 10-Q.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2018, we repurchased 11,202 shares of common stock in connection with shares surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan. We expended approximately $73,000 to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	11,202	6.55	—	—
March 1, 2018 - March 31, 2018	—	—	—	—
Total	11,202	$6.55	—	$—

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

Date: May 3, 2018	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Todd S. Renehan
Name: Todd S. Renehan
Title: Chief Executive Officer

Date: May 3, 2018	By:	/s/ Kerry A. Shiba
Name: Kerry A. Shiba
Title: Executive Vice President and Chief Financial Officer