Form 10-Q
period 2018-06-30
Wesco Aircraft Holdings, Inc
filed 2018-08-03
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of July 26, 2018 was 99,493,882.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2018	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$45,588	$61,625
Accounts receivable, net of allowance for doubtful accounts of $3,318 and $3,109 at June 30, 2018 and September 30, 2017, respectively	302,101	256,301
Inventories	893,472	827,870
Prepaid expenses and other current assets	14,498	13,733
Income taxes receivable	2,568	3,617
Total current assets	1,258,227	1,163,146
Property and equipment, net	45,509	50,355
Deferred debt issuance costs, net	3,181	3,676
Goodwill	266,644	266,644
Intangible assets, net	167,151	178,292
Deferred tax assets	74,618	76,038
Other assets	15,062	15,956
Total assets	$1,830,392	$1,754,107

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$192,926	$184,273
Accrued expenses and other current liabilities	40,003	35,329
Income taxes payable	12,382	3,290
Capital lease obligations, current portion	2,110	2,952
Short-term borrowings and current portion of long-term debt	101,500	75,000
Total current liabilities	348,921	300,844
Capital lease obligations, less current portion	2,500	2,013
Long-term debt, less current portion	775,742	788,838
Deferred income taxes	3,798	3,197
Other liabilities	17,088	9,484
Total liabilities	1,148,049	1,104,376
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 99,493,882 and 99,450,902 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	99	99
Additional paid-in capital	442,745	436,522
Accumulated other comprehensive loss	(83,617)	(84,626)
Retained earnings	323,116	297,736
Total stockholders’ equity	682,343	649,731
Total liabilities and stockholders’ equity	$1,830,392	$1,754,107

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales	$410,359	$363,907	$1,163,633	$1,067,877
Cost of sales	306,162	273,699	859,277	793,457
Gross profit	104,197	90,208	304,356	274,420
Selling, general and administrative expenses	74,869	66,313	217,260	192,071
Goodwill impairment	—	311,114	—	311,114
Income (loss) from operations	29,328	(287,219)	87,096	(228,765)
Interest expense, net	(12,717)	(9,614)	(36,520)	(29,529)
Other income, net	239	256	391	289
Income (loss) before income taxes	16,850	(296,577)	50,967	(258,005)
(Provision) benefit for income taxes	(6,096)	66,969	(25,587)	58,946
Net income (loss)	10,754	(229,608)	25,380	(199,059)
Other comprehensive (loss) income, net of income taxes	(3,106)	960	1,009	(4,722)
Comprehensive income (loss)	$7,648	$(228,648)	$26,389	$(203,781)
Net income (loss) per share:
Basic	$0.11	$(2.32)	$0.26	$(2.02)
Diluted	$0.11	$(2.32)	$0.26	$(2.02)
Weighted average shares outstanding:
Basic	99,180,632	98,869,675	99,137,710	98,558,330
Diluted	99,739,217	98,869,675	99,396,613	98,558,330

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$25,380	$(199,059)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,909	20,812
Amortization of deferred debt issuance costs	4,300	5,136
Bad debt and sales return reserve	503	(252)
Goodwill impairment	—	311,114
Stock-based compensation expense	6,286	5,958
Inventory provision	10,976	9,109
Deferred income taxes	523	(62,231)
Other non-cash items	(678)	528
Subtotal	69,199	91,115
Changes in assets and liabilities:
Accounts receivable	(47,008)	(15,972)
Income taxes receivable	995	86
Inventories	(76,884)	(100,708)
Prepaid expenses and other assets	1,608	(1,854)
Accounts payable	9,122	(5,675)
Accrued expenses and other liabilities	14,648	6,905
Income taxes payable	9,255	(6,743)
Net cash used in operating activities	(19,065)	(32,846)

Cash flows from investing activities
Purchase of property and equipment	(4,009)	(6,831)
Net cash used in investing activities	(4,009)	(6,831)

Cash flows from financing activities
Proceeds from short-term borrowings	67,500	60,000
Repayment of short-term borrowings	(41,000)	(12,000)
Repayment of long-term debt	(15,000)	(16,344)
Debt issuance costs	(1,900)	(12,796)
Repayment of capital lease obligations	(2,207)	(1,278)
Net proceeds from exercise of stock options	63	2,965
Settlement on restricted stock tax withholding	(126)	(264)
Net cash provided by financing activities	7,330	20,283
Effect of foreign currency exchange rate on cash and cash equivalents	(293)	(611)
Net decrease in cash and cash equivalents	(16,037)	(20,005)
Cash and cash equivalents, beginning of period	61,625	77,061
Cash and cash equivalents, end of period	$45,588	$57,056

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

Adopted Accounting Standards

Effective April 1, 2018, we early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 expands the eligibility of hedging strategies that qualify for hedge accounting, changes the assessment of hedge effectiveness and modifies the presentation and disclosure of hedging activities. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.
Effective October 1, 2017, we early adopted ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The adoption of ASU 2016-07 did not have a material impact on our consolidated financial statements.

Effective October 1, 2017, we adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value and eliminates current GAAP options for measuring market value. ASU 2015-11 defines realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

Note 3. Inventory

Our inventory is comprised solely of finished goods. We record provisions to write down excess and obsolete (E&O) inventory to estimated realizable value.

We continually assess and refine our methodology for evaluating E&O inventory based on current facts and circumstances. Our methodology utilizes factors such as historical demand and subjective judgments and estimates to project future demand of our products. As such, the provisions we record to write down E&O inventory may fluctuate significantly in future periods.

During the three months ended June 30, 2018 and 2017, charges to cost of sales related to provisions for E&O inventory and related items were $6.2 million and $3.8 million, respectively. During the nine months ended June 30, 2018 and 2017, charges to cost of sales related to provisions for E&O inventory and related items were $10.9 million and $9.1 million, respectively. We believe that these amounts appropriately write-down E&O inventory to its net realizable value.

Note 4. Goodwill

As of June 30, 2018, goodwill consists of the following (in thousands):

	Americas	EMEA	APAC	Total
Goodwill as of September 30, 2017, gross	$773,384	$51,190	$16,955	$841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of September 30, 2017, net	204,183	51,190	11,271	266,644

Changes during the period	—	—	—	—

Goodwill as of June 30, 2018, gross	773,384	51,190	16,955	841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of June 30, 2018, net	$204,183	$51,190	$11,271	$266,644

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have three interest rate swap agreements outstanding, which we have designated as a cash flow hedge, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement (the "First Swap Agreement") has an amortizing notional amount, which was $300.0 million on June 30, 2018, and matures on September 30, 2019, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin). The remaining two interest rate swap agreements (the “Remaining Swap Agreements”), entered into on May 14, 2018, have variable notional amounts which initially will increase in amount approximately equal to amortization of the notional amount of the First Swap Agreement and then amortize thereafter. The Remaining Swap Agreements totaled $140.5 million on June 30, 2018, and mature on February 26, 2021, giving us the contractual right to pay a fixed interest rate of 2.79% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin).

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended June 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of June 30, 2018, we expect to reclassify $0.7 million from accumulated other comprehensive gain and the related deferred tax to earnings as a decrease to interest expense over the next 12 months when the underlying hedged item impacts earnings.

Non-Designated Derivatives

On October 3 and October 5, 2016, we entered into two foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. Both foreign currency forward contracts expired on December 28, 2016. On January 6, 2017, we entered into one foreign currency forward contract to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The foreign currency forward contract expired on March 30, 2017. The derivatives were not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income (loss), net line of our consolidated statement of earnings and comprehensive income. We did not have foreign currency forward contracts as of June 30, 2018 and September 30, 2017.

The following table summarizes the notional principal amounts at June 30, 2018, and September 30, 2017 of our outstanding interest rate swap agreements discussed above (in thousands).

	Derivative Notional
	June 30, 2018	September 30, 2017
Instruments designated as accounting hedges:
Interest rate swap contracts	$440,500	$375,000

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of June 30, 2018 and September 30, 2017 (in thousands).

		Fair Value
	Balance Sheet Locations	June 30, 2018	September 30, 2017
Instruments designated as accounting hedge:
Interest rate swap contracts	Other current assets	$730	$—
Interest rate swap contracts	Other assets	721	—
Interest rate swap contracts	Accrued expenses and other current liabilities	617	2,462
Interest rate swap contracts	Other liabilities	—	903

The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to interest expense on our consolidated statements of earnings and comprehensive income during the three and nine months ended June 30, 2018 and 2017 (in thousands).

	Location in Consolidated Statements of Earnings and Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,

Cash Flow Hedge		2018	2017	2018	2017
Interest rate swap contracts	Interest income (expense), net	$20	$(39)	$(841)	$(428)

Total interest expense, net presented in the consolidated statements of earnings and comprehensive income in which the above effects of cash flow hedges are recorded		$(12,717)	$(9,614)	$(36,520)	$(29,529)

The following table provides the effective portion of the amount of (loss) gain recognized in other comprehensive (loss) income (net of income taxes) for the three and nine months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,

Cash Flow Hedge	2018	2017	2018	2017
Interest rate swap contracts	$(91)	$(474)	$2,740	$1,976

The following table provides a summary of changes to our AOCI related to our cash flow hedging instrument (net of income taxes) during the three and nine months ended June 30, 2018 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Balance at beginning of period	$698	$(2,133)
Change in fair value of hedging instruments	(71)	1,899
Amounts reclassified to earnings	(20)	841
Net current period other comprehensive (loss) income	(91)	2,740
Balance at end of period	$607	$607

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated statements of earnings and comprehensive income for the three and nine months ended June 30, 2018 and 2017 (in thousands).

	Location in Consolidated Statements of Earnings and Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,
Instruments Not Designated As Hedging Instruments
		2018	2017	2018	2017
Foreign currency forward contracts	Other income, net	$—	$—	$—	$(1,843)

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

	June 30, 2018		September 30, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A facility	$365,000	$362,628	$380,000	$376,960
Term loan B facility	440,562	431,311	440,562	428,667
Revolving facility	81,500	81,500	55,000	55,000
Total long-term debt	$887,062	$875,439	$875,562	$860,627

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the nine months ended June 30, 2018. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of June 30, 2018 and September 30, 2017 (in thousands).

June 30, 2018	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedge:
Interest rate swap contracts	Other current assets	$730	$—	$730	$—
Interest rate swap contracts	Other assets	721	—	721	—
Interest rate swap contracts	Accrued expenses and other current liabilities	617	—	617	—

September 30, 2017	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instrument designated as accounting hedge:
Interest rate swap contract	Accrued expenses and other current liabilities	$2,462	$—	$2,462	$—
Interest rate swap contract	Other liabilities	903	—	903	—

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

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2018			September 30, 2017
	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount
Term loan A facility	$365,000	$(6,572)	$358,428	$380,000	$(7,562)	$372,438
Term loan B facility	440,562	(3,248)	437,314	440,562	(4,162)	436,400
Revolving facility	81,500	—	81,500	55,000	—	55,000
	887,062	(9,820)	877,242	875,562	(11,724)	863,838
Less: current portion	101,500	—	101,500	75,000	—	75,000
Non-current portion	$785,562	$(9,820)	$775,742	$800,562	$(11,724)	$788,838

Senior Secured Credit Facilities

The credit agreement, dated as of December 7, 2012 (as amended, the Credit Agreement), by and among the Company, Wesco Aircraft Hardware Corp. and the lenders and agents party thereto, which governs our senior secured credit facilities, provides for (1) a $400.0 million senior secured term loan A facility (the term loan A facility), (2) a $180.0 million revolving facility (the revolving facility) and (3) a $525.0 million senior secured term loan B facility (the term loan B facility). We refer to term loan A facility, the revolving facility and the term loan B facility, together, as the “Credit Facilities.” On November 2, 2017, we entered into the Sixth Amendment to the Credit Agreement (the Sixth Amendment). For additional information about the Sixth Amendment, see “—Sixth Amendment to Senior Secured Credit Facilities” below.

As of June 30, 2018, our outstanding indebtedness under our Credit Facilities was $887.1 million, which consisted of (1) $365.0 million of indebtedness under the term loan A facility, (2) $81.5 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of June 30, 2018, $98.5 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

During the nine months ended June 30, 2018, we borrowed $67.5 million under the revolving facility, and made our required quarterly payments of $15.0 million on our term loan A facility and voluntary prepayments totaling $41.0 million on our borrowings under the revolving facility.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of June 30, 2018, the interest rate for borrowings under the term loan A facility was 4.99%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of June 30, 2018, the interest rate for borrowings under the term loan B facility was 4.80%, which approximated the effective interest rate. We have an interest rate swap agreement relating to this indebtedness, which is described in greater detail in Note 5 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of June 30, 2018, the weighted-average interest rate for borrowings under the revolving facility was 4.95%.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Agreement contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As disclosed below in the description of the Sixth Amendment, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 6.00 for the quarter ending June 30, 2018. As of June 30, 2018, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.27. Based on our current covenants and forecasts, we expect to be in compliance for the one year period after August 2, 2018. For additional information about our Consolidated Total Leverage Ratio, including an overview of the applicable step-down schedule, see
“—Sixth Amendment to Senior Secured Credit Facilities” below.

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

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred debt issuance costs as of September 30, 2017	$7,562	$4,162	$3,676	$15,400
Deferred debt issuance costs for the Sixth Amendment	1,291	—	609	1,900
Amortization of deferred debt issuance costs	(2,281)	(914)	(1,104)	(4,299)
Deferred debt issuance costs as of June 30, 2018	$6,572	$3,248	$3,181	$13,001

UK Line of Credit

Our subsidiary, Wesco Aircraft EMEA, Ltd., has a £5.0 million ($6.6 million based on the June 30, 2018 exchange rate) line of credit that automatically renews annually on October 1 (the UK line of credit). The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of June 30, 2018, the full £5.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 7. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$10,754	$(229,608)	$25,380	$(199,059)
Foreign currency translation loss	(3,015)	1,434	(1,731)	(6,698)
Unrealized gain on cash flow hedging instruments	(91)	(474)	2,740	1,976
Total comprehensive income (loss)	$7,648	$(228,648)	$26,389	$(203,781)

Note 8. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of both outstanding stock options and restricted stock, if any, calculated using the treasury stock method. Assumed proceeds from in-the-money awards are calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income (loss) per share for the three and nine months ended June 30, 2018 and 2017 (dollars in thousands except share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$10,754	$(229,608)	$25,380	$(199,059)
Basic weighted average shares outstanding	99,180,632	98,869,675	99,137,710	98,558,330
Dilutive effect of stock options and restricted stock	558,585	—	258,903	—
Dilutive weighted average shares outstanding	99,739,217	98,869,675	99,396,613	98,558,330
Basic net income (loss) per share	$0.11	$(2.32)	$0.26	$(2.02)
Diluted net income (loss) per share	$0.11	$(2.32)	$0.26	$(2.02)

For the three months ended June 30, 2018 and 2017, respectively, 2,367,729 and 3,150,564 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect. For the nine months ended June 30, 2018 and 2017, respectively, 2,874,825 and 2,715,563 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect.

Note 9. Segment Reporting

We are organized based on geographical location. We conduct our business through three reportable segments: the Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific).

We evaluate segment performance based primarily on segment income from operations. Each segment reports its results of operations and makes requests for capital expenditures and working capital needs to our chief operating decision-maker (CODM). Our Chief Executive Officer serves as our CODM.

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended June 30, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$333,602	$66,728	$10,029	$—	$410,359
Income (loss) from operations	35,979	4,749	332	(11,732)	29,328
Interest expense, net	(11,115)	(1,578)	(24)	—	(12,717)
Capital expenditures	997	75	28	—	1,100
Depreciation and amortization	6,417	863	88	—	7,368

	Three Months Ended June 30, 2017
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$290,663	$65,898	$7,346	$—	$363,907
Income (loss) from operations	(285,277)	5,397	(1,960)	(5,379)	(287,219)
Interest expense, net	(8,688)	(900)	(26)	—	(9,614)
Capital expenditures	1,122	1,490	10	—	2,622
Depreciation and amortization	6,430	844	66	—	7,340

	Nine Months Ended June 30, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$936,367	$199,113	$28,153	$—	$1,163,633
Income (loss) from operations	96,867	16,731	2,607	(29,109)	87,096
Interest expense, net	(32,706)	(3,739)	(75)	—	(36,520)
Capital expenditures	3,367	475	167	—	4,009
Depreciation and amortization	19,076	2,598	235	—	21,909

	Nine Months Ended June 30, 2017
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$851,626	$194,237	$22,014	$—	$1,067,877
Income (loss) from operations	(236,174)	22,072	(76)	(14,587)	(228,765)
Interest expense, net	(26,896)	(2,559)	(74)	—	(29,529)
Capital expenditures	4,520	2,287	24	—	6,831
Depreciation and amortization	18,268	2,352	192	—	20,812

	As of June 30, 2018
	Americas	EMEA	APAC	Consolidated
Total assets	$1,522,008	$254,442	$53,942	$1,830,392
Goodwill	204,183	51,190	11,271	266,644

	As of September 30, 2017
	Americas	EMEA	APAC	Consolidated
Total assets	$1,436,840	$275,445	$41,822	$1,754,107
Goodwill	204,183	51,190	11,271	266,644

Note 10.  Income Taxes

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
(Provision) benefit for income taxes	$(6,096)	$66,969	$(25,587)	$58,946
Effective tax rate	36.2%	22.6%	50.2%	22.8%

For the three months ended June 30, 2017, we recorded a consolidated pre-tax loss of $296.6 million which resulted in an income tax benefit yielding an effective tax rate of 22.6%. For the three months ended June 30, 2018, our effective tax rate was 36.2% which reflects (i) an increase in the proportion of pre-tax income from the U.S. with a higher tax rate than foreign jurisdictions, (ii) the accrual of interest expense with respect to an uncertain tax position and (iii) an unfavorable provisional tax adjustment related to the remeasurement of deferred tax assets. The 13.6 percentage point increase of the effective tax rate compared to the same period in the prior year resulted primarily from (i) a $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes resulting in a lower income tax benefit and (ii) the establishment of a $10.6 million valuation allowance with respect to deferred tax assets for foreign tax credits resulting in a lower income tax benefit, both of which occurred during the three months ended June 30, 2017. The difference in effective tax rates between years was partially offset in the current year by a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Cuts and Jobs Act (the Tax Act). The tax rate change became effective as of January 1, 2018 and therefore favorably impacts only a portion of our fiscal year ending September 30, 2018.

For the nine months ended June 30, 2017, we recorded a consolidated pre-tax loss of $258.0 million which resulted in an income tax benefit yielding an effective tax rate of 22.8%. For the nine months ended June 30, 2018, our effective tax rate was 50.2%. The 27.4 percentage point increase of the effective tax rate compared to the same period in the prior year resulted primarily from (i) a $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes resulting in a lower income tax benefit and (ii) the establishment of a $10.6 million valuation allowance with respect to deferred tax assets for foreign tax credits resulting in a lower income tax benefit, both of which occurred during the nine months ended June 30, 2017 as well as (iii) an unfavorable provisional tax adjustment related to the enactment of the Tax Act, as further described below, which occurred during the nine months ended June 30, 2018. The difference in effective tax rates between years was partially offset in the current year by a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Act. The tax rate change became effective as of January 1, 2018 and therefore favorably impacts only a portion of our fiscal year ending September 30, 2018.

For the three months ended December 31, 2017, the Company recorded as a result of the Tax Act (1) a provisional $37.7 million of charge to tax expense related to the remeasurement of deferred tax assets and liabilities, (2) a provisional $37.7 million tax benefit related to the partial reversal of a deferred tax liability for unremitted foreign earnings and (3) a provisional $9.1 million charge to tax expense related to the imposition of a one-time repatriation tax on accumulated earnings of our foreign subsidiaries. For the three months ended June 30, 2018, the Company reported a $0.2 million unfavorable adjustment related to the remeasurement of deferred tax assets and liabilities. The determination of the impact of the income tax effects of the items reflected as provisional amounts may change, possibly materially, following review of historical records, refinement of calculations, modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. The Company will report revised provisional amounts in accordance with SAB 118 when additional information and guidance has become available.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on November 29, 2017 (the 2017 Form 10-K), as supplemented by Part II, Item 1A. “Risk Factors” in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2017 and March 31, 2018, which were filed with the SEC on February 9, 2018 (the Q1 2018 10-Q) and May 4, 2018 (the Q2 2018 10-Q), respectively, and “—Cautionary Note Regarding Forward-Looking Statements." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Military Aerospace Market

Military production has fluctuated for many aircraft programs in the past few years. We believe the diversity of the military aircraft programs we support can help mitigate the impact of new program delays, changes or cancellations. In particular, we believe the services we provide the Joint Strike Fighter program will benefit our business as production for that program increases. Increased sales for other established aircraft programs that directly benefit from such changes also help moderate build-rate declines.

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

If any of our customers are acquired or controlled by a company that elects not to utilize our services, or attempt to implement in-sourcing initiatives including through the acquisition of any of our competitors, it could have a negative effect on our strategy to mitigate fluctuations in our net sales. Additionally, although we derive a significant portion of our net sales from the building of new commercial and military aircraft, we have not typically experienced extreme fluctuations in our net sales when sales for an individual aircraft program decrease, which we believe is attributable to our diverse base of customers and programs.

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

Our gross margins also may be affected by expense we record to write-down excess and obsolete inventory. As also described below under “—Fluctuations in Cash Flow”, our inventory purchases and inventory levels are affected by several variables including expected sales demand and fluctuations in our markets, as well as supply factors including product availability, supplier delivery lead times, supplier manufacturing capacity constraints, purchase prices including volume discounts, and supplier delivery performance. As we endeavor to mitigate our exposure to excess and obsolete inventory, our purchase and inventory strategies consider all these variables.

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

Inventory fluctuations may also be attributable to general industry trends. Factors that may contribute to fluctuations in inventory levels in the future could include (1) strategic purchases (a) to take advantage of favorable pricing, (b) made in anticipation of the expected industry growth cycle, (c) to support new customer Contracts or (d) to acquire high-volume products that are typically difficult to obtain in sufficient quantities; (2) changes in supplier lead times and the timing of inventory deliveries; (3) purchases made in anticipation of future growth; and (4) purchases made in connection with the expansion of existing Contracts. While effective inventory management is an ongoing challenge, we continue to take steps to enhance the sophistication of our procurement practices to mitigate the negative impact of inventory buildups on our cash flow.

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter to quarter. These fluctuations are primarily driven by changes, from quarter to quarter, in the timing of sales within the quarter and variation in the time required to collect the payments. The completion of customer Contracts and related payment terms can also contribute to these quarter-to-quarter fluctuations. Similarly, our accounts payable may fluctuate from quarter to quarter, which is primarily driven by the timing of purchases or payments made to our suppliers.

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

Income (loss) from Operations

Income (loss) from operations is the result of subtracting the cost of sales and selling, general and administrative (SG&A) expenses from net sales, and is used primarily to evaluate our performance and profitability.

The principal component of our cost of sales is product cost, which was 94.4% and 94.3% of our total cost of sales for the three months ended June 30, 2018 and 2017, respectively, and 94.4% of our total cost of sales for both the nine months ended June 30, 2018 and 2017. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and physical inventory adjustment charges.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the provision, if any, for excess and obsolete (E&O) inventory. The inventory provision is calculated to write-down the value of excess and obsolete inventory to its net realizable value. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O inventory policy, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventories” in the 2017 Form 10-K. During the three months ended June 30, 2018 and 2017, we recorded charges to cost of sales of $6.2 million and $3.8 million, respectively, and during the nine months ended June 30, 2018 and 2017, we recorded charges to cost of sales of $10.9 million and $9.1 million, respectively, for the E&O provision and related items.

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

Other Income, Net.  Other income, net is primarily comprised of foreign exchange gain or loss associated with transactions denominated in currencies other than the respective functional currency of the reporting subsidiary.

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

Results of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
Consolidated Results of Operations	2018	2017	2018	2017
	(dollars in thousands)
Net sales	$410,359	$363,907	$1,163,633	$1,067,877

Gross profit	$104,197	$90,208	$304,356	$274,420
Selling, general & administrative expenses	74,869	66,313	217,260	192,071
Goodwill impairment charge	—	311,114		311,114
Income (loss) from operations	29,328	(287,219)	87,096	(228,765)
Interest expense, net	(12,717)	(9,614)	(36,520)	(29,529)
Other income, net	239	256	391	289
Income (loss) before income taxes	16,850	(296,577)	50,967	(258,005)
(Provision) benefit for income taxes	(6,096)	66,969	(25,587)	58,946
Net income (loss)	$10,754	$(229,608)	$25,380	$(199,059)

(as a percentage of net sales, numbers rounded)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Net sales	100%	100%	100.0%	100.0%

Gross profit	25.4%	24.8%	26.2%	25.7%
Selling, general & administrative expenses	18.3%	18.2%	18.7%	18.0%
Goodwill impairment charge	—	85.5%	—%	29.1%
Income (loss) from operations	7.1%	(78.9)%	7.5%	(21.4)%
Interest expense, net	(3.1)%	(2.6)%	(3.1)%	(2.8)%
Other income, net	0.1%	—%	—%	—%
Income (loss) before income taxes	4.1%	(81.5)%	4.4%	(24.2)%
(Provision) benefit for income taxes	(1.5)%	18.4%	(2.2)%	5.6%
Net income (loss)	2.6%	(63.1)%	2.2%	(18.6)%

Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017

Net Sales

Consolidated net sales increased $46.5 million, or 12.8% to $410.4 million for the three months ended June 30, 2018 compared to $363.9 million for the same period in the prior year. The $46.5 million increase was largely due to an increase in chemical product sales and Contract sales of hardware products, which together added $29.5 million of net sales and reflect both new business and a net increase for existing Contracts, partially offset by declines from Contract expirations. Ad hoc sales for the three months ended June 30, 2018 also increased $17.0 million when compared with the same period in the prior year, reflecting growth at several key customers. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the three months ended June 30, 2018 as compared to 24% and 76%, respectively, for the same period in the prior year. The $46.5 million increase in net sales included one-time sales of $10.8 million related to contract claims.

Income (Loss) from Operations

Consolidated income from operations increased $316.5 million to $29.3 million for the three months ended June 30, 2018 compared to a loss of $287.2 million for the same period in the prior year. The $316.5 million increase in income from operations resulted primarily from a non-cash goodwill impairment charge of $311.1 million in the three months ended June 30, 2017. Excluding the goodwill impairment charge, income from operations increased $5.4 million compared with the same period in the prior year. The $5.4 million increase is comprised of higher gross profit of $14.0 million, partially offset by an increase in SG&A expenses of $8.6 million. Excluding the goodwill impairment charge, income from operations as a percentage of net sales increased 0.6 percentage points compared with the same period in the prior year.

The higher gross profit was primarily driven by increases in Ad Hoc, hardware Contract and chemical product sales compared with the same period in the prior year. Average gross margins increased 0.6 percentage points, primarily due to a stronger sales mix and higher margins on ad hoc and hardware Contract sales, partially offset by lower chemical margins, compared with the same period in the prior year.

The $8.6 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $2.9 million, professional fees of $5.0 million and stock-based compensation expense of $1.9 million. The higher payroll and other personnel related costs were due in part to increased staffing in the second half of fiscal 2017 to implement new sales contracts and to improve overall service to customers. Higher professional fees primarily reflected costs for outside consultants assisting with the Company’s previously announced “Wesco 2020” initiative, which is designed to broaden and institutionalize improvements already made to the business during fiscal 2018 and further improve the Company’s service excellence, inventory management, productivity and profitability. These increases were partially offset by $1.5 million of lower expense for rent, travel expense and restructuring. SG&A as a percent of sales increased 0.1 percentage point.

Changes in unallocated corporate costs are included above, which were $6.4 million higher than the three months ended June 30, 2017 primarily driven by increases in professional fees of $5.2 million mainly reflecting costs for outside consultants assisting with the Company's "Wesco 2020" initiative and $1.0 million higher expense for stock-based compensation and payroll and other personnel related costs.

Interest Expense, Net

Interest expense, net was $12.7 million for the three months ended June 30, 2018 compared to $9.6 million for the same period in the prior year. The increase was primarily due to an increase in both short-term borrowings and interest rates.

(Provision) benefit for Income Taxes

The income tax provision for the three months ended June 30, 2018 was $6.1 million, compared to $67.0 million income tax benefit for the same period in the prior year. For the three months ended June 30, 2017, we recorded a consolidated pre-tax loss of $296.6 million which resulted in an income tax benefit yielding an effective tax rate of 22.6%. For the three months ended June 30, 2018, our effective tax rate was 36.2% which reflects (i) an increase in the proportion of pre-tax income from the U.S. with a higher tax rate than foreign jurisdictions, (ii) the accrual of interest expense with respect to an uncertain tax position and (iii) an unfavorable provisional tax adjustment related to the remeasurement of deferred tax assets. The 13.6 percentage point increase of the effective tax rate compared to the same period in the prior year resulted primarily from (i) a $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes resulting in a lower income tax benefit and (ii) the establishment of a $10.6 million valuation allowance with respect to deferred tax assets for foreign tax credits resulting in a lower income tax benefit, both of which occurred during the three months ended June 30, 2017. The difference in effective tax rates between years was partially offset by a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Act. The tax rate change became effective as of January 1, 2018 and therefore favorably impacts only a portion of our fiscal year ending September 30, 2018.

Net Income (Loss)

Net income for the three months ended June 30, 2018 was $10.8 million, compared to a net loss of $229.6 million for the same period in the prior year. The increase in net income primarily reflects a goodwill impairment charge of $311.1 million in the three months ended June 30, 2017, as well as a current year increase in gross profit of $14.0 million, partially offset by a current year increase in SG&A expenses of $8.6 million, higher interest expense of $3.1 million and an increase in the income tax provision, as discussed above.

Nine Months Ended June 30, 2018 compared with Nine Months Ended June 30, 2017

Net Sales

Consolidated net sales increased $95.8 million, or 9.0%, to $1,163.6 million for the nine months ended June 30, 2018, compared to $1,067.9 million for the same period in the prior year. The $95.8 million increase was largely due to an increase in both chemical product sales and Contract sales for hardware products, which together added $64.4 million of net sales and reflect both new business and a net increase for existing Contracts, partially offset by declines from Contract expirations. Ad hoc sales were also higher, increasing $31.4 million when compared with the same period in the prior year, reflecting growth at several key customers. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the nine months ended June 30, 2018, which was unchanged from the same period in the prior year. The $95.8 million increase in net sales included one-time sales of $10.8 million related to contract claims.

Income (loss) from Operations

Consolidated income from operations increased $315.9 million to $87.1 million for the nine months ended June 30, 2018, compared to a loss from operations of $228.8 million for the same period in the prior year. The $315.9 million increase in income from operations resulted primarily from a non-cash goodwill impairment charge of $311.1 million in the three months ended June 30, 2017. Excluding the goodwill impairment charge, income from operations increased $4.8 million compared with the same period in the prior year. The $4.8 million increase is comprised of higher gross profit of $30.0 million which was partially offset by an increase in SG&A expenses of $25.2 million. Excluding the goodwill impairment charge, income from operations as a percentage of net sales declined 0.2 percentage points compared with the same period in the prior year.

The increase in gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales compared with the same period in the prior year. Average gross margins increased 0.5 percentage points, primarily due to higher margins on ad hoc sales and a stronger sales mix, partially offset by lower margins on chemical product sales, compared with the same period in the prior year.

The $25.2 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $12.5 million, professional fees of $11.5 million, depreciation expense of $1.1 million, bad debt expense of $0.8 million, rent of $0.3 million and stock-based compensation expense of $0.3 million. The higher payroll and other personnel related costs were due in part to increased staffing in the second half of fiscal 2017 to implement new Contracts and to improve overall service to customers. Higher professional fees primarily reflect costs for outside consultants assisting with the Company's "Wesco 2020" initiative. These increases were partially offset by lower IT related costs of $0.5 million and restructuring costs of $0.6 million. Higher SG&A costs are reflected in a 0.7 percentage point increase in SG&A measured as a percent of net sales.

Changes in unallocated corporate costs are included above, which were $14.5 million higher than the nine months ended June 30, 2017, primarily driven by increases in professional fees of $11.5 million mainly reflecting costs for outside consultants assisting with the Company's "Wesco 2020" initiative, payroll and other personnel related costs of $1.4 million and stock-based compensation expense of $1.1 million.

Interest Expense, Net

Interest expense, net was $36.5 million for the nine months ended June 30, 2018, compared to $29.5 million for the same period in the prior year. The increase was primarily due to both higher short-term borrowings and interest rates, partially offset by a lower amortization of deferred debt issuance costs when compared with the same period in the prior year which included a $2.3 million write off of deferred debt issuance costs.

(Provision) benefit for Income Taxes

The income tax provision for the nine months ended June 30, 2018 was $25.6 million, compared to $58.9 million income tax benefit for the same period in the prior year. For the nine months ended June 30, 2017, we recorded a consolidated pre-tax loss of $258.0 million which resulted in an income tax benefit yielding an effective tax rate of 22.8%. For the nine months ended June 30, 2018, our effective tax rate was 50.2%. The 27.4 percentage point increase of the effective tax rate compared to the same period in the prior year resulted primarily from (i) a $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes resulting in a lower income tax benefit and (ii) the establishment of a $10.6 million valuation allowance with respect to deferred tax assets for foreign tax credits resulting in a lower income tax benefit, both of which occurred during the nine months ended June 30, 2017 as well as (iii) an unfavorable provisional tax adjustment related to the enactment of the Tax Act which occurred during the nine months ended June 30, 2018. The difference in effective tax rates between years was partially offset in the current year by a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Act. The tax rate change became effective as of January 1, 2018 and therefore favorably impacts only a portion of our fiscal year ending September 30, 2018.

Net Income (Loss)

Net income for the nine months ended June 30, 2018 was $25.4 million, compared to a net loss of $199.1 million for the same period in the prior year. The increase in net income was primarily driven by a non-repeating goodwill impairment charge of $311.1 million in the nine months ended June 30, 2017 and a current year increase in gross profit of $30.0 million, partially offset by current year increases in SG&A expenses of $25.2 million, interest expense of $7.0 million and the provision for income taxes, as discussed above.

Americas Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
Americas Results of Operations	2018	2017	2018	2017
	(dollars in thousands)
Net sales	$333,602	$290,663	$936,367	$851,626

Gross profit	$85,532	$71,246	$244,863	$214,431
Selling, general & administrative expenses	49,553	48,120	147,996	142,202
Goodwill impairment charge	—	308,403	—	308,403
Income (loss) from operations	$35,979	$(285,277)	$96,867	$(236,174)

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%	100%

Gross profit	25.6%	24.5%	26.2%	25.2%
Selling, general & administrative expenses	14.8%	16.6%	15.9%	16.7%
Goodwill impairment charge	—%	106.1%	—%	36.2%
Income (loss) from operations	10.8%	(98.1)%	10.3%	(27.7)%

Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017

Net Sales

Net sales for our Americas segment increased $42.9 million, or 14.8%, to $333.6 million for the three months ended June 30, 2018, compared to $290.7 million for the same period in the prior year. The $42.9 million increase in net sales for the three months ended June 30, 2018 was due primarily to an increase in ad hoc sales, chemical product sales and Contract sales of hardware products. The $42.9 million increase in net sales included one-time sales of $10.8 million related to contract claims.

Income (Loss) from Operations

Income from operations increased $321.3 million to $36.0 million for the three months ended June 30, 2018, compared to a loss from operations of $285.3 million for the same period in the prior year. The $321.3 million increase in income from operations primarily resulted from a non-cash goodwill impairment charge of $308.4 million in the three months ended June 30, 2017. Excluding the goodwill impairment charge, income from operations increased $12.9 million compared with the same period in the prior year. The $12.9 million increase is comprised of higher gross profit of $14.3 million, offset partially by an increase in SG&A expenses of $1.4 million. Excluding the goodwill impairment charge, income from operations as a percentage of net sales increased 2.9 percentage points, compared with the same period in the prior year.

The $14.3 million increase in gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales compared with the same period in the prior year. Average gross margins increased 1.1 percentage points, due primarily to higher margins for ad hoc sales, offset partially by lower margins for chemical product sales compared with the same period in the prior year.

The $1.4 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $1.6 million and stock-based compensation expense of $1.2 million. These increases were partially offset by $1.3 million decline in rent, travel and restructuring. The increase in payroll and other personnel related costs was due in part to increased staffing required to implement new Contracts and improve overall service to customers. SG&A as a percent of net sales declined 1.8 percentage points.

Nine Months Ended June 30, 2018 compared with Nine Months Ended June 30, 2017

Net Sales

Net sales for our Americas segment increased $84.7 million, or 10.0%, to $936.4 million for the nine months ended June 30, 2018, compared to $851.6 million for the same period in the prior year. The $84.7 million increase in net sales for the nine months ended June 30, 2018 was due primarily to an increase in ad hoc sales, chemical product sales and Contract sales of hardware products. The $84.7 million increase in net sales included one-time sales of $10.8 million related to contract claims.

Income (Loss) from Operations

Income from operations increased $333.0 million to $96.9 million for the nine months ended June 30, 2018, compared to a loss from operations of $236.2 million for the same period in the prior year. The $333.0 million increase in income from operations primarily resulted from a non-cash goodwill impairment charge of $308.4 million in the three months ended June 30, 2017. Excluding the goodwill impairment charge, income from operations increased $24.6 million compared with the same period in the prior year. The $24.6 million increase is comprised of higher gross profit of $30.4 million partially offset by an increase in SG&A expenses of $5.8 million. Excluding the goodwill impairment charge, income from operations as a percentage of net sales increased 1.8 percentage points compared with the same period in the prior year.

The $30.4 million increase in gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales compared with the same period in the prior year. Average gross margins increased 1.0 percentage point, due primarily to higher margins for ad hoc and hardware Contract sales, offset partially by lower margins for chemical product sales, compared with the same period in the prior year.

The $5.8 million increase in SG&A expenses reflected increases in payroll and other personnel related costs of $6.9 million, bad debt expense of $1.0 million and depreciation expense of $0.8 million. These increases were partially offset by lower stock-based compensation expense of $0.8 million, IT related costs of $0.5 million, restructuring costs of $0.2 million and net fluctuations of other SG&A expenses. The increase in payroll and other personnel related costs was due in part to increased staffing required to implement new Contracts and improve overall service to customers. SG&A as a percent of net sales declined 0.8 percentage points.

EMEA Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
EMEA Results of Operations	2018	2017	2018	2017
	(dollars in thousands)
Net sales	$66,728	$65,898	$199,113	$194,237

Gross profit	$16,571	$17,043	$52,354	$54,050
Selling, general & administrative expenses	11,822	11,646	35,623	31,978
Income from operations	$4,749	$5,397	$16,731	$22,072

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%	100%

Gross profit	24.8%	25.9%	26.3%	27.8%
Selling, general & administrative expenses	17.7%	17.7%	17.9%	16.4%
Income from operations	7.1%	8.2%	8.4%	11.4%

Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017

Net Sales

Net sales for our EMEA segment increased $0.8 million, or 1.3%, to $66.7 million for the three months ended June 30, 2018, compared to $65.9 million for the same period in the prior year. The higher net sales for the three months ended June 30, 2018, reflects an increase in chemical sales, which was offset partially by a decline in hardware Contract sales compared with the same period in the prior year.

Income from Operations

Income from operations declined $0.7 million, or 12.0%, to $4.7 million for the three months ended June 30, 2018, compared to $5.4 million for the same period in the prior year. The $0.7 million decline in income from operations was comprised of a decline in gross profit of $0.5 million and an increase in SG&A expenses of $0.2 million. Income from operations as a percentage of net sales was 7.1% for the three months ended June 30, 2018, compared to 8.2% for the same period in the prior year, a decline of 1.1 percentage points.

The $0.5 million decline in gross profit was primarily driven by lower hardware Contract sales, partially offset by increases in ad hoc and chemical sales compared with the same period in the prior year. Average gross margins declined 1.1 percentage points, due primarily to lower margins on Contract sales of hardware products, partially offset by higher margins for chemical product and ad hoc sales compared with the same period of the prior year.

The $0.2 million increase in SG&A expenses was due to an increase in the exchange rate between the British Pound and the U.S. dollar contributing to $0.7 million increase in SG&A expenses compared with the same period of the prior year. The $0.7 million increase was partially offset by a lower restructuring costs of $0.3 million and travel expense of $0.2 million compared with the same period in the prior year. SG&A as a percent of net sales remained unchanged compared with the same period in the prior year.

Nine Months Ended June 30, 2018 compared with Nine Months Ended June 30, 2017

Net Sales

Net sales for our EMEA segment increased $4.9 million, or 2.5%, to $199.1 million for the nine months ended June 30, 2018, compared to $194.2 million for the same period in the prior year. The increase in net sales for the nine months ended June 30, 2018 reflects higher chemical product sales, which was partially offset by a decline in hardware Contract sales.

Income from Operations

Income from operations declined $5.3 million, or 24.2%, to $16.7 million for the nine months ended June 30, 2018, compared to $22.1 million for the same period in the prior year. The $5.3 million decline in income from operations was comprised of a decrease in gross profit of $1.7 million and an increase in SG&A expenses of $3.6 million. Income from operations as a percentage of net sales was 8.4% for the nine months ended June 30, 2018, compared to 11.4% for the same period in the prior year, a decline of 3.0 percentage points.

The $1.7 million decline in gross profit was primarily driven by lower Contracts sales of hardware products and a weaker sales mix, partially offset by higher chemical product sales compared with the same period in the prior year. Average gross margins declined 1.5 percentage points, due primarily to a weaker sales mix and lower margins for Contract sales of hardware products and chemical product sales compared with the same period in the prior year.

The $3.6 million increase in SG&A expenses primarily reflected increases in payroll and other personnel related costs of $3.3 million and depreciation expense of $0.3 million compared with the same period in the prior year. The increase in exchange rate between the British Pound and the U.S. dollar contributed to an approximate $2.5 million increase in SG&A expenses compared with the same period of the prior year. SG&A as a percent of net sales increased 1.5 percentage points.

APAC Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
APAC Results of Operations	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Net sales	$10,029	$7,346	$28,153	$22,014

Gross profit	$2,094	$1,919	$7,139	$5,939
Selling, general & administrative expenses	1,762	1,168	4,532	3,304
Goodwill impairment charge	—	$2,711	—	2,711
Income (loss) from operations	$332	$(1,960)	$2,607	$(76)

	(as a percentage of net sales, numbers rounded)

Net sales	100%	100%	100%	100%

Gross profit	20.9%	26.1%	25.4%	27.0%
Selling, general & administrative expenses	17.6%	15.9%	16.1%	15.0%
Goodwill impairment charge	—%	36.9%	—%	12.3%
Income (loss) from operations	3.3%	(26.7)%	9.3%	(0.3)%

Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017

Net Sales

Net sales for our APAC segment increased $2.7 million, or 36.5%, to $10.0 million for the three months ended June 30, 2018, compared to $7.3 million for the same period in the prior year. The $2.7 million increase in net sales for the three months ended June 30, 2018 primarily reflects increases in Contract sales of hardware products and chemical sales, partially offset by a decrease in ad hoc sales compared with the same period in the prior year.

Income (Loss) from Operations

Income from operations increased $2.3 million to $0.3 million for the three months ended June 30, 2018, compared to a loss from operations of $2.0 million for the same period in the prior year. The $2.3 million increase in income from operations primarily resulted from a non-repeating goodwill impairment charge of $2.7 million in the three months ended June 30, 2017. Excluding the goodwill impairment charge, income from operations declined $0.4 million compared with the same period in the prior year. The $0.4 million decline is due primarily to an increase in SG&A expenses of $0.6 million, partially offset by an increase in gross profit of $0.2 million. Excluding the goodwill impairment charge, income from operations as a percentage of net sales declined 6.9 percentage points compared with the same period in the prior year.

The $0.2 million increase in gross profit was primarily driven by increases in Contract sales of hardware products and chemical product sales, offset by weaker mix of sales, compared with the same period in the prior year. Average gross margins declined 5.2 percentage points due primarily to lower margins for chemical product sales, Contract sales of hardware products and ad hoc sales compared with the same period in the prior year.

The $0.6 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs. SG&A as a percent of net sales increased 1.7 percentage points.

Nine Months Ended June 30, 2018 compared with Nine Months Ended June 30, 2017

Net Sales

Net sales for our APAC segment increased $6.1 million, or 27.9%, to $28.2 million for the nine months ended June 30, 2018, compared to $22.0 million for the same period in the prior year. The $6.1 million increase in net sales for the nine months ended June 30, 2018 primarily reflects an increase in ad hoc sales, and to a lesser degree, an increase in Contract sales of hardware products and chemical product sales.

Income (Loss) from Operations

Income from operations increased $2.7 million to $2.6 million for the nine months ended June 30, 2018, compared to a loss from operations of $0.1 million for the same period in the prior year. The $2.7 million increase in income from operations primarily resulted from a non-repeating goodwill impairment charge of $2.7 million in the three months ended June 30, 2017. Excluding the goodwill impairment charge, income from operations was unchanged when compared to the same period in the prior year. Gross profit increased $1.2 million, which was offset by an increase in SG&A expenses of $1.2 million. Excluding the goodwill impairment charge, income from operations as a percentage of net sales declined 2.7 percentage points compared with the same period in the prior year.

The $1.2 million increase in gross profit was primarily driven by increases in ad hoc sales and Contract sales of hardware products, a stronger sales mix and a lower E&O provision, partially offset by lower chemical product sales compared with the same period in the prior year. Average gross margins declined 1.6 percentage points due primarily to lower gross margins in ad hoc sales, Contract sales of hardware products and chemical product sales, offset partially by a stronger sales mix and a lower E&O provision, compared with the same period of the prior year.

The $1.2 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs. SG&A as a percent of net sales increased 1.1 percentage points.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $45.6 million and $61.6 million as of June 30, 2018 and September 30, 2017, respectively, of which $21.3 million, or 46.8%, and $48.7 million, or 79.0%, was held by our foreign subsidiaries as of June 30, 2018 and September 30, 2017, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of June 30, 2018 or September 30, 2017. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.

As previously disclosed, during the three months ended September 30, 2017, we reassessed the potential need to repatriate foreign earnings based on our current long-range outlook, the current imbalance between cash generated and used in the U.S. and the increase in the percentage of excess cash that must be used to repay debt under the Credit Agreement. We determined it was likely that we would, in the future, repatriate approximately $126.5 million of previously earned and undistributed earnings. Accordingly, we recognized a $38.7 million deferred tax liability for U.S. taxes that would become due upon such repatriation net of foreign tax credits estimated to be available in the years when we expected to repatriate the previously undistributed earnings. With the enactment of the Tax Act, we reduced the deferred tax liability by $37.7 million to $1.0 million during the three months ended December 31, 2017 (see Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q).

Our primary uses of cash currently are for:

•	operating expenses;
•	working capital requirements to fund the growth of our business;
•	capital expenditures that primarily relate to IT equipment and our warehouse operations; and
•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities”).

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it is necessary from time to time to borrow under our revolving facility to meet cash demands. Provided we are in compliance with applicable covenants, we can borrow up to $180.0 million on our revolving credit facility of which $98.5 million was available as of June 30, 2018. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see “—Credit Facilities” below. As of June 30, 2018, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents declined by $16.0 million during the nine months ended June 30, 2018. The decrease was primarily due to cash used in operating activities, offset partially by cash provided by financing activities.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended June 30,
Consolidated statements of cash flows data:	2018	2017
Net income (loss)	$25,380	$(199,059)
Adjustments to reconcile net income (loss) to net cash used in operating activities	43,819	290,174
Subtotal	69,199	91,115
Changes in assets and liabilities	(88,264)	(123,961)
Net cash used in operating activities	$(19,065)	$(32,846)

Net cash used in investing activities	(4,009)	(6,831)

Net cash provided by financing activities	7,330	20,283

Operating Activities

Our cash flows from operating activities fluctuates based on the level of profitability during the period as well as the timing of investments in inventory, collections of cash from our customers, payments of cash to our suppliers and other changes in working capital accounts, such as changes in our prepaid expenses and accrued liabilities or the timing of our tax payments.

Our operating activities used $19.1 million of cash in the nine months ended June 30, 2018, $13.7 million lower than the $32.8 million of cash used in operating activities for the same period in the prior year. The $13.7 million decline in net cash used in operating activities reflects a $21.9 million decline in cash provided from net income excluding non-cash items, which was more than offset by a series of year-over-year differences in balance sheet changes reducing cash used for operations by $35.6 million, which includes a smaller inventory increase of $23.8 million, a $14.8 million favorable difference in the change of accounts payable and a $28.1 million favorable difference in the balance change for remaining working capital assets and liabilities, including a $9.1 million non-cash provisional transition tax for our foreign earnings as part of our income tax provision for the nine months ended June 30, 2018. These favorable changes in our working assets and liabilities were offset partially by a $31.0 million unfavorable difference in the change of accounts receivable balance during the nine months ended June 30, 2018 as compared with the same period in the prior year. See Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion about the transition tax provision for our foreign earnings under the Tax Act.

Investing Activities

Our investing activities used $4.0 million of cash during the nine months ended June 30, 2018 as compared to $6.8 million used during the nine months ended June 30, 2017. Investing activities consist primarily of software development and implementation projects and the purchase of property and equipment.

Financing Activities

Our financing activities generated $7.3 million of cash during the nine months ended June 30, 2018, which consisted primarily of $67.5 million of short-term borrowings, partially offset by $41.0 million and $15.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, $2.2 million for repayments of our capital lease obligations and a $1.9 million payment for debt issuance costs (see Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q).

Our financing activities generated $20.3 million of cash during the nine months ended June 30, 2017, which consisted primarily of $60.0 million of short-term borrowings and $2.9 million of proceeds received in connection with the exercise of stock options, partially offset by $12.0 million for repayments of short-term borrowings, $15.0 million for repayments of long term debt and a voluntary prepayment of $1.3 million on term loan A facility. We also repaid $1.3 million in capital lease obligations and paid $12.8 million of debt issuance costs.

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

As of June 30, 2018, our outstanding indebtedness under our Credit Facilities was $887.1 million, which consisted of (1) $365.0 million of indebtedness under the term loan A facility, (2) $81.5 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of June 30, 2018, $98.5 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

As disclosed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 6.00 for the quarter ended June 30, 2018. In addition, the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) is 75%, provided that the Excess Cash Flow Percentage shall be reduced to (i) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (ii) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (iii) 0%, if the Consolidated Total Leverage Ratio is less than 2.50.

The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of June 30, 2018, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.27.

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

 The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part I, Item 1A. “Risk Factors” in the 2017 Form 10-K, as supplemented by both the Q1 2018 10-Q and the Q2 2018 10-Q, and the other documents we file from time to time with the SEC, including this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of the 2017 Form 10-K, as supplemented by the Q1 2018 10-Q and the Q2 2018 10-Q.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2018, we repurchased 2,541 shares of common stock in connection with shares surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan. We expended approximately $27,000 to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2018 - April 30, 2018	—	$—	—	$—
May 1, 2018 - May 31, 2018	2,541	10.50	—	—
June 1, 2018 - June 30, 2018	—	—	—	—
Total	2,541	$10.50	—	$—

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

Date: August 2, 2018	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Todd S. Renehan
Name: Todd S. Renehan
Title: Chief Executive Officer

Date: August 2, 2018	By:	/s/ Kerry A. Shiba
Name: Kerry A. Shiba
Title: Executive Vice President and Chief Financial Officer