Form 10-K
period 2018-09-30
Wesco Aircraft Holdings, Inc
filed 2018-11-16
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 29, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was approximately $669,796,000.
The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of November 8, 2018, was 99,557,885.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrants’ definitive proxy statement for the 2019 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of September 30, 2018. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

•	our ability to effectively compete in our industry;

•	risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes;

•	our ability to effectively manage our inventory;

•	our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost, while also meeting our customers' quality standards;

•	our ability to maintain effective information technology (IT) systems and effectively implement our new warehouse management system (WMS);

•	our ability to successfully execute and realize the expected financial benefits from our “Wesco 2020” initiative;

•	our ability to retain key personnel;

•	risks associated with our international operations, including exposure to foreign currency movements;

•	changes in trade policies;

•
risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill, excess and obsolete inventory and valuation allowance of our deferred tax assets) and legal proceedings;

•	changes in U.S. income tax law;

•	our dependence on third-party package delivery companies;

•	fuel price risks;

•	fluctuations in our financial results from period-to-period;

•	environmental risks;

•	risks related to the handling, transportation and storage of chemical products;

•	risks related to the aerospace industry and the regulation thereof;

•	risks related to our indebtedness; and

•	other risks and uncertainties.

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

ITEM 1.  BUSINESS

Company Overview

We are the world’s leading independent distributor and provider of comprehensive supply chain management services to the global aerospace industry, based on annual sales. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (JIT) delivery, chemical management services (CMS), third-party logistics (3PL) or fourth-party logistics (4PL) programs and point-of-use inventory management. We supply over 563,000 active stock-keeping units (SKUs), including C-class hardware, chemicals, electronic components, bearings, tools and machined parts. In fiscal 2018, sales of hardware including bearings and other products represented 50.9% of our net sales, sales of chemicals represented 41.8% of our net sales and sales of electronic components represented 7.3% of our net sales. We serve our customers under both (1) long-term contractual arrangements (Contracts), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements (LTAs) that typically set prices for specific products, and (2) ad hoc sales. In February 2014, we acquired 100% of the outstanding stock of Haas, a provider of chemical supply chain management services to the commercial aerospace, airline, military, automotive, energy, pharmaceutical and electronics sectors.

Founded in 1953 by the father of our current Chairman of the Board of Directors, we have grown to serve over 7,000 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers (OEMs) and their subcontractors, through which we support nearly all major Western aircraft programs, and also sell products to airline-affiliated and independent maintenance, repair and overhaul (MRO) providers. We also service customers in the automotive, energy, health care, industrial, pharmaceutical and space sectors. We have 3,069 employees and operate across 56 locations in 17 countries. The following charts illustrate the composition of our fiscal year 2018 net sales based on our sales data.

Our Products and Services

Our Products

We offer more than 563,000 active SKUs, which fall into the following product categories during the year ended September 30, 2018 (dollars in thousands):

		Hardware		Chemicals		Electronic Components		Bearings		Machined Parts and Tooling
Net product sales		$732,892		$656,959		$114,875		$36,212		$29,512

% of net product sales		46.7%		41.8%		7.3%		2.3%		1.9%

Types of products offered	•	Blind fasteners	•	Adhesives Sealants	•	Connectors	•	Airframe control	•	Brackets
	•	Panel fasteners		and tapes	•	Relays		bearings	•	Milled parts
	•	Bolts and screws	•	Lubricants	•	Switches	•	Rod ends	•	Shims
	•	Clamps	•	Oil and grease	•	Circuit breakers	•	Spherical Bearings	•	Stampings
	•	Hi lok pins and	•	Paints and coatings	•	Lighted products	•	Ball bearing	•	Turned parts
		collars	•	Industrial gases	•	Wire and cable	•	Needle roller	•	Welded assemblies
	•	Hydraulic fittings	•	Coolants and	•	Interconnect		bearings	•	Installation/
	•	Inserts		metalworking fluids		accessories	•	Bushings		removal tooling
	•	Lockbolts and	•	Cleaners and			•	Precision bearings
		collars		cleaning solvents
	•	Nuts
	•	Rivets
	•	Springs
	•	Valves
	•	Washers

Hardware

Sales of C-class aerospace hardware represented 47%, 47% and 48% of our fiscal 2018, 2017 and 2016 product sales, respectively. Fasteners, our largest category of hardware products, include a wide range of highly engineered aerospace parts that are designed to hold together two or more components, such as rivets (both blind and solid), bolts (including blind bolts), screws, nuts and washers. Many of these fasteners are designed for use in specific aircraft platforms and others can be used across multiple platforms. Materials used in the manufacture of these fasteners range from standard alloys, such as aluminum, steel or stainless steel, to more advanced materials, such as titanium, Inconel and Waspaloy.

Chemicals

Chemical sales represented 42%, 42% and 41% of our fiscal 2018, 2017 and 2016 product sales, respectively. Our chemical product offerings include adhesives; sealants and tapes; lubricants; oil and grease; paints and coatings; industrial gases; coolants and metalworking fluids; and cleaners and cleaning solvents.

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

Quality Assurance

Our quality assurance (QA) function is a key component of our service offering, with approximately 6% of our employees dedicated to this area. We believe we offer an industry-leading QA function as a result of our rigorous processes, sophisticated testing equipment and dedicated QA staff. Our superior QA performance is demonstrated by a comparison of our customers’ aggregate rejection rate of the products we deliver, which was 0.09% during fiscal 2018, to our rejection rate of the products we receive from our suppliers, which was 2.97% during fiscal 2018.

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

Before signing a JIT contract, our customers typically experience outages of many SKUs and, in some cases, have up to a year’s worth of inventory on hand for other SKU’s. As part of our JIT programs, we generally assume custody of the customer’s existing inventory at the onset of the contract, immediately reducing their management of their physical inventory on-hand with lower costs. Customer inventory is generally assumed on a consignment basis and is entered in our perpetual inventory system in a distinct customer-specific “virtual warehouse.” Software protocol in our IT systems requires the system to first “look” to a customer’s consigned inventory when parts replenishment is required. In certain cases, we can sell this consigned inventory to our base of over 7,000 other active customers around the world, gradually drawing down the customer’s inventory. As the consigned inventory for each SKU is exhausted, our stock of Wesco-sourced product is then used for replenishment.

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

Contracts

JIT Contracts.  JIT contracts, which include CMS contracts, are typically three to five years in length and are structured to supply the product requirement for specific SKUs, production lines or facilities. Given our direct involvement with JIT customers, volume requirements and purchasing frequency under these contracts is highly predictable. Under JIT contracts, customers commit to purchase specified products from us at a fixed price or a pass-through price, on an as needed basis, and we are often responsible for maintaining high levels of stock availability of those products. JIT contracts typically contain termination for convenience provisions, which generally allow our customers to terminate their contracts on short notice without meaningful penalties and often provide for us to be reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to our other customers. JIT customers often purchase products from us that are not covered under their contracts on an ad hoc basis. For additional information about our JIT supply chain management services, see “-Our Products and Services-Our Services-JIT Supply Chain Management and CMS.”

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

Backlog

We believe that sales backlog is not a relevant measure of our business, given the long-term nature of our Contracts with our customers.

Customers

We sell to over 7,000 active customers worldwide. During fiscal 2018, Lockheed Martin represented approximately 11% of our total net sales, consisting of multiple contracts across multiple independent programs such that no individual contract is material. Our top 10 customers collectively accounted for 49% of our total net sales during fiscal 2018.

During fiscal 2018, 76% of our net sales were derived from major OEMs, such as Airbus, Boeing, BAE Systems, Bell Helicopter, Bombardier, Cessna, Embraer, Gulfstream, Lockheed Martin, Northrop Grumman and Raytheon, and many of their subcontractors. Government sales comprised 14% of our net sales during fiscal 2018 and were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf. Aftermarket sales to airline-affiliated or independent MRO providers made up 5% of our fiscal 2018 net sales. The remaining 5% of our net sales were to other distributors.

During fiscal 2018, 55% of our net sales were derived from customers supporting commercial programs and 45% of our net sales were derived from customers supporting military programs. We also service international customers in markets that include Australia, Canada, China, France, Germany, India, Ireland, Israel, Italy, Malaysia, Mexico, Philippines, Poland, Saudi Arabia, Singapore, South Korea, Turkey and the United Kingdom. For additional information about our net sales and long-lived assets by geographic area, see Note 20 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Procurement

We source our inventory from over 6,000 suppliers globally, including Amphenol, Arconic, Consolidated Aerospace Manufacturing (CAM), Esterline, Henkel, Lisi Aerospace, PRC Desoto, Precision Castparts Corp., TriMas, and 3M. During fiscal 2018, Precision Castparts Corp. and Arconic supplied 12% and 8%, respectively, of the products we purchased. Suppliers typically prefer to deal with a relatively small number of large and sophisticated distributors in order to improve production efficiency; reduce finished goods inventory and related obsolescence costs; maintain pricing discipline; improve performance in meeting on-time-delivery targets to the end customers; and consolidate customer accounts, which can reduce administrative and overhead costs relating to sales and marketing, customer service and other functions. As a result of our size and our long-standing relationships with many of our suppliers, we are often able to take advantage of significant volume-based discounts when purchasing inventory. Given our industry position and close cooperation with suppliers, we believe that we are in an excellent position to become a distributor for new product lines as they become available.

Our management analyzes supply, demand, cost and pricing factors to make inventory investment decisions, which are facilitated by our highly customized IT systems, and we maintain close relationships with the leading suppliers in the industry.

Our strong understanding of the global aerospace industry is derived from our long-term relationships with major OEMs, subcontractors and suppliers. In addition, our direct insight into our customers’ production rates often allows us to detect industry trends. Furthermore, our ability to forecast demand, share inventory and usage information, and place purchase orders with our suppliers well in advance of our customer requirements can provide us with a distinct advantage in an industry where inventory availability is critical for customers that need specific products within a stipulated timeframe to meet their own production and delivery commitments. However, despite our expertise in this area, effective inventory management is an ongoing challenge, and we continue to take steps to enhance the effectiveness of our procurement practices and mitigate the negative impact of inventory builds on our cash flow. For additional information about the impact of inventory on our business, including our cash flows, see Part I, Item 1A. “Risk Factors-Risks Related to Our Business and Industry-We may be unable to effectively manage our inventory, which could have a material adverse effect on our business, financial condition and results of operations,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Other Factors Affecting Our Financial Results-Fluctuations in Cash Flow,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Inventories.”

Information Technology Systems

We have invested to build integrated, highly customized IT systems that enable our purchasing and sales organizations to make more informed decisions, our inventory management system to operate in an efficient manner and certain of our customers to make online purchases directly from us. Our primary scalable IT infrastructure is based on IBM and Oracle hardware and applications including the Oracle JD Edwards EnterpriseOne (JDE) enterprise resource planning (ERP) system and our proprietary chemical supply chain management system, tcmIS®, which was developed on the Oracle Enterprise database. These customized IT systems provide us visibility into quantities, stocking locations and purchases across our customer base by individual inventory item, enabling us to accurately fill an average of 16,000 orders per day and provide an exceptional level of customer service. These systems are fully capable of interfacing with external enterprise business systems. Additionally, we have developed functionality for JIT delivery, which can integrate directly into our customers’ manufacturing process. This functionality includes recognition of signals and actions to fill customer bins from hand-held scanners, min/max data or proprietary signals from a customer’s ERP system. JDE and tcmIS® also support our EDI functionality, which allows our system to interface with customers and suppliers, regardless of technology, data format or connectivity. tcmIS® also supports additional chemical-specific functionality, such as product labeling and Global Harmonized System compliance. We also continue to invest in our infrastructure and cyber-defense capabilities to enhance both availability and data protection.

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

Going forward, we will continue to evaluate our IT infrastructure and expect to undertake efforts to modernize our capabilities, particularly through investments in additional state of the art software and hardware that is designed to improve our ability to service our customers.

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

Employees

As of September 30, 2018, we employed 3,069 personnel worldwide, 1,035 of whom were located at customer sites. We have 839 employees located outside of North America. We are not a party to any collective bargaining agreements with our employees.

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

Environmental Matters

We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the handling, transportation, storage, treatment, disposal and remediation of hazardous substances, including potentially with respect to historical chemical blending and other activities that pre-dated our purchase of Haas. Actual or alleged violations of EHS laws or permit requirements could result in restrictions or prohibitions on operations and substantial civil or criminal sanctions, as well as, under some EHS laws, the assessment of strict liability and/or joint and several liability.

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

In addition, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. The European Union’s Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) regulations enacted in 2009 have been a continuing source of compliance obligations and restrictions on certain chemicals, and REACH-like regimes have now been adopted in several other countries. In the United States, the core provisions of the Toxic Substances Control Act (TSCA) were amended in June 2016 for the first time in nearly 40 years. Among the more significant changes are that these amendments mandate safety reviews of existing “high priority” chemicals and regulatory action to control any “unreasonable risks” identified as result of such reviews. The Environmental Protection Agency (EPA) also now must make a no “unreasonable risk” finding before a new chemical can be fully commercialized. These new mandates create uncertainty about whether existing chemicals of importance to our business may be designated for restriction and whether the new chemical approval process may become more difficult and costly to comply with. These types of changes in the Company’s regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products and provide supply chain management services to our customers. Such changes also could result in compliance obligations for us directly or as part of our supply chain management services to customers, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Finally, we have in the past sold products containing per-and polyfluoroalkyl substances (PFAS), including perfluorooctanoic acid (PFOA). Certain PFAS, including PFOA, have been targeted for risk assessment, restriction, and high priority remediation and have been the subject of ongoing and substantial litigation in the both the U.S. and European Union. We have not received any claims or enforcement actions from governments or third parties relating to PFOA or any other PFAS.

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

Risks Related to Our Business and Industry

We are directly dependent upon the condition of the aerospace industry, which is closely tied to global economic conditions, and if the aerospace industry or the U.S. or global economy were to experience a recession, our business, financial condition and results of operations could be negatively impacted.

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

During the year ended September 30, 2018, 45% of our net sales were related to military aircraft. The military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (DoD) budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. A decline in U.S. military expenditures could result in a reduction in military aircraft production, which could have a material adverse effect on our business, financial condition and results of operations.

In particular, military spending may be negatively impacted by the Budget Control Act of 2011 (the Budget Control Act), which was passed in August 2011. The Budget Control Act established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years, and also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits were exceeded. The impact of sequestration was reduced with respect to the government’s 2014 and 2015 fiscal years, in exchange for extending sequestration into fiscal years 2022 and 2023, following the enactment of the Bipartisan Budget Act of 2013 in December 2013. The impact of sequestration was further reduced with respect to the government’s 2016 and 2017 fiscal years, following the enactment of the Bipartisan Budget Act of 2015 in November 2015 and with respect to the government’s 2018 and 2019 fiscal years, following the enactment of the Bipartisan Budget Act of 2018 in February 2018. Sequestration is currently scheduled to resume in the government’s 2020 fiscal year. We are unable to predict the impact that the cuts associated with sequestration will ultimately have on funding for the military programs which we support. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors to review performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business.

Government rules require contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. If a contracting officer were to impose such a withholding on us or even one of our prime contractors, it would increase the risk that we would not be paid in full or paid timely. If future audit adjustments exceed our estimates, our profitability could be adversely affected.

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

Our top ten customers for the year ended September 30, 2018 accounted for 49% of our net sales. A reduction in purchasing by or loss of one of our larger customers for any reason, including changes in manufacturing or procurement practices, loss of a customer as a result of the acquisition of such customer by a purchaser who does not fully utilize a distribution model or uses a competitor, in-sourcing by customers, a transfer of business to a competitor, an economic downturn, failure to adequately service our clients or to manage the implementation of new customer sites, decreased production or a strike, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, major OEMs have recently indicated that they are pursuing initiatives to increase the services portion of their business. These initiatives could lead to greater in-sourcing on the part of the OEMs, which could adversely affect a portion of our sales to the OEMs and their suppliers.

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

In addition, we face competition for our Contract customers from both competitors in our industry (including OEMs who are increasing the services portion of their business) and the in-sourcing of supply-chain management by our customers themselves. If any of our Contract customers decides to in-source the services we provide or switches to one of our competitors, we would be adversely affected.

We do not have guaranteed future sales of the products we sell and when we enter into Contracts with our customers we generally take the risk of certain cost increases, and our business, financial condition, results of operations and operating margins may be negatively affected if we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new Contracts or our Contracts are terminated.

A majority of our Contracts are long-term, fixed-price agreements with no guarantee of future sales volumes, and they may be terminated for convenience on short notice by our customers, often without meaningful penalties, and often provide that we are reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to our other customers. In addition, we purchase inventory based on our forecasts of anticipated future customer demand. As a result, we may take the risk of having excess inventory if our customers do not place orders consistent with our forecasts, particularly with respect to inventory that has a more limited shelf-life. Also, even though we often enter into long-term pricing agreements with our suppliers, we do run the risk of not being able to pass along or otherwise recover unexpected increases in our product costs, including as a result of commodity price increases and tariffs, which may increase above our established prices at the time we entered into the Contract and established prices for products we provide. When we are awarded new Contracts, particularly JIT contracts, we may incur high costs, including salary and overtime costs, to hire and train on-site personnel, in the start-up phase of our performance. In the event that we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new Contracts or our Contracts are terminated, our business, financial condition, results of operations and operating margins could be negatively affected.

We may be unable to effectively manage our inventory, which could have a material adverse effect on our business, financial condition and results of operations.

Due to the lead times required by many of our suppliers, we typically order products, particularly hardware products, in advance of expected sales, and the volume of such orders may be significant. Lead times generally range from several weeks up to two years, depending on industry conditions, which makes it difficult to successfully manage our inventory as we plan for future demand. In addition, demand for our products can fluctuate significantly, which can also negatively impact our cash flows and inventory level. For example, in the three months ended September 30, 2015, we determined that inventory previously purchased in connection with a specific program that was subsequently terminated had no alternative use, and we recorded a provision to write-down such inventory by $33.0 million.

If suppliers are unable to supply us with the products we sell in a timely manner, inadequate quantities and/or at a reasonable cost, while also meeting our customers' quality standards, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our inventory is primarily sourced directly from producers and manufacturing firms, and we depend on the availability of large supplies of the products we sell, which must also meet our customers' quality standards. Our largest suppliers for the year ended September 30, 2018 were Precision Castparts Corp. and Arconic. During fiscal 2018, 12% of the products we purchased were from Precision Castparts Corp. and 8% were purchased from Arconic. In addition, our ten largest suppliers during fiscal 2018 accounted for 40% of our purchases. These manufacturers and producers may experience capacity constraints that result in their being unable to supply us with products in a timely manner, in adequate quantities and/or at a reasonable cost. Contributing factors to manufacturer capacity constraints include, among other things, industry or customer demands in excess of manufacturing capacity, labor shortages and changes in raw material flows. In addition, changes in trade policies, such as the imposition of additional tariffs on certain products imported into the United States, could result in increased procurement costs. Any significant interruption in the supply of these products or termination of our relationship with any of our suppliers could result in us being unable to meet the demands of our customers, which would have a material adverse effect on our business, financial condition and results of operations.

Our business is highly dependent on complex information technology and our business and operations could suffer in the event of cyber-security breaches.

The provision and application of IT is an increasingly critical aspect of our business. Among other things, our IT systems must frequently interact with those of our customers, suppliers and logistics providers. Our future success will depend on our continued ability to employ IT systems that drive operational efficiency and meet our customers’ demands. The failure or disruption of the hardware or software that supports our IT systems, including redundancy systems, could significantly harm our ability to service our customers and cause economic losses for which we could be held liable and which could damage our reputation. In addition, we are subject to the risk of cyber-security attacks, which includes, but is not limited to, malicious software, ransomware or terrorists attacks, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us, our customers and our suppliers and other cyber-security breaches. A cyber-related attack could cause a loss of data and interruptions or delays in our business (particularly with respect to our tcmIS® operating system), cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our IT systems, communications or utilities, or those of third parties on which we rely, could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which could have a material adverse effect on our business, results of operations and financial condition. In addition, system improvements and other IT-related upgrades could require us to accelerate the depreciation of certain assets, which could have a material adverse effect on our operating results.

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

Our implementation of a new WMS could adversely affect our business, financial condition and results of operations or the effectiveness of our financial reporting processes, including our internal controls over financial reporting.

We are currently implementing a new WMS, which we expect will provide our business with enhanced warehouse transaction management capabilities and improved labor efficiency around the globe.  Such an implementation is a major undertaking, both financially and from a management and personnel perspective.  Even if successfully implemented, we may not realize the anticipated productivity improvements or cost efficiencies from the WMS.  In addition, any disruptions, delays or deficiencies in the design and implementation of the WMS could adversely affect our ability to manage our inventory, process orders, ship products in a timely manner or provide services and customer support, and could also result in loss of information, diminished management reporting capabilities, harm to our control environment, diminished employee productivity and unanticipated increases in costs.  If we do not effectively implement the WMS or if the WMS does not operate as intended, it could adversely affect our business, financial condition and results of operations and the effectiveness of our financial reporting processes, including our internal controls over financial reporting.

If we are unable to successfully execute and realize the expected financial benefits from our “Wesco 2020” initiative, our business and financial results could be adversely affected.

In May 2018, we announced the launch of our “Wesco 2020” initiative, which is designed to broaden and institutionalize improvements already made to our business during fiscal 2018 and further improve the Company’s service excellence, inventory management, productivity and profitability.  The Company expects “Wesco 2020” to deliver significant operational and financial benefits through footprint alignment, organizational refinement, productivity gains and investment in critical capabilities to serve customers better.  However, we may be unable to effectively execute certain of these improvement initiatives, which could limit our realization of expected costs savings, anticipated synergies and efficiencies and customer service improvements.  Moreover, the expenses associated with these initiatives can be difficult to predict, and we may incur substantial additional expenses in connection with the execution of “Wesco 2020” in excess of what is currently expected, particularly if any of these initiatives are unsuccessful or prove unsustainable, which may require us to incur additional costs. Furthermore, improvement initiatives of this sort are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, and could negatively impact our ability to achieve our other strategic goals and business plans.

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

While the majority of our operations are based in the United States, we have significant international operations, with facilities in Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Singapore and the United Kingdom, and customers throughout North America, Latin America, Europe, Asia and the Middle East. For the years ended September 30, 2018 and 2017, 33% and 35%, respectively, of our net sales were derived from customers located outside the United States.

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

In addition, fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At September 30, 2018, we reported a cumulative foreign currency translation adjustment loss of $84.4 million in stockholders’ equity, and we may incur additional adjustments in future periods. In addition, operating results of certain of our foreign subsidiaries are translated into U.S. dollars for purposes of our statements of comprehensive income at average monthly exchange rates. Moreover, to the extent that our net sales are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our facilities in the United Kingdom, Germany, France and Italy are incurred in British pounds or euros, but in certain cases the related net sales are denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. At times we engage in hedging transactions to manage or reduce our foreign currency exchange risk, but these transactions may not be successful and, as a result, our business, financial condition and results of operations could be materially adversely affected. During fiscal 2018 and 2017, fluctuations in foreign currency translation had a positive impact on net sales of $1.1 million and a negative impact of $22.9 million, respectively.

Our international operations require us to comply with numerous applicable anti-corruption and trade control laws and regulations, including those of the U.S. government and various other jurisdictions, and our failure to comply with these laws and regulations could adversely affect our reputation, business, financial condition and results of operations.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various other jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations can apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. Our risk of violating anti-corruption laws is increased because some of the international locations in which we operate lack a highly developed legal system and have elevated levels of corruption, and because our industry is highly regulated.

In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA, the Bribery Act and other applicable anti-corruption regimes. These laws generally prohibit us from corruptly providing anything of value, directly or indirectly, to foreign government officials for the purposes of improperly influencing official decisions, improperly obtaining or retaining business, or otherwise obtaining favorable treatment. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered government officials for purposes of the FCPA, the Bribery Act or other applicable anti-corruption laws. Some anti-corruption laws, such as the Bribery Act, also prohibit commercial bribery and the acceptance of bribes. In addition, the FCPA further requires publicly traded companies to maintain adequate record-keeping that accurately reflects the transactions of the company, as well as a system of internal accounting controls.

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the United States and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the EAR administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the ITAR administered by the U.S. Department of State’s Directorate of Defense Trade Controls, and trade sanctions, regulations and embargoes administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. These laws and regulations may require us to obtain individual validated licenses from the relevant agency to export, re-export, or transfer commodities, software, technology, or services to certain jurisdictions, individuals, or entities. We cannot be certain that our applications for export licenses or other authorizations will be granted or approved. Furthermore, the export license and export authorization process is often time-consuming.

Violations of these legal requirements can be punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts, seizure and forfeiture of unlawful attempted exports, and/or denial of export privileges, as well as other remedial measures. We have established policies and procedures designed to assist us, our personnel and our agents to comply with applicable U.S. and international laws and regulations. However, there can be no guarantee that our policies and procedures will effectively prevent us, our employees and our agents from violating these regulations in every transaction in which we may engage, and violations, allegations or investigations of such violations could materially adversely affect our reputation, business, financial condition and results of operations.

Changes in trade policies, including the imposition of additional tariffs, could negatively impact our business, financial condition and results of operations.

The current United States administration has signaled support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. Such changes could also result in retaliatory actions by the United States’ trade partners. For example, the United States has increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries. In response, China, the European Union, and several other countries have imposed or proposed additional tariffs on certain exports from the United States.

We procure certain of the products we sell directly or indirectly from outside of the United States, including from China. The imposition of tariffs and other potential changes in United States trade policy could increase the cost or limit the availability of such products, which could hurt our competitive position and adversely impact our business, financial condition and results of operations. In addition, we sell a significant proportion of our products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

Our total assets include substantial intangible assets, and the write-off of a significant portion of our intangible assets would negatively affect our financial results.

Our total assets reflect substantial intangible assets. At September 30, 2018, goodwill and intangible assets, net represented 24.0% of our total assets. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from acquisitions, including the acquisition of our Company by affiliates of The Carlyle Group (Carlyle) and the acquisition of Haas. Intangible assets represent trademarks, backlogs, non-compete agreements, technology and customer relationships. On at least an annual basis, we assess whether there has been impairment in the value of goodwill and indefinite-lived intangible assets. If our testing identifies impairment under generally accepted accounting principles in the United States (GAAP), the impairment charge we calculate would result in a charge to income from operations. For example, during the three months ended June 30, 2017, we recorded a non-cash goodwill impairment of $311.1 million. Any future determination requiring the write-off of a significant portion of goodwill and unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. For additional information, see “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Goodwill and Indefinite-Lived Intangible Assets.”

Changes in U.S. tax law have affected and may continue to affect our business, financial condition and results of operations.

On December 22, 2017, the Tax Act was signed into law. As a fiscal year taxpayer, certain provisions of the Tax Act have impacted the Company for our fiscal year ended September 30, 2018, while other provisions of the Tax Act will impact the Company for our fiscal year beginning October 1, 2018 and beyond. We are still evaluating the full impact of the Tax Act on our liability for U.S. corporate tax and the related impact on our business, financial condition and results of operations, and based on our current estimates, we believe these changes will be material (see Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K). For example, we believe that the following changes included in the Tax Act, among others, will or could have a material impact on our liability for U.S. corporate tax: (i) the transition to a territorial tax system that generally allows for the repatriation of foreign earnings without additional U.S. corporate income tax while maintaining and expanding existing rules regarding the taxation of foreign earnings prior to their repatriation to the U.S. and (ii) the limitations on the deductibility of interest expense, entertainment expense and certain executive compensation. However, our estimates regarding the impact of the Tax Act may change, possibly materially, following management’s review of historical records, refinement of calculations, modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

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

There are many factors, such as the cyclical nature of the aerospace industry, fluctuations in our ad hoc sales, delays in major aircraft programs, planned production shutdowns, downward pressure on sales prices and changes in the volume of our customers’ orders that could cause our financial results to fluctuate from period-to-period. For example, during the year ended September 30, 2018, 24% of our net sales were derived from ad hoc sales. The prices we charge for ad hoc sales are typically higher than the prices under our Contract sales. However, customers may not continue to purchase the same amount of products from us on an ad hoc basic as they have in the past, so it cannot be assured that in any given year we will be able to generate similar levels of ad hoc net sales as we did in the past. We are also actively working to transition customers from ad hoc purchases to Contracts, which may also result in a reduction in our ad hoc net sales. In addition, our acquisition of Haas has contributed to lower our ad hoc sales as a percentage of total net sales. A significant diminution in our ad hoc sales in any given period could result in fluctuations in our financial results and operating margins. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

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

Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. The European Union’s REACH regulations enacted in 2009 have been a continuing source of compliance obligations and restrictions on certain chemicals, and REACH-like regimes have now been adopted in several other countries. In the United States, the core provisions of the TSCA were amended in June 2016 for the first time in nearly 40 years. Among the more significant changes are that these amendments mandate safety reviews of existing “high priority” chemicals and regulatory action to control any “unreasonable risks” identified as result of such reviews. The EPA also now must make a no “unreasonable risk” finding before a new chemical can be fully commercialized. These new mandates create uncertainty about whether existing chemicals of importance to our business may be designated for restriction and whether the new chemical approval process may become more difficult and costly.
These types of changes in the Company’s regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products and provide supply chain management services to our customers. Such changes also could result in compliance obligations for us directly or as part of our supply chain management services to customers, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on our business, financial condition and results of operations. Finally, we have in the past sold products containing PFAS, including PFOA. Certain

PFAS, including PFOA, have been targeted for risk assessment, restriction, and high priority remediation and have been the subject of ongoing and substantial litigation in the both the U.S. and European Union. We have not received any claims or enforcement actions from governments or third parties relating to PFOA or any other PFAS.
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

As of September 30, 2018, our total indebtedness outstanding under our Credit Facilities (as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities”) was $854.6 million, which was 55.2% of our total capitalization.

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

In addition, all of our debt under the Credit Facilities bears interest at floating rates, causing us to enter into interest rate swap derivative instruments to partially offset our exposure to interest rate fluctuations, which result in additional risks. As of September 30, 2018, we had a current interest rate hedge liability of $0.3 million. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Derivatives not qualifying as cash flow hedges will default to a mark-to-market accounting treatment and are recorded directly to the income statement. Our derivatives also expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement, which could negate the intended protection from our hedge instruments. See further discussion on our derivative financial instruments in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Credit Facilities include covenants restricting, among other things, our ability to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay distributions on, redeem or repurchase our capital stock;

•	make investments;

•	sell assets;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	incur or allow liens;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates;

•	enter into sale leaseback transactions;

•	change fiscal periods;

•	enter into agreements that restrict the granting of liens or the making of subsidiary distributions;

•	enter into certain hedging arrangements outside of the ordinary course of business;

•	make optional prepayments and modifications of certain debt instruments; and

•	engage in certain business activities.

In addition, the Credit Facilities contain a maximum leverage ratio covenant. A breach of this financial covenant could result in a default under the Credit Facilities. If any such default occurs, the lenders under the Credit Facilities may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Facilities also have the right in these circumstances to terminate any commitments to provide further borrowings. In addition, following an event of default under the Credit Facilities, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the Credit Facilities was to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facilities” for additional information about the Company’s compliance with the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) maintenance covenant contained in the Credit Agreement.

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

•
the delay in impact on our profitability caused by the time lag between when we experience cost increases until these increases flow through cost of sales because of our method of accounting for inventory, or the impact from our inability to pass on such cost increases to our customers;

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
We have no plans to pay regular dividends on our common stock. We generally intend to invest our future earnings, if any, to fund our growth and reduce debt. Any payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The Credit Facilities also effectively limit our ability to pay dividends. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not record a gain on your investment when you sell your common stock and you may lose the entire amount of the investment.
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
We and our existing stockholders may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future investments including acquisitions. As of September 30, 2018, we had 950,000,000 shares of common stock authorized and 99,557,885 shares of common stock outstanding. In addition, we have 2,041,586 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2018 and 2,341,594 available shares of common stock reserved for issuance under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (the 2014 Plan).

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our global headquarters is located at 24911 Avenue Stanford, Valencia, California 91355. As of September 30, 2018, we have a total of 56 administrative, sales and/or stocking facilities, all of which are either leased or located at a customer site, except for our global headquarters, which is owned by us. These facilities, including facilities in Northlake, Texas; McDonough, Georgia; Wichita, Kansas; Austin, Texas; Mississauga, Ontario; Cleckheaton, United Kingdom and Clayton West, United Kingdom, are located in 17 countries, including the U.S., Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Singapore and the United Kingdom.

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

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal matters that arise in the ordinary course of our business. We believe that the ultimate outcome of such matters will not have a material adverse effect on our business, financial condition or results of operations. However, there can be no assurance that such actions will not be material or adversely affect our business, financial condition or results of operations. For more information see Note 4 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholders and Market Information About Our Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “WAIR” on July 28, 2011. As of November 8, 2018, we had approximately 63 holders of record of our common stock and the closing price reported on the New York Stock Exchange of our common stock was $11.13 per share.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2018, we repurchased 108,433 shares of common stock in connection with shares surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the 2014 Plan. We expended approximately $1,220,000 to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2018 - July 31, 2018	—	$—	—	$—
August 1, 2018 - August 31, 2018	—	—	—	—
September 1, 2018 - September 30, 2018	108,433	11.25	—	—
Total	108,433	$11.25	—	$—

Performance

The graph set forth below compares the cumulative total shareholder return on our common stock between September 30, 2013 and September 30, 2018 to (1) the cumulative total return of U.S. companies listed on the New York Stock Exchange and (2) the cumulative total return of a peer group selected by the Company (Esterline Technologies Corporation (ESL), Fastenal Company (FAST), HEICO Corporation (HEI), KLX Inc. (KLXI), MSC Industrial Direct Co., Inc. (MSM), Transdigm Group Incorporated (TDG) and W.W. Grainger, Inc. (GWW)) over the same period. The peer group reflects a mix of companies that we believe is reflective of our broader industry and line-of-business. This graph assumes an initial investment of $100 on September 30, 2013, in our common stock, the market index and the peer group and assumes the reinvestment of dividends, if any. The historical information set forth below is not necessarily indicative of future price performance.

Company/Market/Peer Group	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018
Wesco Aircraft Holdings, Inc.	$100.00	$83.13	$58.29	$64.17	$44.91	$53.75
New York Stock Exchange (U.S. Companies)	100.00	116.24	111.81	127.92	149.01	168.75
Peer Group	100.00	105.76	94.98	113.84	122.76	184.82

ITEM 6.  SELECTED FINANCIAL DATA

The selected income statement and other data for each of the years ended September 30, 2018, 2017 and 2016 and the selected balance sheet data as of September 30, 2018 and 2017 have been derived from our audited consolidated financial statements that are included in this Annual Report. The selected income statement and other data for the years ended September 30, 2015, and 2014 and the selected balance sheet data as of September 30, 2016, 2015 and 2014 have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The financial data set forth below are not necessarily indicative of future results of operations. This data should be read in conjunction with, and is qualified in its entirety by reference to, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended September 30,
	2018	2017	2016	2015	2014
	(in thousands except per share data)
Consolidated statements of income data:
Net sales (1)	$1,570,450	$1,429,429	$1,477,366	$1,497,615	$1,355,877

Income (loss) from operations (1)	$109,468	$(208,795)	$158,750	$(206,365)	$183,934
Interest expense, net (1)	(48,880)	(39,821)	(36,901)	(37,092)	(29,225)
Other income, net	24	369	3,741	1,841	2,199
Income (loss) before income taxes	60,612	(248,247)	125,590	(241,616)	156,908
Income tax (provision) benefit	(27,958)	10,901	(34,212)	86,872	(54,806)
Net income (loss)	$32,654	$(237,346)	$91,378	$(154,744)	$102,102

Per share data:
Net income (loss) per share
Basic	$0.33	$(2.40)	$0.94	$(1.60)	$1.06
Diluted	$0.33	$(2.40)	$0.93	$(1.60)	$1.05
Weighted average shares outstanding
Basic	99,157	98,701	97,634	96,955	95,951
Diluted	99,500	9,701	98,166	96,955	97,606

Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,222	$61,625	$77,061	$82,866	$104,775
Total assets (4)	1,789,476	1,754,107	1,948,578	2,020,973	2,412,274
Long-term debt and capital lease obligations (2) (3)	774,106	790,854	835,989	954,730	1,081,825
Total stockholders’ equity	692,469	649,731	882,915	817,573	992,290

(1)	We acquired Haas in February 2014.

(2)	Total long-term debt and capital lease obligations excludes current portion.

(3)
Total long-term debt related to term loan A and term loan B as of September 30, 2018, 2017 and 2016 was reduced by deferred debt issuance costs of $8.8 million, $11.7 million and $7.6 million, respectively, as required by ASC 2015-03 which we adopted on October 1, 2016. Total long-term debt was not retroactively recast to include deferred debt issuance costs as of September 30, 2015 and 2014.

(4)
Total assets as of September 30, 2016 was retroactively recast to reflect the reclassification of $7.6 million of deferred debt issuance costs related to term loan A and term loan B from long-term assets to long-term debt as required by ASC 2015-03. Total assets was not retroactively recast to exclude deferred debt issuance costs as of September 30, 2015 and 2014.

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

Business aviation has lagged the larger commercial market, reflecting a deeper downturn in the last recession, changes in corporate spending patterns and an uncertain economic outlook. While overall business aviation production levels remain below their pre-recession peak, recent indicators point to improved market conditions. Production has increased for new models, and the number of pre-owned aircraft relative to the total business aviation in-service fleet has fallen to multiyear lows. Whether these improved conditions lead to increased deliveries in the future remains uncertain.

Military Aerospace Market

Military production has fluctuated for many aircraft programs in the past few years. Increases in the U.S. Department of Defense budget for fiscal years 2018 and 2019 have supported greater production of certain military programs. In particular, we believe the services we provide the Joint Strike Fighter program will benefit our business as production for that program increases. We believe increased sales from other established programs that directly benefit from these changes also will benefit our business.

U.S. Department of Defense spending continues to be uncertain for fiscal years 2020 through 2023, given that the limits imposed upon U.S. government discretionary spending by the Budget Control Act and the Bipartisan Budget Act of 2013 remain in effect for these fiscal years, unless Congress acts to raise the spending limits or repeal or suspend the provisions of these laws. Future budget cuts or changes in spending priorities could result in existing program delays, changes or cancellations.

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

 We also believe that our strategy of growing our Contract sales and converting ad hoc customers into Contract customers could negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are on Contract-related sales. However, we believe any potential adverse impact on our gross profit margins would be outweighed by the benefits of a more stable long-term revenue stream attributable to Contract customers.

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

Inventory fluctuations may also be attributable to general industry trends. Factors that may contribute to fluctuations in inventory levels in the future could include (1) purchases to take advantage of favorable pricing, (2) purchases to acquire high-volume products that are typically difficult to obtain in sufficient quantities; (3) changes in supplier lead times and the timing of inventory deliveries; (4) purchases made in anticipation of future growth; and (5) purchases made in connection with new customer Contracts or the expansion of existing Contracts. While effective inventory management is an ongoing challenge, we continue to take steps to enhance the sophistication of our procurement practices to mitigate the negative impact of inventory buildups on our cash flow.

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

The principal component of our cost of sales is product cost, which was 94.4% of our total cost of sales for the year ended September 30, 2018. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies and inventory adjustment charges, which collectively were 5.6% of our total cost of sales for the year ended September 30, 2018.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the provision, if any, for excess and obsolete inventory (E&O). The inventory provision is calculated to write-down the value of excess and obsolete inventory to its net realizable value. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O provision policy, see “—Critical Accounting Policies and Estimates—Inventories.” Charges to cost of sales for the E&O provision and related items of $16.8 million, $12.9 million and $14.6 million were recorded during the years ended September 30, 2018, 2017 and 2016, respectively. We believe that these amounts appropriately reflect the risk of E&O inventory inherent in our business and the proper net realizable value of inventories. For a more detailed description of the E&O provision, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, interest and fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities”) and our line-of-credit and deferred debt issuance costs, net of interest income.

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

Inventories

Our inventory is comprised solely of finished goods. Inventories are stated at the lower of cost or net realizable value (LCNRV). The method by which amounts are removed from inventory are weighted average cost for all inventory, except for chemical parts for which the first-in, first-out method is used.

We charge cost of sales for inventory provisions to write down our inventory to the LCNRV. Most of our inventory provisions relate to the write-down of excess quantities of products, based on our inventory levels compared to assumptions about future demand and market conditions. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. The process for evaluating E&O inventory often requires us to make subjective judgments and estimates concerning forecasted demand, including quantities and prices at which such inventories will be able to be sold in the normal course of business.

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

Demand for our products can fluctuate significantly. Our estimates of future product demand and selling prices may prove to be inaccurate, in which case we may have understated or overstated the write-down required for E&O inventories. In the future, if our inventories are determined to be valued higher than LCNRV, we will be required to reduce the value of such inventories to LCNRV and recognize the differences in our cost of goods sold at the time of such determination. Conversely, if our inventories are determined to be valued below LCNRV, we may have over-reported our costs of goods sold in previous periods and will be required to defer the recognition of such additional operating income until those inventories are sold. Charges to cost of sales for E&O provisions and related items were $16.8 million, $12.9 million and $14.6 million in the years ended September 30, 2018, 2017 and 2016, respectively. We believe that these amounts appropriately reflect the valuation risk of E&O inventory inherent in our business.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. Goodwill and indefinite-lived intangible assets acquired in a business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill and indefinite lived intangibles impairment testing is performed at the reporting unit level on July 1 of each year, as well as when circumstances change that might indicate impairment.

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

The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis and market earnings multiples. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions related to discount rates, revenue growth rates, projected operating margins, terminal values and working capital. The assumptions about revenue growth rates, projected operating margins and terminal values are based on the forecast and long-term business plans of each reporting unit. Discount rate and working capital level assumptions are based on an assessment of the risk inherent in the discounted cash flows of the respective reporting units. If the fair value exceeds the carrying value of a reporting unit, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of a reporting unit, the second step measures the impairment loss, if any.

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

The preparation of our internal forecasts requires significant judgments, including the estimation of the long-term rate of revenue growth for our business, future product costs, cost containment activities, changes in working capital, interest rates, discount rates, and other factors. Changes in these factors could significantly change our internal forecasts, which could significantly change the amount of impairment recorded, if any.

As of July 1, 2018, we performed our annual Step 1 goodwill impairment tests on our three reporting units, Americas, EMEA and APAC. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values.

As previously disclosed, as of June 30, 2017, we performed a two-step quantitative assessment on goodwill impairment on all our reporting units, which was triggered by events identified in our quarterly qualitative assessment. As a result, we recognized a total impairment charge of $311.1 million. We also performed our fiscal year 2017 annual goodwill impairment test as of July 1, 2017, concurrent with our restructuring of our reporting units, which indicated no impairment for any of the three new reporting units, Americas, EMEA and APAC. Out of the $311.1 million goodwill impairment charge, $308.4 million was assigned to the Americas reporting unit and $2.7 million was assigned to the APAC reporting unit based on their relative fair value as of July 1, 2018. See Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2017 for additional information.

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

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. We assess whether we act as a principal in the transaction or as an agent acting on behalf of others by considering such factors as to whether or not we obtain control of the product, the form of consideration we receive, our ability to influence pricing, and our performance obligations. Based upon these criteria, if we are the principal in the transaction and have the risks and rewards of ownership, the transactions are recorded as gross in the consolidated statements of comprehensive income. If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statements of comprehensive income. The majority of our revenue is recorded on a gross basis with the exception of certain gas, energy and chemical management service contracts that are recorded as net revenue.

We also enter into sales rebate and profit sharing arrangements with our customers. Such customer incentives are accounted for as a reduction to gross sales and recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and profit-sharing arrangements on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available.

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

We determine whether it is more likely than not that some or all of the deferred tax assets will not be realized.  We have recorded valuation allowances of $37.9 million and $18.6 million as of September 30, 2018 and 2017, respectively, against certain deferred tax assets, which consist primarily of foreign tax credits and foreign net operating losses. The valuation allowances are based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or if we revise these estimates in future periods, we may need to adjust the valuation allowances which could materially impact our financial position and results of operations.

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

We estimate the expected term of employee options using the average of the time-to-vesting and the contractual term. We derive our expected volatility from the historical volatilities of the price of our common stock over the expected term of the options. Our expected dividend rate is zero, as we have never paid any dividends on our common stock and do not anticipate any dividends in the foreseeable future. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life.

We estimate the fair value of restricted stock units and awards based on the market price of the shares underlying the awards on the grant date. Fair value for performance-based awards reflects the estimated probability that the performance condition will be met. Fair value for awards with total stockholder return performance metrics reflects the fair value calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods.

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

	2018	2017	2016
Stock-based compensation expense	$9,252	$7,335	$8,490

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

Results of Operations

Consolidated

	Years Ended September 30,
Consolidated Result of Operations	2018	2017	2016
	(dollars in thousands)
Net sales	$1,570,450	$1,429,429	$1,477,366

Gross profit	$403,156	$361,907	$393,692
Selling, general & administrative expenses	293,688	259,588	234,942
Goodwill impairment charge	—	311,114	—
Income (loss) from operations	109,468	(208,795)	158,750
Interest expense, net	(48,880)	(39,821)	(36,901)
Other income, net	24	369	3,741
Income (loss) before income taxes	60,612	(248,247)	125,590
(Provision) benefit for income taxes	(27,958)	10,901	(34,212)
Net income (loss)	$32,654	$(237,346)	$91,378

	(as a percentage of net sales, numbers rounded)
Gross profit	25.7%	25.3%	26.6%
Selling, general & administrative expenses	18.7%	18.2%	15.9%
Goodwill impairment charge	—%	21.7%	—%
Income (loss) from operations	7.0%	(14.6)%	10.7%
Interest expense, net	(3.1)%	(2.8)%	(2.5)%
Other income, net	—%	—%	0.3%
Income (loss) before income taxes	3.9%	(17.4)%	8.5%
(Provision) benefit for income taxes	(1.8)%	0.8%	(2.3)%
Net income (loss)	2.1%	(16.6)%	6.2%

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net Sales

Consolidated net sales increased $141.0 million, or 9.9%, to $1,570.5 million for the year ended September 30, 2018 compared with $1,429.4 million for the year ended September 30, 2017. The $141.0 million increase reflects growth in chemical product sales, ad hoc sales and hardware Contract sales. Chemical product sales and hardware Contract sales together added $91.4 million of net sales and reflect both new business and a net increase for existing Contracts, partially offset by declines from Contract expirations. Ad hoc sales were also higher, increasing $49.6 million when compared with the prior year, reflecting growth at several key customers. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for 2018, which was unchanged from the prior year. The $141.0 million increase in net sales included one-time sales of $16.9 million related to contract claims.

Income (loss) from Operations

Consolidated income from operations was $109.5 million for the year ended September 30, 2018 compared with a $208.8 million loss from operations for the year ended September 30, 2017. The increase in income from operations resulted primarily from a prior year non-cash goodwill impairment charge of $311.1 million recorded in the three months ended June 30, 2017. Excluding the goodwill impairment charge, income from operations increased $7.1 million compared with the prior year. The $7.1 million increase is comprised of higher gross profit of $41.2 million which was partially offset by an increase in SG&A expenses of $34.1 million. Excluding the prior year goodwill impairment charge, income from operations as a percentage of net sales was 7.0% for the year ended September 30, 2018 compared to 7.2% for the prior year.

The increase in gross profit was primarily driven by the revenue growth described above. Average gross margins increased 0.4 percentage points, primarily due to higher margins on ad hoc sales and a stronger sales mix, partially offset by lower margins on chemical product sales, compared with the prior year.

The $34.1 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $15.5 million and professional fees of $15.9 million. The higher payroll and other personnel related costs were due in part to increased staffing in the second half of fiscal 2017 to implement new Contracts and to improve overall service to customers. Higher professional fees primarily reflect costs for outside consultants supporting the execution of the Company's "Wesco 2020" initiative. Higher SG&A costs are reflected in a 0.5 percentage points increase in SG&A measured as a percent of net sales.

Interest Expense, Net

Interest expense, net was $48.9 million for the year ended September 30, 2018, which increased $9.1 million, compared to the year ended September 30, 2017. The increase was primarily due to both higher short-term borrowings and interest rates, partially offset by a lower amortization of deferred debt issuance costs when compared with the prior year which included a $2.3 million write off of deferred debt issuance costs.

Provision (Benefit) for Income Taxes

The income tax provision was $28.0 million for the year ended September 30, 2018, compared to the income tax benefit of $10.9 million for the year ended September 30, 2017. For the year ended September 30, 2017, we recorded a consolidated pre-tax loss of $248.2 million which resulted in an income tax benefit yielding an effective tax rate of 4.4%. For the year ended September 30, 2018, our effective tax rate was 46.1%. The 41.7 percentage point change of the effective tax rate compared to the same period in the prior year resulted primarily from (i) a $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes resulting in a lower income tax benefit and (ii) the establishment of a $15.1 million valuation allowance with respect to deferred tax assets for foreign tax credits resulting in a lower income tax benefit, both of which occurred during the year ended September 30, 2017 as well as (iii) an unfavorable provisional tax adjustment related to the enactment of the Tax Act which occurred during the year ended September 30, 2018. The difference in effective tax rates between years was partially offset in the current year by a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Act. The tax rate change became effective as of January 1, 2018 and therefore favorably impacts only a portion of our fiscal year ending September 30, 2018.

Net Income (Loss)

We reported net income of $32.7 million for the year ended September 30, 2018, compared to a net loss of $237.3 million for the year ended September 30, 2017. The increase in net income primarily reflects the goodwill impairment charge of $311.1 million in 2017, as well as a current year increase in gross profit of $41.2 million, partially offset by current year increases in SG&A expenses of $34.1 million, interest expense of $9.1 million and the provision for income taxes, as discussed above.

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

Income (loss) from Operations

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

Provision (Benefit) for Income Taxes

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

Net Income (loss)

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

Americas Segment

	Years Ended September 30,
Americas Results of Operations	2018	2017	2016
	(dollars in thousands)
Net sales	$1,271,893	$1,142,366	$1,177,496

Gross profit	329,828	284,285	301,706
Selling, general & administrative expenses	200,920	189,383	167,547
Goodwill impairment charge	—	308,403	—
Income (loss) from operations	$128,908	$(213,501)	$134,159

	(as a percentage of net sales, numbers rounded)
Gross profit	25.9%	24.9%	25.6%
Selling, general & administrative expenses	15.8%	16.6%	14.2%
Goodwill impairment charge	—%	27.0%	—%
Income (loss) from operations	10.1%	(18.7)%	11.4%

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net Sales

Net sales for our Americas segment increased $129.5 million, or 11.3%, to $1,271.9 million for the year ended September 30, 2018, compared with $1,142.4 million for the year ended September 30, 2017. The $129.5 million increase was due primarily to an increase in ad hoc sales, chemical product sales and hardware Contract sales, and one-time sales of $16.9 million in 2018 related to customer contract related claims.

Income (Loss) from Operations

Income from operations for our Americas segment for the year ended September 30, 2018 was $128.9 million compared with a $213.5 million loss from operations for the year ended September 30, 2017. The increase in income from operations reflects primarily a prior year non-cash goodwill impairment charge of $308.4 million. Excluding the prior year goodwill impairment charge, income from operations increased $34.0 million compared with the prior year. The $34.0 million increase is comprised of higher gross profit of $45.5 million which was partially offset by an increase in SG&A expenses of $11.5 million. Income from operations as a percentage of net sales was 10.1% for the year ended September 30, 2018, compared with 8.3% for the year ended September 30, 2017 excluding the goodwill impairment charge.

The $45.5 million increase in gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales compared with the prior year. Average gross margins increased 1.0 percentage point, due primarily to higher margins for ad hoc and hardware Contract sales, offset partially by lower margins for chemical product sales, compared with the same period in the prior year.

The $11.5 million increase in SG&A expenses reflected increases in payroll and other personnel related costs of $11.9 million, bad debt expense of $0.7 million and depreciation expense of $0.7 million. These increases were partially offset by lower stock-based compensation expense of $0.3 million, IT related costs of $0.2 million, integration costs of $0.5 million and marketing and travel costs of $0.5 million. The increase in payroll and other personnel related costs was due in part to increased staffing required to implement new Contracts and improve overall service to customers. SG&A as a percent of net sales declined 0.8 percentage points.

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

Income (loss) from Operations

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

EMEA Segment

	Years Ended September 30,
EMEA Results of Operations	2018	2017	2016
	(dollars in thousands)
Net sales	$262,087	$258,072	$274,952

Gross profit	64,499	$70,209	86,096
Selling, general & administrative expenses	46,573	45,071	42,215
Income from operations	$17,926	$25,138	$43,881

	(as a percentage of net sales, numbers rounded)
Gross profit	24.6%	27.2%	31.3%
Selling, general & administrative expenses	17.8%	17.5%	15.3%
Income from operations	6.8%	9.7%	16.0%

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net Sales

Net sales for our EMEA segment increased $4.0 million, or 1.6%, to $262.1 million for the year ended September 30, 2018, compared with $258.1 million for the year ended September 30, 2017. The $4.0 million increase reflects higher chemical product sales, partially offset by a decline in Ad hoc sales and hardware Contract sales.

Income from Operations

Income from operations for our EMEA segment declined $7.2 million, or 28.7%, to $17.9 million for the year ended September 30, 2018, compared to $25.1 million for the year ended September 30, 2017. The $7.2 million decline in income from operations was comprised of a decrease in gross profit of $5.7 million and an increase in SG&A expenses of $1.5 million. Income from operations as a percentage of net sales was 6.8% for the year ended September 30, 2018, compared to 9.7% for the year ended September 30, 2017, a decrease of 2.9 percentage points.

The $5.7 million decline in gross profit was primarily driven by lower Contracts sales of hardware products and a weaker sales mix compared with the prior year. Average gross margins declined 2.6 percentage points, due primarily to a weaker sales mix and lower margins for hardware Contract sales and chemical product sales compared with the prior year.

The $1.5 million increase in SG&A expenses primarily reflects a negative $1.8 million impact resulting from strengthening of the British Pound vs. the U.S. dollar. Excluding the exchange rate impact of $1.8 million, SG&A decreased slightly compared to the prior year, primarily driven by decreases in marketing and travel expenses of $0.5 million, bad debt expense of $0.7 million, partially offset by increases in payroll and other people costs of $1.1 million.

Year ended September 30, 2017 compared with the year ended September 30, 2016

Net Sales

Net sales for our EMEA segment decreased $16.9 million, or 6.1%, to $258.1 million for the year ended September 30, 2017, compared with $275.0 million for the year ended September 30, 2016. Foreign currency translation impacts reduced sales by $19.5 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2017 increased $2.6 million compared to the same period in the prior year. The $2.6 million increase was due to ad hoc sales growth of $7.2 million, partially offset by a decline in Contract sales of $4.6 million. The increase in ad hoc sales was primarily due to increased customer production rates and expanded content. The decrease in Contract sales was driven by a decline in existing contract volumes partially offset by new contracts in excess of lost business.

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

APAC Segment

	Years Ended September 30,
APAC Results of Operations	2018	2017	2016
	(dollars in thousands)
Net sales	$36,470	$28,991	$24,918

Gross profit	8,829	7,413	5,890
Selling, general & administrative expenses	6,812	4,874	4,694
Goodwill impairment charge	—	2,711	—
Income (loss) from operations	$2,017	$(172)	$1,196

	(as a percentage of net sales, numbers rounded)
Gross profit	24.2%	25.6%	23.6%
Selling, general & administrative expenses	18.7%	16.8%	18.8%
Goodwill impairment charge	—%	9.4%	—%
Income (loss) from operations	5.5%	(0.6)%	4.8%

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net Sales

Net sales for our APAC segment increased $7.5 million, or 25.8%, to $36.5 million for the year ended September 30, 2018, compared with $29.0 million for the year ended September 30, 2017. The increase primarily reflects increases in ad hoc sales, hardware Contract sales and chemical product sales.

Income (Loss) from Operations

Income from operations of our APAC segment for the year ended September 30, 2018 was $2.0 million compared with a $0.2 million of loss from operations for the same period in the prior year. The $2.2 million increase in income from operations primarily resulted from a non-cash goodwill impairment charge of $2.7 million recorded for the three months ended June 30, 2017. Excluding the prior year's goodwill impairment charge of $2.7 million, income from operations declined $0.5 million when compared with the prior year. Gross profit increased $1.4 million, which was more than offset by an increase in SG&A expenses of $1.9 million. Excluding the prior year's goodwill impairment charge, income from operations as a percentage of net sales declined 3.3 percentage points compared with the prior year.

The $1.4 million increase in gross profit was primarily driven by increases in ad hoc sales and hardware Contract sales and a lower E&O provision, partially offset by lower chemical product sales compared with the prior year. Average gross margins declined 1.4 percentage points due primarily to lower gross margins in ad hoc sales, hardware Contract sales and chemical product sales, offset partially by a stronger sales mix and a lower E&O provision, compared with the prior year.

The $1.9 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs of $1.1 million and building and equipment related expenses of $0.6 million as part of our growth in the APAC region. SG&A as a percent of net sales increased 1.9 percentage points.

Year ended September 30, 2017 compared with the year ended September 30, 2016

Net Sales

Net sales for our APAC segment increased $4.1 million, or 16.3%, to $29.0 million for the year ended September 30, 2017, compared with $24.9 million for the year ended September 30, 2016. Foreign currency translation impacts reduced sales by $0.2 million. Excluding foreign currency translation impacts, net sales for the year ended September 30, 2017 increased $4.3 million compared to the same period in the prior year. The $4.3 million increase was due to Contract sales growth of $4.1 million and ad hoc sales growth of $0.2 million. The increase in Contract sales was primarily due to increased customer production rates and new contracts.

Income (loss) from Operations

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

Unallocated Corporate Costs

	Selling, General and Administrative Expenses
Years Ended September 30,	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
2018	$200,920	$46,573	$6,812	$39,383	$293,688
2017	189,383	45,071	4,874	20,260	259,588
2016	167,547	42,215	4,694	20,486	234,942

SG&A expenses for the Americas, EMEA and APAC segments are discussed previously. Following are discussions on SG&A expenses not allocated to the three segments.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Unallocated corporate costs were $19.1 million higher than the prior year, primarily driven by increases in professional fees of $15.9 million mainly reflecting costs for outside consultants assisting with the Company's "Wesco 2020" initiative, stock-based compensation expense of $2.3 million, and payroll and other personnel related costs of $0.3 million.

Year ended September 30, 2017 compared with the year ended September 30, 2016

Unallocated corporate costs were $0.2 million lower than the prior year, primarily driven by decreases in non-cash stock-based compensation of $1.8 million and professional fees of $1.7 million, partially offset by an increase in payroll and other personnel related costs of $3.4 million including $1.7 million of severance costs.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $46.2 million and $61.6 million as of September 30, 2018 and 2017, respectively, of which $21.3 million, or 46.1%, and $48.7 million, or 79.0%, was held by our foreign subsidiaries as of September 30, 2018 and 2017, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of September 30, 2018 or 2017. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.

As previously disclosed, during the three months ended September 30, 2017, we reassessed the potential need to repatriate foreign earnings based on our current long-range outlook, the current imbalance between cash generated and used in the U.S. and the increase in the percentage of excess cash that must be used to repay debt under the Credit Agreement. We determined it was likely that we would, in the future, repatriate approximately $126.5 million of previously earned and undistributed earnings. Accordingly, we recognized a $38.7 million deferred tax liability for U.S. taxes that would become due upon such repatriation net of foreign tax credits estimated to be available in the years when we expected to repatriate the previously undistributed earnings. With the enactment of the Tax Act, we reduced the deferred tax liability by $37.7 million to

$1.0 million during the three months ended December 31, 2017, and further reduced the deferred tax liability by $0.5 million to $0.5 million during the three months ended September 30, 2018 (see Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the transition tax provision for our foreign earnings under the Tax Act).

Our primary uses of cash currently are for:

•	operating expenses;

•	working capital requirements to fund the growth of our business;

•	capital expenditures that primarily relate to IT equipment, software development and implementation and our warehouse operations; and

•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities”).

Due to fluctuations in our cash flows, including for investment in working capital to fund growth in our operations, it is necessary from time to time to borrow under our revolving facility to meet cash demands. Provided we are in compliance with applicable covenants, we can borrow up to $180.0 million on our revolving credit facility of which $54.0 million was outstanding as of September 30, 2018. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. As of September 30, 2018, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents decreased by $15.4 million during the year ended September 30, 2018. The decrease primarily reflects our focus to reduce cash balances while we have borrowings under our revolving facility.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Years Ended September 30,
Consolidated statements of cash flows data:	2018	2017	2016
Net Income (loss)	$32,654	$(237,346)	$91,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	69,753	346,433	64,012
Subtotal	102,407	109,087	155,390
Changes in working capital assets and liabilities	(84,539)	(136,015)	(37,935)
Net cash provided by (used in) operating activities	17,868	(26,928)	117,455

Net cash used in investing activities	(5,666)	(8,923)	(11,992)

Net cash (used in) provided by financing activities	(27,144)	20,645	(108,121)

Effect of foreign currency exchange rate on cash and cash equivalents	(461)	(230)	(3,147)
Net decrease in cash and cash equivalents	$(15,403)	$(15,436)	$(5,805)

Operating Activities

Our cash flows from operations fluctuates based on the level of profitability during the period as well as the timing of investments in inventory, collections of cash from our customers, payments of cash to our suppliers, and the timing of cash payments or receipts associated with other working capital accounts such as changes in our prepaid expenses and accrued liabilities or the timing of our tax payments.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Our operating activities generated $17.9 million of cash in the year ended September 30, 2018, an increase of $44.8 million as compared to the year ended September 30, 2017.  The increase in operating cash flow of $44.8 million reflects a $6.7 million decline in cash provided from net income excluding non-cash items, which was more than offset by a series of year-over-year differences reflected in balance sheet changes reducing cash used for operations by $51.5 million. Comparing 2018 to 2017, the key balance sheet changes include:

Favorable changes totaling $77.0 million:

•	a smaller inventory increase of $56.7 million due to lower incremental investment based upon tighter inventory management,

•	a net $6.5 million favorable change in income taxes payable and income taxes receivable including a provisional tax provided for repatriation of our foreign earnings (the “Transition Tax”), and

•	a $13.8 million favorable difference in the change for remaining working capital assets and liabilities for the year ended September 30, 2018.

Unfavorable changes totaling $25.5 million:

•	a $19.9 million increase in the accounts receivable balance largely driven by higher overall sales, and

•	a $5.6 million decline in the accounts payable balance principally reflecting differences in timing of payments around the cutoff of each fiscal year.

See Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the transition tax provision for our foreign earnings under the Tax Act.

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

Investing Activities

Our investing activities used $5.7 million, $8.9 million and $12.0 million of cash in the years ended September 30, 2018, 2017 and 2016, respectively. Investing activities consist primarily of software development and software implementation projects and the purchase of property and equipment for our warehouses and distribution locations.

Financing Activities

Our financing activities used $27.1 million of cash in the year ended September 30, 2018, which consisted of $68.5 million and $20.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, $3.0 million for repayments of our capital lease obligations, a $1.9 million payment for debt issuance costs and a $1.3 million settlement for restricted stock tax withholding, partially offset by $67.5 million of short-term borrowings.

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

As of September 30, 2018, our outstanding indebtedness under our Credit Facilities was $854.6 million, which consisted of (1) $360.0 million of indebtedness under the term loan A facility, (2) $54.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of September 30, 2018, $126.0 million was available for borrowing under the revolving facility to fund our operating and investing activities under the terms and any covenants contained in the Credit Agreement.

As disclosed in Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 6.00 for the quarter ended September 30, 2018. In addition, the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) is 75%, provided that the Excess Cash Flow Percentage shall be reduced to (i) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (ii) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (iii) 0%, if the Consolidated Total Leverage Ratio is less than 2.50.

The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of September 30, 2018, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.18.

A breach of the Consolidated Total Leverage Ratio covenant or any of other covenants contained in the Credit Agreement could result in an event of default in which case the lenders may elect to declare all outstanding amounts to be immediately due and payable. If the debt under the Credit Facilities were to be accelerated, our available cash would not be sufficient to repay our debt in full.

Contractual Obligations

The following table is a summary of contractual cash obligations at September 30, 2018 (in thousands):

		Payments Due by Period
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Long-term debt obligations (1)	$891,189	$59,980	$831,209	$—	$—
Borrowings under the revolving facility (2)	57,462	56,608	854	—	—
Capital lease obligations	4,534	2,211	1,673	585	65
Operating lease obligations	50,785	12,439	17,435	12,481	8,430
Transition tax payable (3)	9,277	742	1,484	1,484	5,567
Total by period	1,013,247	$131,980	$852,655	$14,550	$14,062
Other long-term liabilities (uncertainty in the timing of future payments) (4)	9,771
Total (5)	$1,023,018

(1)
Includes both principal and estimated variable interest expense payments. The interest rate used to calculate the estimated future variable interest expense is based on the actual interest rate applicable to the Company’s indebtedness as of September 30, 2018, which was 5.25% for the term loan A facility and 4.75% for the term loan B facility. The actual variable interest expense paid by the Company in the future may vary from what is presented above. Investors should refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” and “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for additional information.

(2)
Includes both principal, estimated variable interest expense payments and estimated undrawn fees. The interest rate used to calculate the estimated future variable interest expense is based on the weighted-average actual interest rate of 5.15% applicable to the Company’s borrowings under the revolving facility as of September 30, 2018. The actual variable interest expense paid by the Company in the future may vary from what is presented above. Investors should refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” and “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for additional information.

(3)	Includes our U.S. tax payable for the Transition Tax for repatriation of our foreign earnings.

(4)
Other long-term liabilities primarily include non-current income taxes payable and non-current deferred tax liabilities. Due to the uncertainty in the timing of future payments, uncertain tax positions of approximately $7.0 million and non-current deferred tax liabilities of approximately $2.8 million were presented as one aggregated amount in the total column on a separate line in this table.

(5)
In addition to the contractual obligations noted in the table below, the Company may issue purchase orders to suppliers in the ordinary course of business to purchase inventory in advance of expected delivery at lead-times that vary based on a variety of factors specific to individual suppliers and circumstances. As of September 30, 2018, the Company had approximately $401.2 million of these open purchase orders that are not included in the table below. In most cases, open purchase orders for products that have not yet entered the supplier’s production process can be cancelled without incurring significant termination fees or other penalties. For industry standard products, once production has begun, cancellation of an open purchase order may require payment of a termination fee or other adjustments to the pricing of the uncancelled portion of the applicable order which generally are insignificant in amount and typically subject to negotiation. For proprietary products, a cancellation fee may apply or we may be required to pay up to the full purchase price for the cancelled product if we cancel after the start of the production process. However, in many cases, our customers are contractually obligated to pay the costs associated with the cancellation of such proprietary parts.

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

Foreign Currency Exposure

We operate on an international basis with a portion of our revenue and expenses transacted in currencies other than the U.S. dollar. During the years ended September 30, 2018 and 2017, 28% and 29%, respectively, of our net sales were made by our foreign subsidiaries, and our total net sales to customers outside the U.S. represented 33% and 35%, respectively, of our total net sales. The majority of our foreign sales are denominated in U.S. dollars and our major foreign subsidiaries have U.S. dollar functional currencies. We are exposed to three types of foreign currency exposure: economic exposure (which could impact our operating margins where the proportions of revenue and expenses denominated in a foreign currency are different), transactional exposure (which could result in foreign currency transaction gains or losses) and translation impacts (which could impact the amount of revenues, expenses, assets and liabilities reported in U.S. dollars).

Wesco Aircraft EMEA’s revenues and product costs are predominately denominated in U.S. dollars while its operating expenses are predominately denominated in British pounds. When our subsidiaries have revenues or expenses denominated in currencies other than their functional currencies, exchange rate movements can impact the operating margins reported by the subsidiaries. Due to the relative size of its operations, Wesco Aircraft EMEA represents our primary economic exposure with respect to foreign currency fluctuations. A hypothetical 10% weakening of the U.S. dollar against the British pound would have decreased our operating profit by $2.3 million and a hypothetical 10% weakening of the U.S. dollar against the euro would have decreased our operating profit by $1.9 million.

Certain assets, including certain bank accounts and accounts receivables of some of our business units, and certain liabilities, including accounts payable, exist in currencies other than the functional currency of the related business units. As a result, these assets and liabilities are affected by foreign currency exchange rate fluctuations. These balances are principally denominated in U.S. dollars, British pounds, euros, Canadian dollars, and Mexican pesos. When these transactions are entered into, outstanding or settled in a currency other than the functional currency, we may recognize a foreign currency transaction gain or loss. We attempt to limit this exposure by seeking to maintain a low net asset or net liability exposure to each currency.

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

From time to time, we enter into currency forward and option contracts to limit exposure to foreign currency exchange rate changes and will continue to monitor our exposure to foreign currency exchange rate changes. As of September 30, 2018, we had no outstanding currency forward and option contracts. We do not enter into currency forward and option contracts for trading or speculative purposes.

Interest Rate Risk

Our principal interest rate exposure relates to our Credit Facilities, which bear interest at a variable rate. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” If interest rates rise, our debt service obligations on the borrowings under the Credit Facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. If variable interest rates were to increase by 1.0%, our interest expense would increase $8.5 million per year, without taking into account the effect of any hedging instruments.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. On September 30, 2018, we had three interest rate swap agreements, one of which effectively fixed our interest rate on variable rate debt of $275.0 million to 2.2625% plus the applicable margin and two of which effectively fixed our interest rate on variable rate debt of $160.8 million to 2.7900% plus the applicable margin. See further discussion on our derivative financial instruments in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. Our annual freight costs (which consists of in-bound and out-bound freight-related costs, net of freight revenue) during the years ended September 30, 2018 and 2017 were $29.7 million and $26.9 million, respectively, and as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. However, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. See Part I, Item 1A. “Risk Factors—We may be materially adversely affected by high fuel prices.” We do not use derivatives to manage our exposure to fuel prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wesco Aircraft Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wesco Aircraft Holdings, Inc. and its subsidiaries as of September 30, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 15, 2018

We have served as the Company's auditor since 2006.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	As of September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$46,222	$61,625
Accounts receivable, net of allowance for doubtful accounts of $2,877 and $3,109 at September 30, 2018 and 2017, respectively	283,775	256,301
Inventories	884,212	827,870
Prepaid expenses and other current assets	15,291	13,733
Income taxes receivable	2,017	3,617
Total current assets	1,231,517	1,163,146
Property and equipment, net	44,205	50,355
Deferred debt issuance costs, net	2,827	3,676
Goodwill	266,644	266,644
Intangible assets, net	163,438	178,292
Deferred tax assets	65,135	76,038
Other assets	15,710	15,956
Total assets	$1,789,476	$1,754,107
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$180,494	$184,273
Accrued expenses and other current liabilities	42,767	35,329
Income taxes payable	2,295	3,290
Capital lease obligations, current portion	2,205	2,952
Short-term borrowings and current portion of long-term debt	74,000	75,000
Total current liabilities	301,761	300,844
Capital lease obligations, less current portion	2,329	2,013
Long-term debt, less current portion	771,777	788,838
Deferred income taxes	2,803	3,197
Other liabilities	18,337	9,484
Total liabilities	1,097,007	1,104,376
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value, 950,000,000 shares authorized, 99,557,885 and 99,450,902 shares issued and outstanding at September 30, 2018 and 2017, respectively	99	99
Additional paid-in capital	444,531	436,522
Accumulated other comprehensive loss	(82,980)	(84,626)
Retained earnings	330,819	297,736
Total stockholders’ equity	692,469	649,731
Total liabilities and stockholders’ equity	$1,789,476	$1,754,107

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share data)

	Years Ended September 30,
	2018	2017	2016
Net sales	$1,570,450	$1,429,429	$1,477,366
Cost of sales	1,167,294	1,067,522	1,083,674
Gross profit	403,156	361,907	393,692
Selling, general and administrative expenses	293,688	259,588	234,942
Goodwill impairment charge	—	311,114	—
Income (loss) from operations	109,468	(208,795)	158,750
Interest expense, net	(48,880)	(39,821)	(36,901)
Other income, net	24	369	3,741
Income (loss) before income taxes	60,612	(248,247)	125,590
(Provision) benefit for income taxes	(27,958)	10,901	(34,212)
Net income (loss)	32,654	(237,346)	91,378
Other comprehensive loss, net of income taxes:
Change in net foreign currency translation adjustment	(1,862)	(7,138)	(39,211)
Change in net unrealized holding losses on derivatives	3,937	2,073	(1,629)
Other comprehensive income (loss), net of income taxes	2,075	(5,065)	(40,840)
Comprehensive income (loss)	$34,729	$(242,411)	$50,538

Net income (loss) per share:
Basic	$0.33	$(2.40)	$0.94
Diluted	$0.33	$(2.40)	$0.93

Weighted average shares outstanding:
Basic	99,156,998	98,700,879	97,634,155
Diluted	99,500,477	98,700,879	98,165,856

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2015	97,538,124	$98	$412,492	$(38,721)	$443,704	$817,573
Issuance of common stock	1,076,784	1	6,072	—	—	6,073
Settlement on restricted stock tax withholding	—	—	(857)	—	—	(857)
Excess tax benefit related to restricted stock units and stock options exercised	—	—	1,098	—	—	1,098
Stock-based compensation expense	—	—	8,490	—	—	8,490
Net income	—	—	—	—	91,378	91,378
Other comprehensive loss	—	—	—	(40,840)	—	(40,840)
Balance at September 30, 2016	98,614,908	99	427,295	(79,561)	535,082	882,915
Issuance of common stock	835,994	—	2,964	—	—	2,964
Settlement on restricted stock tax withholding	—	—	(1,072)	—	—	(1,072)
Stock-based compensation expense	—	—	7,335	—	—	7,335
Net loss	—	—	—	—	(237,346)	(237,346)
Other comprehensive loss	—	—	—	(5,065)	—	(5,065)
Balance at September 30, 2017	99,450,902	99	436,522	(84,626)	297,736	649,731
Issuance of common stock	106,983	—	78	—	—	78
Settlement on restricted stock tax withholding	—	—	(1,321)	—	—	(1,321)
Effect of adoption of accounting standard	—	—	—	(429)	429	—
Stock-based compensation expense	—	—	9,252	—	—	9,252
Net income	—	—	—	—	32,654	32,654
Other comprehensive income	—	—	—	2,075	—	2,075
Balance at September 30, 2018	99,557,885	$99	$444,531	$(82,980)	$330,819	$692,469

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended September 30,
	2018	2017	2016
Operating activities
Net income (loss)	$32,654	$(237,346)	$91,378
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,256	28,352	27,980
Amortization of deferred debt issuance costs	5,688	6,143	4,627
Bad debt and sales return reserve	220	225	(810)
Stock-based compensation expense	9,252	7,335	8,490
Inventory provision	16,780	12,900	14,615
Goodwill impairment charge	—	311,114	—
Deferred income taxes	9,172	(21,070)	13,212
Other non-cash items	(615)	1,434	(4,102)
Subtotal	102,407	109,087	155,390
Changes in assets and liabilities:
Accounts receivable	(28,393)	(8,531)	(4,077)
Income tax receivable	1,544	(2,159)	(1,269)
Inventories	(73,106)	(129,772)	(41,798)
Prepaid expenses and other assets	365	(5,989)	(1,204)
Accounts payable	(3,430)	2,201	34,657
Accrued expenses and other liabilities	19,252	11,761	(11,008)
Income tax payable	(771)	(3,526)	(13,236)
Net cash provided by (used in) operating activities	17,868	(26,928)	117,455

Investing activities
Purchase of property and equipment	(5,666)	(8,923)	(13,992)
Proceeds from sales of assets	—	—	2,000
Net cash used in investing activities	(5,666)	(8,923)	(11,992)

Financing activities
Proceeds from short-term borrowings	67,500	77,000	—
Repayments of short-term borrowings	(68,500)	(22,000)	—
Repayments of long-term debt	(20,000)	(21,344)	(111,000)
Debt issuance costs	(1,900)	(12,796)	(2,126)
Repayments of capital lease obligations	(3,001)	(2,107)	(1,309)
Excess tax benefit related to stock-based incentive plans	—	—	1,098
Net proceeds from exercise of stock options	78	2,964	6,073
Settlement on restricted stock tax withholding	(1,321)	(1,072)	(857)
Net cash (used in) provided by financing activities	(27,144)	20,645	(108,121)
Effect of foreign currency exchange rate on cash and cash equivalents	(461)	(230)	(3,147)
Net decrease in cash and cash equivalents	(15,403)	(15,436)	(5,805)
Cash and cash equivalents, beginning of period	61,625	77,061	82,866
Cash and cash equivalents, end of period	$46,222	$61,625	$77,061

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

In addition to the central stocking facilities, we use a network of forward-stocking locations to service customers in a JIT and or ad hoc manner. There are 56 administrative, sales and/or stocking facilities around the world with concentrations in North America and Europe. In addition to product fulfillment, we also provide comprehensive supply chain management services for selected customers. These services include procurement and JIT inventory management and delivery services.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of majority-owned and controlled subsidiaries. All intercompany accounts, transactions and profits have been eliminated. When we do not have a controlling interest in an entity, but exert significant influence over the entity, we apply the equity method of accounting. Our financial statements have been prepared under the assumption that our Company will continue as a going concern.

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

Accounts Receivable

Accounts receivable consist of amounts owed to us by customers. We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. Accounts receivable are generally due within 30 to 60 days. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We reserve for an account when we doubt whether it is collectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable and information regarding the creditworthiness of our customers. To date, losses have been within the range of management’s expectations. If the estimated allowance for doubtful accounts subsequently proves to be insufficient, additional allowances may be required.

Our allowance for doubtful accounts activity consists of the following (in thousands):

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charges to Cost and Expenses	Write-offs	Balance at End of Period
Year ended September 30, 2018	$3,109	$(27)	$(205)	$2,877
Year ended September 30, 2017	3,846	(133)	(604)	3,109
Year ended September 30, 2016	5,892	(846)	(1,200)	3,846

Inventories

Inventories are stated at the lower of cost or net realizable value. The method by which amounts are removed from inventory and relieved to Cost of Sales is the weighted average cost for all inventory, except for chemical products for which the first-in, first-out method is used. In-bound freight-related costs of $1.2 million, $1.5 million and $1.9 million as of September 30, 2018, 2017, and 2016, respectively, are included as part of the cost of inventory held for resale.

We record E&O provisions, as appropriate, to write-down inventory to estimated net realizable value. The components of our inventory are subject to different risks of E&O. Our hardware inventory, which does not decay or have a pre-determined shelf life, bears a higher risk of having excess quantities than becoming obsolete due to spoilage. Our hardware inventory E&O assessment requires the use of subjective judgments and estimates including the forecasted demand for each part. The forecasted demand considers a number of factors, including historical sales trends, current and forecasted customer demand, including customer liability provisions based on selected contractual rights, consideration of available sales channels and the time horizon over which we expect the hardware part to be sold. A full E&O write-down is recorded for on-hand quantities in excess of this forecasted demand. Our chemical inventory, which has a limited shelf-life, becomes obsolete when it has aged past its shelf-life and cannot be recertified and is no longer usable or able to be sold. Therefore, we typically maintain lower on-hand quantities of chemical products. A full E&O write-down is recorded for on-hand quantities which cannot be sold due to expiration or quantities in excess of forecasted demand. During the years ended September 30, 2018, 2017 and 2016, we recorded a provision of $16.8 million, $12.9 million and $14.6 million, respectively, to write down E&O inventory to net realizable value.

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

Buildings and improvements	2 - 39.5 years
Machinery and equipment	5 - 7 years
Furniture and fixtures	7 years
Vehicles	5 years
Computer hardware and software	3 - 7 years

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors we consider include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. We have determined that our asset group for impairment testing comprises assets and liabilities of each of our reporting units, which consist of the Americas, Europe, Middle-East and Africa (EMEA) and Asia Pacific (APAC) reporting units (see change in our reporting units discussed under "Goodwill and Indefinite-Lived Intangible Assets" below). We have identified customer relationships as the primary asset because it is the principal asset from which the reporting units derive their cash flow generating capacity and has the longest remaining useful life. Recoverability is assessed by comparing the carrying value of the asset group to the undiscounted cash flows expected to be generated by these assets. Impairment losses are measured as the amount by which the carrying values of the primary assets exceed their fair values.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the term of the related credit arrangement; such amortization is included in interest expense in the consolidated statements of comprehensive income. Amortization of deferred debt issuance costs was $5.7 million, $6.1 million and $4.6 million for the years ended September 30, 2018, 2017 and 2016, respectively. As of September 30, 2018 and 2017, the remaining unamortized deferred debt issuance costs are $11.6 million and $15.4 million, respectively, of which $8.8 million and $11.7 million, respectively, was offset against the long-term debt.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill, which represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination, and other acquired intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually or more frequently when an event occurs or circumstances change such that it is more likely than not that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill and indefinite-lived intangibles asset impairment testing is performed at the reporting unit level on July 1 of each year. We have one operating unit under each of the three operating segments, Americas, EMEA and APAC.

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

The fair value of our reporting units is determined using a combination of a discounted cash flow analysis (income approach) and market earnings multiples (market approach). These fair value approaches require significant management judgment and estimate. The determination of fair value using a discounted cash flow analysis requires the use of key judgments, estimates and assumptions including revenue growth rates, projected operating margins, changes in working capital, terminal values, and discount rates. We develop these key estimates and assumptions by considering our recent financial performance and trends, industry growth projections, and current sales pipeline based on existing customer contracts and the timing and amount of future contract renewals. The determination of fair value using market earnings multiples requires the use of key judgments, estimates and assumptions related to projected earnings and applying those amounts to earnings multiples using appropriate peer companies. We develop our projected earnings using the same judgments, estimates, and assumptions used in the discounted cash flow analysis.

The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The implied fair value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any intangible assets that may not have any corresponding carrying value in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying value of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We performed our goodwill impairment tests during the year ended September 30, 2017, which resulted in an interim goodwill impairment charge of $311.1 million. Refer to Note 8 for additional information.

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

Derivative Financial Instruments

We periodically enter into cash flow derivative transactions, such as interest rate swap agreements, to hedge exposure to various risks related to interest rates. We recognize all derivatives at their fair value as either assets or liabilities. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in fair value of the derivative contract are recorded in accumulated other comprehensive loss, net of taxes, and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Derivatives not qualifying as cash flow hedges will default to a mark-to-market accounting treatment and will be recorded directly to the income statement. We present derivative instruments in operating, investing, or financing activities in our consolidated statements of cash flows consistent with the cash flows of the hedged item.

Comprehensive Income or Loss

Comprehensive income or loss generally represents all changes in stockholders’ equity, except those resulting from investments by or distributions to stockholders. Our comprehensive income or loss consists of net income or loss, foreign currency translation adjustments and fair value adjustments for cash flow hedges.

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

We also enter into sales rebates and profit-sharing arrangements. Such customer incentives are accounted for as a reduction to gross sales and recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and profit-sharing arrangements on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available.

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

Shipping and Handling Costs

We record revenue for shipping and handling billed to our customers. Shipping and handling revenues were $3.9 million, $4.6 million and $5.1 million for the years ended September 30, 2018, 2017 and 2016, respectively.

Shipping and handling costs are primarily included in cost of sales. Total shipping and handling costs were $33.5 million, $31.4 million and $28.0 million for the years ended September 30, 2018, 2017 and 2016, respectively.

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

We purchase our products on credit terms from vendors located throughout North America and Europe. For the years ended September 30, 2018, 2017 and 2016, we made 12%, 13%, and 12%, respectively, of our purchases from Precision Castparts Corp. and the amounts payable to this supplier were 4% and 6% of total accounts payable at September 30, 2018 and 2017, respectively. Additionally, for the years ended September 30, 2018, 2017 and 2016, we made 8%, 9%, and 8%, respectively, of our purchases from Arconic and the amounts payable to this supplier were 6% and 6% of total accounts payable at September 30, 2018 and 2017, respectively. The majority of the products we sell are available through multiple channels and, therefore, this reduces the risk related to any vendor relationship.

For the years ended September 30, 2018 and 2017, we derived approximately 11% of our total net sales from one individual customer. For the year ended September 30, 2016, we did not derive 10% or more of our total net sales from any individual customer. Government sales, which were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf, comprised 14%, 16% and 15% of our net sales during fiscal 2018, 2017 and 2016, respectively.

Foreign Currency Translation and Transactions

The financial statements of foreign subsidiaries and affiliates where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at each period-end for assets and liabilities and average exchange rates during the period for results of operations. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported as other income (expense), net in the consolidated statements of comprehensive income. For the years ended
September 30, 2018, 2017 and 2016, realized foreign currency transaction gains were $0.3 million, $0.1 million and $3.2 million, respectively.

Stock-Based Compensation

We recognize all stock-based awards to employees and directors as stock-based compensation expense based upon their fair values on the date of grant.

We estimate the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. We have estimated the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We recognize the stock-based compensation expense over the requisite service period (generally a vesting term of three years) using the graded vesting method for performance condition awards and the straight-line method for service condition only awards, which is generally a vesting term of three years. Stock options typically have a contractual term of 10 years. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date. Compensation expense for restricted stock units and awards are based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance based awards reflects the estimated probability that the performance condition will be met. Compensation expense for awards with total stockholder return performance metrics reflects the fair value calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods.

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

Note 3. Recent Accounting Pronouncements

Changes to generally accepted accounting principles in the United States (GAAP) are established by the Financial Accounting Standards Board (FASB), in the form of Accounting Standards Update, to the FASB’s Accounting Standards Codification.

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

 In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company in fiscal year 2021, including interim reporting periods within that reporting period, and all annual and interim reporting periods thereafter. Early adoption is permitted. We do not anticipate the adoption of ASU 2017-04 will have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is amended by ASU2018-01, ASU 2018-10 and ASU 2018-11 that were issued by FASB in January 2018, July 2018 and July 2018, respectively (collectively, the amended ASU 2016-02). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach shall be used when adopting ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. The amended ASU 2016-02 is effective for the Company in fiscal year 2020 and interim periods therein, with early application permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements. As of September 30, 2018, total future minimum payments under our operating leases amounted to $50.8 million.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which affects the accounting for equity investments (excluding investments recorded under the equity method), financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for the Company in fiscal year 2019, with early adoption permitted for certain provisions. We do not anticipate the adoption of ASU 2016-01 will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which the FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period.

To assess the impact of this new standard, the Company established an implementation project team, identified its revenue streams and contracts with customers across our businesses and applied the principles of the new standard against a selection of contracts to assist in the determination of potential revenue accounting differences. Based on our assessment, we do not anticipate that the adoption of this revised guidance will have a significant impact on our financial position, results of operations or cash flows. Our hardware product revenues will continue to be recognized as shipments are made and control transfers to the customer. Revenues for products and services provided under our chemical management service contracts will be recognized over time as control transfers to the customer. The Company has designed and implemented internal controls, policies and processes to comply with the new standard. We adopted Topic 606 in the first quarter of fiscal 2019 using the modified retrospective method of adoption, which resulted in no changes to the opening consolidated balance sheet as of October 1, 2018.

Adopted Accounting Standards Updates

Effective July 1, 2018, we early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify from AOCI to retained earnings stranded tax effects resulting from the enactment of the Tax Act. ASU 2018-02 was enacted on December 22, 2017 and requires certain disclosures about the stranded tax effects. An entity has the option of applying the new guidance at the beginning of the period of adoption or retrospectively to each period (or periods) in which the tax effects related to items remaining in accumulated other comprehensive income are recognized. We elected not to reclassify prior periods. Adoption of this standard resulted in an increase of $0.4 million to retained earnings as of July 1, 2018 due to the reclassification of the stranded tax effects as a result of the Tax Act from AOCI to retained earnings. This reclassification is reflected in the "Effect of adoption of accounting standard" line in the consolidated statements of stockholders' equity.
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

Effective October 1, 2017, we adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost or net realizable value and eliminates current GAAP options for measuring market value. ASU 2015-11 defines realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

Note 4. Commitments and Contingencies

Operating Leases

We lease office and warehouse facilities (certain of which are from related parties) and warehouse equipment under various non-concealable operating leases that expire at various dates through May 31, 2027. Certain leases contain escalation clauses based on the Consumer Price Index. We are also committed under the terms of certain of these operating lease agreements to pay property taxes, insurance, utilities and maintenance costs.

Future minimum rental payments under operating leases as of September 30, 2018 are as follows (dollars in thousands):

	Third Party	Related Party	Total
Years Ended September 30,
2019	$10,575	$1,864	$12,439
2020	9,364	317	9,681
2021	7,583	170	7,753
2022	6,382	283	6,665
2023	5,539	278	5,817
Thereafter	8,160	270	8,430
	$47,603	$3,182	$50,785

Total rent expense for the years ended September 30, 2018, 2017 and 2016 was $13.4 million, $12.6 million and $11.9 million, respectively.

Capital Lease Commitments

We lease certain equipment under capital lease agreements that require minimum monthly payments that expire at various dates through February 29, 2024. The gross amount of these leases at September 30, 2018 and September 30, 2017 are $4.8 million and $5.3 million, respectively.

Future minimum lease payments under capital lease agreements as of September 30, 2018 are as follows (in thousands):

Years Ended September 30,
2019	$2,311
2020	1,292
2021	474
2022	401
2023	215
Thereafter	66
4,759
Less: Interest	(226)
Total	$4,533

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

Charges to cost of sales for E&O provisions and related items were $16.8 million, $12.9 million and $14.6 million in the years ended September 30, 2018, 2017 and 2016, respectively. We believe that these amounts appropriately write-down E&O inventory to its net realizable value.

Note 6. Related Party Transactions

We entered into a management agreement with The Carlyle Group to provide certain financial, strategic advisory and consultancy services. Under this management agreement, we are obligated to pay The Carlyle Group, or a designee thereof, an annual management fee of $1.0 million (paid quarterly) plus fees and expenses associated with company-related meetings. The management fee was waived by an entity affiliated with The Carlyle Group for fiscal 2018 and the third and fourth quarters of fiscal 2017. We incurred expense of $0.1 million, $0.6 million and $1.3 million for the years ended September 30, 2018, 2017 and 2016, respectively, related to this management agreement. These amounts were paid to The Carlyle Group during the years ended September 30, 2018, 2017 and 2016.

We lease several office and warehouse facilities under operating lease agreements from entities controlled by our former chief executive officer, who is also our Chairman of the Board. Rent expense on these facilities was $1.9 million, $1.6 million and $1.8 million for the years ended September 30, 2018, 2017 and 2016, respectively (see Note 4).

Note 7. Property and Equipment, net

Property and equipment, net, consists of the following at September 30 (in thousands):

	2018	2017
Land, buildings and improvements	$31,966	$31,202
Machinery and equipment	22,321	21,265
Furniture and fixtures	7,930	8,011
Vehicles	859	942
Computer hardware and software	56,643	50,395
Construction in progress	3,684	4,300
	123,403	116,115
Less: accumulated depreciation	(79,198)	(65,760)
Property and equipment, net	$44,205	$50,355

At September 30, 2018 and 2017, property and equipment included assets of $18.4 million, and $15.6 million respectively, acquired under capital lease arrangements. Accumulated amortization of assets acquired under capital leases was $11.3 million and $7.9 million as of September 30, 2018 and 2017, respectively.

Depreciation and amortization expense for property and equipment was $14.4 million, $13.4 million and $12.1 million during the years ended September 30, 2018, 2017 and 2016, respectively (including amortization expense of $3.4 million, $2.5 million and $1.5 million on assets acquired under capital leases for the years ended September 30, 2018, 2017 and 2016, respectively).

Note 8. Goodwill and Intangible Assets, net

Goodwill

A reconciliation of our goodwill balance is as follows (in thousands):

	Americas September 30,		EMEA September 30,		APAC September 30,		Consolidated September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Beginning balance, gross	$773,384	$773,384	$51,190	$53,297	$16,955	$16,955	$841,529	$843,636
Accumulated impairment	(569,201)	(260,798)	—	—	(5,684)	(2,973)	(574,885)	(263,771)
Beginning balance, net	$204,183	$512,586	$51,190	$53,297	$11,271	$13,982	$266,644	$579,865
Foreign currency translation	—	—	—	(2,107)	—	—	—	(2,107)
Goodwill impairment	—	(308,403)	—	—	—	(2,711)	—	(311,114)
Ending balance, gross	$773,384	$773,384	$51,190	$51,190	$16,955	$16,955	$841,529	$841,529
Accumulated impairment	(569,201)	(569,201)	—	—	(5,684)	(5,684)	(574,885)	(574,885)
Ending balance, net	$204,183	$204,183	$51,190	$51,190	$11,271	$11,271	$266,644	$266,644

We performed our annual Step 1 goodwill impairment tests on July 1, 2018. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values.

As previously disclosed, as of June 30, 2017, we performed a two-step quantitative assessment on goodwill impairment on all our reporting units, which was triggered by events identified in our quarterly Step 0 qualitative assessment. As a result, we recognized a total impairment charge of $311.1 million. We also performed our fiscal year 2017 annual goodwill impairment test as of July 1, 2017, concurrent with our restructuring of our reporting units, which indicated no impairment for any of the three new reporting units, Americas, EMEA and APAC. Out of the $311.1 million goodwill impairment charge, $308.4 million was assigned to the Americas reporting unit and $2.7 million was assigned to the APAC reporting unit based on their relative fair value as of July 1, 2018. See Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2017 for additional information.

Intangible Assets

As of September 30, 2018 and 2017, the gross amounts and accumulated amortization of intangible assets is as follows (in thousands):

	2018		2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships (12 to 20 year life)	$172,603	$(75,102)	$172,603	$(64,319)
Trademarks (5 years to indefinite life)	52,930	(4,583)	52,930	(3,610)
Backlog (2 year life)	4,327	(4,327)	4,327	(4,327)
Non-compete agreements (3 to 4 year life)	1,457	(1,457)	1,457	(1,457)
Technology (10 year life)	32,260	(14,670)	32,260	(11,572)
Total intangible assets	$263,577	$(100,139)	$263,577	$(85,285)

Estimated future intangible amortization expense as of September 30, 2018 is as follows (in thousands):

2019	$14,855
2020	14,721
2021	14,317
2022	14,317
2023	14,317
Thereafter	53,078
$125,605

Amortization expense included in the statements of comprehensive income (loss) for the years ended September 30, 2018, 2017 and 2016 was $14.9 million, $14.9 million and $15.8 million, respectively. In addition to amortizing intangibles, we assigned an indefinite life to the Wesco Aircraft trademark. As of September 30, 2018 and 2017, the trademark had a carrying value of $37.8 million.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,
	2018	2017
Accrued compensation and related expenses	$18,590	$16,271
Accrual for professional fees	951	951
Accrued customer rebates	5,604	4,240
Accrued taxes (property, sales and use)	1,083	2,083
Deferred revenue	971	301
Accrual for severance and other expenses	1,203	354
Interest rate swap	289	2,462
Other accruals	14,076	8,667
Accrued expenses and other current liabilities	$42,767	$35,329

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

The carrying amounts and fair values of the debt instruments and interest rate swap hedge instrument were as follows (in thousands):

	September 30, 2018		September 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan A	$360,000	$357,840	$380,000	$376,960
Term loan B	440,562	432,192	440,562	428,667
Revolving facility	54,000	54,000	55,000	55,000
Interest rate swap hedge assets (liabilities), net	1,807	1,807	(3,365)	(3,365)

Note 11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2018			September 30, 2017
	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount
Term loan A facility	$360,000	$(5,842)	$354,158	$380,000	$(7,562)	$372,438
Term loan B facility	440,562	(2,943)	437,619	440,562	(4,162)	436,400
Revolving facility	54,000	—	54,000	55,000	—	55,000
	854,562	(8,785)	845,777	875,562	(11,724)	863,838
Less: current portion	74,000	—	74,000	75,000	—	75,000
Non-current portion	$780,562	$(8,785)	$771,777	$800,562	$(11,724)	$788,838

Aggregate maturities of long-term debt as of September 30, 2018 are as follows (in thousands):

Years Ended September 30,
2019	$74,000
2020	20,000
2021	760,562
$854,562

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

As of September 30, 2018, our outstanding indebtedness under our Credit Facilities was $854.6 million, which consisted of (1) $360.0 million of indebtedness under the term loan A facility, (2) $54 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of September 30, 2018, $126.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

During the year ended September 30, 2018, we borrowed $67.5 million under the revolving facility, and made our required payments of $20.0 million under the term loan A facility and voluntary prepayments totaling $68.5 million on our borrowings under the revolving facility.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of September 30, 2018, the interest rate for borrowings under the term loan A facility was 5.25%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. We have paid in advance all the required quarterly installments until the term loan B reaches its maturity. As of September 30, 2018, the interest rate for borrowings under the term loan B facility was 4.75%, which approximated the effective interest rate. We have three interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 12 below.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (i) 90 days before the maturity of the term loan B facility, and (ii) October 4, 2021. As of September 30, 2018, the weighted-average interest rate for borrowings under the revolving facility was 5.15%.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions), has been granted to the lenders under the Credit Facilities.

The Credit Agreement contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As disclosed below in the description of the Sixth Amendment, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 6.00 for the quarter ending September 30, 2018. As of September 30, 2018, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.18. Based on our current covenants and forecasts, we expect to be in compliance for the one year period after November 15, 2018. For additional information about our Consolidated Total Leverage Ratio, including an overview of the applicable step-down schedule, see “—Sixth Amendment to Senior Secured Credit Facilities” below.

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

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred debt issuance costs as of September 30, 2017	$7,562	$4,162	$3,676	$15,400
Deferred debt issuance costs for the Sixth Amendment	1,291	—	609	1,900
Amortization of deferred debt issuance costs	(3,011)	(1,219)	(1,458)	(5,688)
Deferred debt issuance costs as of September 30, 2018	$5,842	$2,943	$2,827	$11,612

UK Line of Credit

Our subsidiary, Wesco Aircraft EMEA, has a £5.0 million ($6.5 million based on the September 30, 2018 exchange rate) line of credit that automatically renews annually on October 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of September 30, 2018, the full £5.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have three interest rate swap agreements outstanding, which we have designated as a cash flow hedge, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement (the "First Swap Agreement") has an amortizing notional amount, which was $275.0 million through September 30, 2018, and matures on September 30, 2019, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility (see Note 11 for the applicable margin). The remaining two interest rate swap agreements (the “Remaining Swap Agreements”), entered into on May 14, 2018, have variable notional amounts which initially will increase in an amount approximately equal to amortization of the notional amount of the First Swap Agreement and then amortize thereafter. The Remaining Swap Agreements totaled $160.8 million as of

September 30, 2018, and mature on February 26, 2021, giving us the contractual right to pay a fixed interest rate of 2.79% plus the applicable margin under the term loan B facility (see Note 11 for the applicable margin).

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended September 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized immediately in earnings. During the year ended September 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of September 30, 2018, we expected to reclassify approximately $0.2 million from accumulated other comprehensive loss to earnings as an increase to interest expense over the next 12 months when the underlying hedged item impacts earnings.

Non-Designated Derivatives

From time to time, we enter into foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The derivatives are not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income, net line of our consolidated statement of earnings and comprehensive income. We did not have foreign currency forward contracts as of September 30, 2018 and 2017.

The following table summarizes the notional principal amounts at September 30, 2018 and 2017 of our interest rate swap agreements discussed above (in thousands). We did not have foreign exchange forward contracts as of September 30, 2018 and 2017.

	Derivative Notional
	September 30, 2018	September 30, 2017
Instruments designated as accounting hedges:
Interest rate contracts	$435,800	$375,000

The following table provides the location and fair value amounts of our hedge instruments, which are reported in our consolidated balance sheets as of September 30, 2018 and 2017 (in thousands). We did not have foreign exchange forward contracts as of September 30, 2018 and 2017.

		Fair Value as of September 30,
Liability Derivatives	Balance Sheet Locations	2018	2017
Instruments designated as accounting hedges:
Interest rate swap contracts	Other current assets	$1,045	$—
Interest rate swap contracts	Other assets	1,051	—
Interest rate swap contracts	Accrued expenses	289	2,462
Interest rate swap contracts	Other liabilities	—	903

 The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from accumulated other comprehensive loss to our consolidated statement of comprehensive income (loss) for the years ended September 30, 2018, 2017 and 2016 (in thousands).

	Location in Consolidated Statement	Years Ended September 30,
Cash Flow Derivatives	Of Comprehensive Income (Loss)	2018	2017	2016

Interest rate swap contracts	Interest income (expense), net	$1,163	$385	$1,344

Total interest expense, net presented in the consolidated statements of earnings and comprehensive income in which the above effects of cash flow hedges are recorded		$(48,880)	$(39,821)	$(36,901)

The following table provides the effective portion of the income (loss) of our cash flow hedge instruments which is recognized (net of income taxes) in other comprehensive income (loss) for the years ended September 30, 2018, 2017 and 2016 (in thousands).

	Years Ended September 30,
Cash Flow Derivatives	2018	2017	2016
Interest rate swap contracts	$2,774	$1,688	$(2,973)

The following table provides a summary of changes to our accumulated other comprehensive loss related to our cash flow hedging instruments (net of income taxes) during the years ended September 30, 2018 and 2017.

	Years Ended September 30,
AOCI - Unrealized Gain (Loss) on Hedging Instruments	2018	2017
Balance at beginning of period	$(2,133)	$(4,206)
Change in fair value of hedging instruments	2,774	1,688
Amounts reclassified to earnings	1,163	385
Net current period other comprehensive income	3,937	2,073
Effect of adoption of accounting standard	$(429)	$—
Balance at end of period	$1,375	$(2,133)

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated earnings and comprehensive income for the years ended September 30, 2018, 2017 and 2016 (in thousands).

Instruments Not Designated As Hedging Instruments	Location in Consolidated Statement of Comprehensive Income	Years Ended September 30,
		2018	2017	2016
Foreign exchange contract	Other income, net	$—	$(1,843)	(5,606)

Note 13. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects for each period were as follows (dollars in thousands):

	Year Ended September 30, 2018			Year Ended September 30, 2017			Year Ended September 30, 2016
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Change in unrealized holding losses on derivatives	3,645	(871)	2,774	2,692	(1,004)	1,688	(4,716)	1,743	(2,973)
Less: adjustment for losses on derivatives included in net income	1,528	(365)	1,163	615	(230)	385	2,132	(788)	1,344
Change in net foreign currency translation adjustment	(1,862)	—	(1,862)	(5,959)	(1,179)	(7,138)	(39,211)	—	(39,211)
Other comprehensive income (loss)	$3,311	$(1,236)	$2,075	$(2,652)	$(2,413)	$(5,065)	$(41,795)	$955	$(40,840)

See Note 12 for the amounts of losses on derivatives reclassified out of accumulated other comprehensive loss into the consolidated statements of income, with presentation location, for each period.

The changes in accumulated other comprehensive loss by component and related tax effects for each period were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Loss) income on Derivative Instruments	Total
Balance at September 30, 2015	$(36,144)	$(2,577)	$(38,721)
Other comprehensive loss before reclassifications	(39,211)	(4,716)	(43,927)
Amounts reclassified out of accumulated other loss	—	2,132	2,132
Tax effect	—	955	955
Other comprehensive loss	(39,211)	(1,629)	(40,840)
Balance at September 30, 2016	$(75,355)	$(4,206)	$(79,561)
Other comprehensive (loss) income before reclassifications	(5,959)	2,692	(3,267)
Amounts reclassified out of accumulated other comprehensive loss	—	615	615
Tax effect	(1,179)	(1,234)	(2,413)
Other comprehensive (loss) income	(7,138)	2,073	(5,065)
Balance at September 30, 2017	(82,493)	(2,133)	(84,626)
Other comprehensive (loss) income before reclassifications	(1,862)	3,645	1,783
Amounts reclassified out of accumulated other comprehensive loss	—	1,528	1,528
Tax effect	—	(1,236)	(1,236)
Other comprehensive (loss) income	(1,862)	3,937	2,075
Effect of adoption of accounting standards	—	(429)	(429)
Balance at September 30, 2018	$(84,355)	$1,375	$(82,980)

Note 14.  Net Income (Loss) Per Share

The following table presents net income (loss) per share and related information (dollars in thousands):

	Years Ended September 30,
	2018	2017	2016
Net income (loss)	$32,654	$(237,346)	$91,378
Basic weighted average shares outstanding	99,156,998	98,700,879	97,634,155
Dilutive effect of stock options and restricted shares	343,479	—	531,701
Dilutive weighted average shares outstanding	99,500,477	98,700,879	98,165,856
Basic net income (loss) per share	$0.33	$(2.40)	$0.94
Diluted net income (loss) per share	$0.33	$(2.40)	$0.93

Shares of common stock equivalents of 2.8 million, 3.7 million, and 2.0 million for the years ended September 30, 2018, 2017 and 2016, respectively, were excluded from the diluted calculation because their effect would be anti-dilutive or the performance condition for the award had not been satisfied.

Note 15. Income Taxes

Income (loss) before benefit or provision for income taxes for the years ended September 30, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
U.S. income (loss)	$29,854	$(261,594)	$63,614
Foreign income	30,758	13,347	61,976
Total	$60,612	$(248,247)	$125,590

The components of our income tax provision (benefit) for the years ended September 30, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Current provision
Federal	$10,263	$(2,536)	$7,315
State and local	729	(591)	1,134
Foreign	7,717	12,999	12,482
Subtotal	18,709	9,872	20,931
Deferred (benefit) provision
Federal	11,390	(14,730)	10,979
State and local	(3,206)	(2,738)	1,108
Foreign	1,065	(3,305)	1,194
Subtotal	9,249	(20,773)	13,281
Provision (benefit)for income taxes	$27,958	$(10,901)	$34,212

The tax impact associated with the exercise of employee stock options and vesting of restricted stock units for the year ended September 30, 2018 will be recognized in the current tax return. For the year ended September 30, 2018, $0.1 million of tax provision was recorded as an increase to our provision for income tax due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as discussed in Note 3. For the years ended September 30, 2017 and 2016, $0.9 million and $1.1 million of tax benefit was recorded as a decrease to our provision for income tax.

A reconciliation of our (benefit) provision for income taxes to the U.S. federal statutory rate is as follows for the years ended September 30, 2018, 2017 and 2016 (in thousands):

	2018		2017		2016
Provision (benefit) for income taxes at statutory rate	$14,867	24.53%	$(84,404)	34.00%	$43,956	35.00%
State taxes, net of tax benefit	742	1.22%	(4,559)	1.84%	1,458	1.16%
Deemed foreign dividends	1,301	2.15%	6,099	(2.46)%	3,963	3.16%
Nondeductible items	658	1.09%	283	(0.11)%	(1,912)	(1.52)%
Impact of foreign operations	(92)	(0.15)%	(3,526)	1.42%	(8,015)	(6.38)%
Impact of Tax Act	8,423	13.90%	—	—%	—	—%
Foreign tax credit	(18,275)	(30.15)%	(6,197)	2.50%	(4,313)	(3.43)%
Valuation allowance	19,098	31.51%	15,057	(6.07)%	—	—%
Non-deductible goodwill impairment	—	—%	23,644	(9.52)%	—	—%
Unremitted earnings of foreign subsidiaries	463	0.76%	37,537	(15.12)%	—	—%
Tax contingencies	492	0.81%	4,123	(1.66)%	(674)	(0.54)%
Other	281	0.46%	1,042	(0.43)%	(251)	(0.21)%
Actual provision (benefit) for income taxes	$27,958	46.13%	$(10,901)	4.39%	$34,212	27.24%

During the year ended September 30, 2017, the Company reassessed the potential need to repatriate foreign earnings and determined it was likely that we would, in the future, repatriate certain unremitted foreign earnings. Accordingly, we recorded a deferred tax liability of $38.7 million after taking into account the federal tax benefit of state taxes. For the year ended September 30, 2018, we recorded as a result of the Tax Act a $38.2 million tax benefit related to the reversal of the deferred tax liability for these foreign earnings. Following the enactment of the Tax Act, no federal taxes would be imposed upon the repatriation of these foreign earnings. The Company intends to permanently reinvest $27.2 million of foreign earnings for which no state, local or foreign withholding taxes have been provided and the state, local and foreign withholding taxes associated with the repatriation of such earnings would be between $0.5 million and $1.0 million.

For the three months ended December 31, 2017, the Company recorded a provisional $9.1 million charge to the tax expense related to the imposition of a one-time repatriation tax on accumulated earnings of our foreign subsidiaries (the Transition Tax). For the three months ended September 30, 2018, we recorded $0.8 million of additional tax expense related to the Transition Tax, taking into account current legislation regarding the U.S taxation of deemed foreign dividends in the year ended September 30, 2018. The current legislation may be amended or eliminated in future legislation. If such legislation is enacted, we will record the impact of the legislation in the quarter of enactment. The determination of the impact of the income tax effects of the items reflected as provisional amounts may change, possibly materially, following refinement of calculations, modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service. The Company will complete its review and report final amounts in accordance with SAB 118 for the three months ending December 31, 2018.

As of September 30, 2018 and 2017, the components of deferred income tax assets (liabilities) were as follows (in thousands):

	2018	2017
Deferred tax assets - Non-current
Inventories	$55,977	$92,711
Reserves and other accruals	1,217	1,692
Compensation accruals	2,965	2,308
Goodwill and intangible assets	3,412	20,101
Stock options	2,377	3,197
Net operating losses and tax credits	42,664	19,345
Other	674	2,611
Total deferred tax assets	109,286	141,965
Deferred tax (liabilities) - Non-current
Property and equipment	(1,568)	(3,505)
Unremitted earnings of foreign subsidiaries	(185)	(40,009)
Other	(7,281)	(7,008)
Total deferred tax liabilities - non-current	(9,034)	(50,522)
Valuation allowance	(37,920)	(18,602)
Net deferred tax assets (liabilities)	$62,332	$72,841

As of September 30, 2018, we had a federal net operating loss carryforward of $16.2 million, which will not expire, and state net operating loss carryforwards of $13.8 million, which will begin to expire in 2022, and foreign net operating loss carryforwards of $8.5 million which will begin to expire in 2021. As of September 30, 2018, we had U.S. foreign tax credit carryforwards of $36.1 million which will begin to expire in 2021.

We are subject to U.S. federal income tax as well as income taxes in various state and foreign jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is September 30, 2012.

We determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits as non-current liabilities in the consolidated balance sheets. As of September 30, 2018, the total amount of gross unrecognized tax benefits was $7.0 million, including $1.0 million of interest and $0.3 million of penalties, all of which would impact the effective tax rate if recognized. It is reasonably possible that within the next twelve months, $0.1 million of benefit may be recognized as a result of the lapsing of the statute of limitations.

The unrecognized tax benefits, which exclude interest and penalties, for the years ended September 30, 2018, 2017 and September 30, 2016 are as follows (in thousands):

	2018	2017	2016
Beginning balance	$5,232	$2,166	$2,725
Increases related to tax positions taken during a prior year	—	3,250	—
Decreases related to tax positions taken during a prior year	—	—	—
Increases related to tax positions taken during the current year	490	—	—
Decreases related to settlements with taxing authorities	—	—	(579)
Decreases related to expiration of statute of limitations	(55)	(51)	(113)
Changes due to translation of foreign currencies	—	(133)	133
Ending balance	$5,667	$5,232	$2,166

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

	Beginning Balance	Valuation Allowance Recorded During The Period	Ending Balance
Valuation allowance for deferred tax assets:
Year ended September 30, 2018	$18,602	$19,318	$37,920
Year ended September 30, 2017	5,548	13,054	18,602
Year ended September 30, 2016	5,961	(413)	5,548

Note 16. Stock-Based and Other Compensation Arrangements

On January 27, 2015, our stockholders approved the 2014 Plan, which amended and restated our 2011 Equity Incentive Award Plan and authorized the issuance of a total of 5,717,584 shares. As of September 30, 2018, there were 2,341,594 shares remaining available for issuance under the 2014 Plan.

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

Continuous Employment Conditions

At September 30, 2018, we have outstanding 366,541 unvested time-based stock options under the 2014 Plan or our prior equity incentive plans (collectively, the Plans), which will vest on the basis of continuous employment. All of the time-based options vest ratably during the period of service.

The following table sets forth the summary of options activity under the Plans (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at September 30, 2017	2,462,810	$14.92	6.99	$79
Granted	454,546	9.51
Exercised	(13,541)	5.79
Forfeited options	(495,688)	12.96
Options outstanding at September 30, 2018	2,408,127	$14.35	6.36	$643

Options exercisable at September 30, 2018	2,041,586	$14.98	5.95	$211

(1)
Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

The total intrinsic value of options exercised during the years ended September 30, 2018, 2017 and 2016 was $0.1 million, $6.0 million and $4.5 million, respectively. For the years ended September 30, 2018, 2017 and 2016, we recorded $1.4 million, $2.6 million and $3.2 million, respectively, of stock-based compensation expense related to these options that is included within selling, general and administrative expenses. At September 30, 2018, the unrecognized stock-based compensation related to these options was $1.7 million and is expected to be recognized over a weighted-average period of 1.4 years. Cash received from the exercise of stock options by us during the years ended September 30, 2018, 2017 and 2016 was $0.1 million, $2.7 million and $6.3 million, respectively.

Restricted Stock Units and Restricted Stock

In the year ended September 30, 2018, we granted 1,307,383 shares of restricted common stock to employees. These shares are eligible to vest over three years in three equal annual installments, subject to continued employment on each vesting date. During the years ended September 30, 2018, 2017 and 2016, we granted 104,663, 68,493 and 57,759, respectively, of restricted common shares to our directors. During fiscal year 2018, we also granted performance-related restricted stock units (PSUs) to certain executives. The PSUs vest after three years based on the achievement of certain predetermined goals, and are payable in shares of our common stock. One of the goals is based on our achieving a certain level of return on invested capital (ROIC) and the other goal is based on our total shareholder return (TSR) relative to certain peer companies over the three-year performance period. The actual number of shares to be issued for these PSUs is subject to final achievement of these goals and can range from 0% to 200% of the target shares set at the time of grant. Stock-based compensation expense for the PSUs is recognized on a straight-line basis over the performance period based upon the value determined using the intrinsic value method for the ROIC portion of the PSUs and using the Monte Carlo valuation method for the TSR portion of the PSUs. Stock-based compensation expense for the ROIC portion of the PSUs is cumulatively adjusted based upon the expected achievement of ROIC, which is assessed by management quarterly until vesting. Stock-based compensation expense for the TSR portion of the PSUs is recognized over the performance period regardless of the TSR performance.

For the years ended September 30, 2018, 2017 and 2016, we recorded $7.8 million, $3.8 million and $5.3 million, respectively, of stock-based compensation expense related to restricted stock that is included within selling, general and administrative expenses. The restricted stock awards do not contain any redemption provisions that are not within our control. Accordingly, these restricted stock awards have been accounted for as our stockholders’ equity. At September 30, 2018, the unrecognized stock-based compensation related to restricted stock awards was $8.6 million and is expected to be recognized over a weighted-average period of 1.5 years.

Restricted share activity during the year ended September 30, 2018 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at September 30, 2017	797,562	$12.21
Granted(1)	1,412,046	8.10
Vested	(502,555)	11.30
Forfeited	(245,963)	10.18
Outstanding at September 30, 2018	1,461,090	$8.89

(1)
Under the terms of their respective restricted stock award agreements, holders of restricted stock have the same voting rights as common stock shareholders; such rights exist even if the shares of restricted stock have not vested.

Fair value of our restricted shares is based on our closing stock price on the date of grant. The fair value of shares that were vested during the years ended September 30, 2018, 2017 and 2016 was $5.7 million, $5.3 million and $3.5 million, respectively. The fair value of shares that were granted during the years ended September 30, 2018, 2017 and 2016 was $11.4 million, $11.1 million and $6.9 million, respectively. The weighted average fair value at the grant date for restricted shares issued during the years ended September 30, 2018, 2017 and 2016 was $8.10, $12.63 and $12.29, respectively.

Due to tax deductions associated with option exercises and restricted share activities, we realized tax benefits of $0.1 million, $0.9 million and $1.1 million for the years ended September 30, 2018, 2017 and 2016, respectively. The realized 2018 and 2017 tax benefits were recorded as a reduction to our provision for income tax allowed by ASU 2016-09 which we early adopted on October 1, 2016 (see more discussion on ASU 2016-09 in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission (SEC) on November 28, 2017), and the realized 2016 tax benefits were recorded to the additional paid in capital account in our stockholders’ equity.

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

We estimated expected volatility based on historical data of the price of our common stock over the expected term of the options. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on guidelines provided in U.S. SEC Staff Accounting Bulletin No. 110 and represents the average of the vesting tranches and contractual terms. The risk-free rate assumed in valuing the options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the option. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero in the option pricing model. Compensation expense is recognized only for those options expected to vest with forfeitures estimated based on our historical experience and future expectations. Stock-based compensation awards are amortized on a straight-line basis over a three-year period.

The weighted average assumptions used to value the option grants are as follows:

	2018	2017	2016
Expected life (in years)	6.00	6.00	6.00
Volatility	33.85%	30.94%	35.00%
Risk free interest rate	2.07%	1.33%	1.55%
Dividend yield	—	—	—

The weighted average fair value per option at the grant date for options issued during the years ended September 30, 2018, 2017, and 2016 was $3.46, $4.37 and $4.38, respectively.

Note 17. Employee Benefit Plan

We maintain a 401(k) defined contribution plan and a retirement saving plan for the benefit of our eligible employees. All U.S. full-time employees who have completed at least one full month of service and are at least 20 years of age are eligible to participate in the plans. Eligible employees may elect to contribute up to 60% of their eligible compensation. We made contributions of $2.4 million, $2.4 million and $2.4 million to this plan during the years ended September 30, 2018, 2017 and 2016, respectively. Certain non-US employees of the Company participate in other defined contribution retirement plans with varying vesting and contribution provisions.

Note 18. Supplemental Cash Flow Information

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Cash payments for:
Interest	$42,659	$33,386	$33,349
Income taxes	7,160	10,287	37,193

Schedule of non-cash investing and financing activities:
Property and equipment acquired pursuant to capital leases	$2,816	$3,891	$1,780

Note 19. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for quarters ended December 31, 2016 through September 30, 2018 is as follows (in thousands except per share data):

Quarters Ended:	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Net sales	$406,817	$410,359	$390,183	$363,091
Gross profit	98,800	104,197	105,735	94,424
Net income (loss)	7,274	10,754	15,000	(374)
Basic net income (loss) per share (1)	$0.07	$0.11	$0.15	$—
Diluted net income (loss) per share (1)	$0.07	$0.11	$0.15	$—

Quarters Ended:	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Net sales	$361,552	$363,907	$364,599	$339,371
Gross profit	87,487	90,208	94,755	89,457
Net (loss) income (2)	(38,287)	(229,608)	17,442	13,107
Basic net (loss) income per share (1)	$(0.39)	$(2.32)	$0.18	$0.13
Diluted net (loss) income per share (1)	$(0.39)	$(2.32)	$0.18	$0.13

1.	Net income (loss) per share calculations for each quarter are based on the weighted average basic and diluted shares outstanding for that quarter and may not total to the full year amount.

2.	During the three months ended June 30, 2017, we recorded a non-cash goodwill impairment charge of $311.1 million. See Note 2, Note 5 and Note 8 for additional information.

Note 20. Segment Reporting

We evaluate segment performance based on segment income or loss from operations. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision-maker (CODM). Our chief executive officer serves as our CODM.

We organize our businesses under three geographic-based segments: the Americas, EMEA and APAC. Our CODM reviews segment results on this basis for purposes of allocating resources and assessing performance. Each segment’s results reflect the results of our subsidiaries within that geographic region. Revenues reported by a segment reflect the customer contracts held by that segment, regardless of the geographic location of that customer. Some segments incur expenses for the benefit of the group or other segments, however these expenses are not allocated. We present corporate expenses related to public company reporting costs and other costs that would not be required by the segments if they were operating on a standalone basis as unallocated corporate costs.

The following table presents net sales and other financial information by business segment (in thousands):

	Year Ended September 30, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales (1)	$1,271,893	$262,087	$36,470	$—	$1,570,450
Income (loss) from operations (2)	128,908	17,926	2,017	(39,383)	109,468
Interest expense, net	43,499	5,281	100	—	48,880
Capital expenditures	4,917	533	216	—	5,666
Depreciation and amortization	25,458	3,484	314	—	29,256
Total assets	1,485,453	248,937	55,086	—	1,789,476
Goodwill	204,183	51,190	11,271	—	266,644

(1)	For fiscal 2018, approximately 11% of our total net sales were derived from one individual customer, which was reported under the Americas, EMEA and APAC segments.

(2)
Unallocated corporate costs for fiscal 2018 consisted of payroll and personnel costs of $10.3 million, stock-based compensation expenses of $5.7 million, professional fees of $22.2 million and other corporate expenses of $1.2 million.

	Year Ended September 30, 2017
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales (1)	$1,142,366	$258,072	$28,991	$—	$1,429,429
Income (loss) from operations (2) (3)	(213,501)	25,138	(172)	(20,260)	(208,795)
Interest expense, net	35,936	3,786	99	—	39,821
Capital expenditures	5,659	3,165	99	—	8,923
Depreciation and amortization	24,765	3,321	266	—	28,352
Total assets	1,436,840	275,445	41,822	—	1,754,107
Goodwill (3)	204,183	51,190	11,271		266,644

(1)	For fiscal 2017, nearly 11% of our total net sales were derived from one individual customer, which was reported under the Americas, EMEA and APAC segments.

(2)
Unallocated corporate costs for fiscal 2017 consisted of payroll and personnel costs of $10.1 million, stock-based compensation expenses of $3.4 million, and professional fees and other corporate expenses of $6.8 million.

(3)
Changes in the goodwill balance for fiscal 2017 included a non-cash impairment charge of $311.1 million, of which $308.4 million was related to the Americas segment and $2.7 million was related to the APAC segment. See Note 8 for further information.

	Year Ended September 30, 2016
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$1,177,496	$274,952	$24,918	$—	$1,477,366
Income (loss) from operations (1)	134,159	43,881	1,196	(20,486)	158,750
Interest expense, net	32,595	4,309	(3)	—	36,901
Capital expenditures	12,728	1,143	121		13,992
Depreciation and amortization	24,412	3,289	279	—	27,980

(1)
Unallocated corporate costs for fiscal 2016 consisted of payroll and personnel costs of $6.7 million, stock-based compensation expenses of $5.3 million, and professional fees and other corporate expenses of $8.5 million.

Geographic Information

We operated principally in the United States, United Kingdom and other foreign geographic areas in Americas, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the years ended September 30, 2018, 2017, and 2016, were as follows (dollars in thousands):

	Years Ended September 30,
	2018		2017		2016
	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales
United States of America	$1,173,429	74.7%	$1,062,523	74.3%	$1,087,691	73.6%
United Kingdom	182,124	11.6%	179,160	12.5%	195,473	13.2%
Other foreign countries	214,897	13.7%	187,746	13.2%	194,202	13.2%
All foreign countries	397,021	25.3%	366,906	25.7%	389,675	26.4%
Total	$1,570,450	100.0%	$1,429,429	100.0%	$1,477,366	100.0%

We determine the geographic area based on the origin of the sale.

Our long-lived assets consist of property and equipment, net, intangible assets, net and investment in joint ventures. Long-lived assets by geographic area, for the years ended September 30, 2018 and 2017, were as follows (in thousands):

	Years Ended September 30
	2018	2017
United States of America	$169,377	$185,438
All foreign countries	48,832	54,109
	$218,209	$239,547

Product and Services Information

Net sales by product categories, for the years ended September 30, 2018, 2017 and 2016 were as follows (dollars in thousands):

	Years Ended September 30
	2018		2017		2016
	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales
Hardware	$732,892	46.7%	$665,224	46.6%	$711,177	48.2%
Chemicals	656,959	41.8%	602,039	42.1%	600,124	40.6%
Electronic components	114,875	7.3%	100,160	7.0%	105,207	7.1%
Bearings	36,212	2.3%	34,566	2.4%	34,662	2.3%
Machined parts and other	29,512	1.9%	27,440	1.9%	26,196	1.8%
Total	$1,570,450	100.0%	$1,429,429	100.0%	$1,477,366	100.0%

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a‑15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2018.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2019 annual meeting of stockholders (2019 Proxy Statement) filed within 120 days after September 30, 2018 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days after September 30, 2018. To the extent such information is included in our 2019 Proxy Statement within 120 days after September 30, 2018, it is expected to be incorporated by reference to the sections of our 2019 Proxy Statement specified below.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2019 Proxy Statement under the following headings is incorporated herein by reference:

•	“Proposal 1—Election of Directors,”

•	“Executive Officers,”

•	“Section 16(a) Beneficial Ownership Reporting Compliance” and

•	“General Information Concerning the Board of Directors, Its Committees and the Company’s Corporate Governance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing in our 2019 Proxy Statement under the following headings is incorporated herein by reference:

•	“Compensation Discussion and Analysis,”

•	“General Information Concerning the Board of Directors, Its Committees and the Company’s Corporate Governance” and

•	“Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2019 Proxy Statement under the following heading is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management” and

•	“Compensation Discussion and Analysis.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2019 Proxy Statement under the following headings is incorporated herein by reference:

•	“Certain Relationships and Related Party Transactions” and

•	“General Information Concerning the Board of Directors, Its Committees and the Company’s Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2019 Proxy Statement under the following heading is incorporated herein by reference:

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

WESCO AIRCRAFT HOLDINGS, INC.

Dated:	November 15, 2018	By:	/s/ Todd S. Renehan
Todd S. Renehan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD S. RENEHAN	Chief Executive Officer and Director
Todd S. Renehan	(principal executive officer)	November 15, 2018

/s/ KERRY A. SHIBA	Executive Vice President and Chief Financial
Kerry A. Shiba	Officer (principal financial officer)	November 15, 2018

/s/ HOWARD D. ROSEN	Vice President and Corporate Controller
Howard D. Rosen	(principal accounting officer)	November 15, 2018

/s/ RANDY J. SNYDER
Randy J. Snyder	Chairman of the Board of Directors	November 15, 2018

/s/ DAYNE A. BAIRD
Dayne A. Baird	Director	November 15, 2018

/s/ THOMAS M. BANCROFT
Thomas M. Bancroft	Director	November 15, 2018

/s/ PAUL E. FULCHINO
Paul E. Fulchino	Director	November 15, 2018

/s/ JAY L. HABERLAND
Jay L. Haberland	Director	November 15, 2018

/s/ SCOTT E. KUECHLE
Scott E. Kuechle	Director	November 15, 2018

/s/ ADAM J. PALMER
Adam J. Palmer	Director	November 15, 2018

/s/ ROBERT D. PAULSON
Robert D. Paulson	Director	November 15, 2018

/s/ JENNIFER M. POLLINO
Jennifer M. Pollino	Director	November 15, 2018

/s/ NORTON A. SCHWARTZ
Norton A. Schwartz	Director	November 15, 2018

Exhibit Index

Exhibit Number	Description
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

10.9
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

10.12
Wesco Aircraft Holdings, Inc. 2011 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333- 173381))

10.13	Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement dated December 18, 2014 (File No. 001-35253))
10.14	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333- 173381))
10.15	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.16	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.17	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 001-35253))
10.18	Form of Performance Stock Unit Agreement (fiscal 2017 grant) (Incorporated by reference to Exhibit 10.27 to the Registration's Annual Report on Form 10-K dated November 28, 2017 (File No. 001-35253))
10.19	Wesco Aircraft Holdings, Inc. Amended and Restated Management Incentive Plan (Filed herewith)
10.20
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

10.22
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