Form 10-Q
period 2018-12-31
Wesco Aircraft Holdings, Inc
filed 2019-02-01
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of January 24, 2019 was 99,747,066.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2018	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$25,181	$46,222
Accounts receivable, net of allowance for doubtful accounts of $2,902 and $2,877 at December 31, 2018 and September 30, 2018, respectively	296,756	283,775
Inventories	912,679	884,212
Prepaid expenses and other current assets	19,322	15,291
Income taxes receivable	2,798	2,017
Total current assets	1,256,736	1,231,517
Property and equipment, net	43,951	44,205
Deferred debt issuance costs, net	2,501	2,827
Goodwill	266,644	266,644
Intangible assets, net	159,705	163,438
Deferred tax assets	66,624	65,135
Other assets	16,915	15,710
Total assets	$1,813,076	$1,789,476

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$184,852	$180,494
Accrued expenses and other current liabilities	37,465	42,767
Income taxes payable	3,719	2,295
Capital lease obligations, current portion	2,235	2,205
Short-term borrowings and current portion of long-term debt	94,000	74,000
Total current liabilities	322,271	301,761
Capital lease obligations, less current portion	2,050	2,329
Long-term debt, less current portion	767,755	771,777
Deferred income taxes	3,504	2,803
Other liabilities	19,174	18,337
Total liabilities	1,114,754	1,097,007
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 99,749,451 and 99,557,885 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	100	99
Additional paid-in capital	447,059	444,531
Accumulated other comprehensive loss	(85,949)	(82,980)
Retained earnings	337,112	330,819
Total stockholders’ equity	698,322	692,469
Total liabilities and stockholders’ equity	$1,813,076	$1,789,476

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Net sales	$395,311	$363,091
Cost of sales	296,969	268,667
Gross profit	98,342	94,424
Selling, general and administrative expenses	76,263	69,852
Income from operations	22,079	24,572
Interest expense, net	(12,914)	(11,838)
Other (expense) income, net	(217)	260
Income before income taxes	8,948	12,994
Provision for income taxes	(2,655)	(13,368)
Net income (loss)	6,293	(374)
Other comprehensive (loss) income, net of income taxes	(2,969)	1,265
Comprehensive income	$3,324	$891
Net income (loss) per share:
Basic	$0.06	$—
Diluted	$0.06	$—
Weighted average shares outstanding:
Basic	99,485,989	99,096,914
Diluted	99,904,111	99,096,914

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2018	99,557,885	$99	$444,531	$(82,980)	$330,819	$692,469
Issuance of common stock	191,566	1	12	—	—	13
Settlement on restricted stock tax withholding	—	—	(428)	—	—	(428)
Stock-based compensation expense	—	—	2,944	—	—	2,944
Net income	—	—	—	—	6,293	6,293
Other comprehensive loss	—	—	—	(2,969)	—	(2,969)
Balance at December 31, 2018	99,749,451	$100	$447,059	$(85,949)	$337,112	$698,322

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2017	99,450,902	$99	$436,522	$(84,626)	$297,736	$649,731
Issuance of common stock	66,641	—	(1)	—	—	(1)
Settlement on restricted stock tax withholding	—	—	(26)	—	—	(26)
Stock-based compensation expense	—	—	1,815	—	—	1,815
Net income	—	—	—	—	(374)	(374)
Other comprehensive loss	—	—	—	1,265	—	1,265
Balance at December 31, 2017	99,517,543	$99	$438,310	$(83,361)	$297,362	$652,410

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$6,293	$(374)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,098	7,256
Amortization of deferred debt issuance costs	1,304	1,508
Bad debt and sales return reserve	119	154
Stock-based compensation expense	2,944	1,815
Inventory provision	5,045	4,443
Deferred income taxes	(12)	593
Other non-cash items	(351)	(95)
Subtotal	22,440	15,300
Changes in assets and liabilities:
Accounts receivable	(13,858)	2,020
Income taxes receivable	(789)	577
Inventories	(33,575)	(32,960)
Prepaid expenses and other assets	(6,576)	(3,069)
Accounts payable	4,348	(22,315)
Accrued expenses and other liabilities	(5,868)	8,226
Income taxes payable	1,431	2,341
Net cash used in operating activities	(32,447)	(29,880)

Cash flows from investing activities
Purchase of property and equipment	(2,240)	(1,335)
Net cash used in investing activities	(2,240)	(1,335)

Cash flows from financing activities
Proceeds from short-term borrowings	30,000	46,000
Repayment of short-term borrowings	(10,000)	(27,000)
Repayment of long-term debt	(5,000)	(5,000)
Debt issuance costs	—	(1,900)
Repayment of capital lease obligations	(755)	(547)
Net proceeds from exercise of stock options	12	—
Settlement on restricted stock tax withholding	(428)	(26)
Net cash provided by financing activities	13,829	11,527
Effect of foreign currency exchange rate on cash and cash equivalents	(183)	11
Net decrease in cash and cash equivalents	(21,041)	(19,677)
Cash and cash equivalents, beginning of period	46,222	61,625
Cash and cash equivalents, end of period	$25,181	$41,948

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. & Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Wesco Aircraft Holdings, Inc. and its wholly owned subsidiaries (referred to herein as Wesco or the Company) prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of the financial position, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from these estimates. Our financial statements have been prepared under the assumption that our Company will continue as a going concern.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on November 16, 2018 (the 2018 Form 10-K).

Except for the changes below, no material changes have been made to our significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2018 Form 10-K.

Revenue from Contracts with Customers

Pursuant to Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (ASC 606), we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Typically, our master purchase contracts with our customer run for three to five years without minimum purchase requirements annually or for over the term of the contract, and contain termination for convenience provisions, which generally allow for our customers to terminate their contracts on short notice without meaningful penalties. Pursuant to ASC 606, we have concluded that for revenue recognition purposes, our customers’ purchase orders (P.O.'s) are considered contracts, which are supplemented by certain contract terms such as service fee arrangements and variable price considerations in our master purchase contracts. The P.O.'s are typically fulfilled within one year.

Our Contracts for hardware and chemical product sales have a single performance obligation. Revenues from these Contract sales are recognized when the customer obtains control of our products, which occurs at a point in time, typically upon delivery in accordance with the terms of the sales contract. Services under our hardware just-in-time (JIT) arrangements are provided by us contemporaneously with the delivery of these products and are not separately identifiable from the products, and as such, once the products are delivered, we do not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the products. Payment is generally due within 30 to 90 days of delivery; therefore, our contracts do not create significant financing components. Warranties are limited to replacement of goods that are defective upon delivery. The Company does not provide service-type warranties.

Our chemical management services (CMS) contracts include the sale of chemical products as well as services such as product procurement, receiving and quality inspection, warehouse and inventory management, and waste disposal. The CMS contracts represent an end-to-end integrated chemical management solution. While each of the products and various services benefits the customer, we determined that they are a single output in the context of the CMS contract due to the significant commercial integration of these products and services. Therefore, chemical products and services provided under a CMS contract represent a single performance obligation and revenue is recognized over time for these contracts using product deliveries as our output measure of progress under the CMS contract to depict the transfer of control to the customer.

We report revenue on a gross or net basis in our presentation of net sales and costs of sales based on management’s assessment of whether we act as a principal or agent in the transaction. If we are the principal in the transaction and have control of the specified good or service before that good or service is transferred to a customer, the transactions are recorded as gross in the consolidated statements of comprehensive income. If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statements of earnings and comprehensive income. This assessment requires significant judgment to evaluate indicators of control within our contracts. We base our judgment on various indicators that include whether we take possession of the products, whether we are responsible for their acceptability, whether we have inventory risk, and whether we have discretion in establishing the price paid by the customer. The majority of our revenue is recorded on a gross basis with the exception of certain gas, energy and chemical management service contracts that are recorded on a net basis.

With respect to variable consideration, we apply judgment in estimating its impact to determine the amount of revenue to recognize. Sales rebates and profit-sharing arrangements are accounted for as a reduction to gross sales and recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and profit-sharing arrangements on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available. We provide allowances for credits and returns based on historic experience and adjust such allowances as considered necessary. To date, such provisions have been within the range of our expectations and the allowance established. Returns and refunds are allowed only for materials that are defective or not compliant with the customer’s order. Sales tax collected from customers is excluded from net sales in the consolidated statements of comprehensive income.

We have determined that sales backlog is not a relevant measure of our business. Few, if any, of our contracts include minimum purchase requirements, annually or over the term of the agreement. As a result, we have no material sales backlog.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is amended by ASU 2018-01, ASU2018-10, ASU 2018-11 and ASU 2018-20, which FASB issued in January 2018, July 2018, July 2018 and December 2018, respectively (collectively, the amended ASU 2016-02). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach shall be used when adopting the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. The amended ASU 2016-02 is effective for the Company in fiscal year 2020 and interim periods therein, with early application permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements. As of September 30, 2018, total future minimum payments under our operating leases amounted to $50.8 million.

Adopted Accounting Standards

On October 1, 2018, we adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers

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

Effective October 1, 2018, we adopted the amended ASU 2014-09 (ASC 606) using the modified retrospective method of adoption, which resulted in no changes to our opening consolidated balance sheet at the beginning of October 1, 2018. Our initial and incremental contract acquisition costs including sign up commissions and set up costs, which are required to be capitalized under ASC 606, are insignificant and expensed as incurred. Our revenues recognized under ASC 606 for the three months ended December 31, 2018 were not materially different from what would have been recognized under the previous revenue standard, ASC 605, that is superseded. Prior period consolidated statements of earnings and comprehensive income remain unchanged.

We have designed and implemented internal controls, policies and processes to comply with ASC 606. The additional disclosures required by ASC 606 are included in Note 1 and Note 9.

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

During the three months ended December 31, 2018 and 2017, charges to cost of sales related to provisions for E&O inventory related expenses were $5.0 million and $4.4 million, respectively. We believe that these amounts appropriately write-down E&O inventory to its net realizable value.

Note 4. Goodwill

As of December 31, 2018, goodwill consists of the following (in thousands):

	Americas	EMEA	APAC	Total
Goodwill as of September 30, 2018, gross	$773,384	$51,190	$16,955	$841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of September 30, 2018, net	204,183	51,190	11,271	266,644

Changes during the period	—	—	—	—

Goodwill as of December 31, 2018, gross	773,384	51,190	16,955	841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of December 31, 2018, net	$204,183	$51,190	$11,271	$266,644

Note 5. Fair Value of Financial Instruments

Derivative Financial Instruments

Our primary objective in using financial derivatives is to reduce the volatility of earnings and cash flows associated with fluctuations in foreign exchange rates and changes in interest rates. Our use of financial derivatives exposes us to credit risk to the extent that associated counter-parties may be unable to meet the terms of the derivatives. We, however, seek to mitigate such risks by limiting our counter-parties to major financial institutions. In addition, the potential risk of loss with any one counter-party resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counter-parties.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have three interest rate swap agreements outstanding, which we have designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement (the "First Swap Agreement") has an amortizing notional amount, which was $250.0 million on December 31, 2018, and matures on September 30, 2019, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin). The remaining two interest rate swap agreements (the “Remaining Swap Agreements”), entered into on May 14, 2018, have variable notional amounts which initially will increase in amount approximately equal to amortization of the notional amount of the First Swap Agreement and then amortize thereafter. The Remaining Swap Agreements totaled $173.3 million on December 31, 2018, and mature on February 26, 2021, giving us the contractual right to pay a fixed interest rate of 2.79% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin).

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended December 31, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of December 31, 2018, we expect to reclassify $0.2 million from accumulated other comprehensive gain and the related deferred tax to earnings as a decrease to interest expense over the next 12 months when the underlying hedged item impacts earnings.

Non-Designated Derivatives

From time to time, we enter into foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The derivatives are not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income, net line of our consolidated statements of earnings and comprehensive income. We did not have foreign currency forward contracts as of December 31, 2018 and September 30, 2018.

The following table summarizes the notional principal amounts at December 31, 2018, and September 30, 2018 of our outstanding interest rate swap agreements discussed above (in thousands).

	Derivative Notional
	December 31, 2018	September 30, 2018
Instruments designated as accounting hedges:
Interest rate swap contracts	$423,300	$435,800

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of December 31, 2018 and September 30, 2018 (in thousands).

		Fair Value
	Balance Sheet Locations	December 31, 2018	September 30, 2018
Instruments designated as accounting hedge:
Interest rate swap contracts	Other current assets	$786	$1,045
Interest rate swap contracts	Other assets	—	1,051
Interest rate swap contracts	Accrued expenses and other current liabilities	580	289
Interest rate swap contracts	Other liabilities	1,300	—

The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to interest expense on our consolidated statements of earnings and comprehensive income during the three months ended December 31, 2018 and 2017 (in thousands).

	Location in Consolidated Statements of Earnings and Comprehensive Income	Three Months Ended December 31,

Cash Flow Hedge		2018	2017
Interest rate swap contracts	Interest expense, net	$82	$557

Total interest expense, net presented in the consolidated statements of earnings and comprehensive income in which the above effects of cash flow hedges are recorded		$12,914	$11,838

The following table provides the effective portion of the amount of (loss) gain recognized in other comprehensive income (net of income taxes) for the three months ended December 31, 2018 and 2017 (in thousands).

	Three Months Ended December 31,

Cash Flow Hedge	2018	2017
Interest rate swap contracts	$(2,194)	$813

The following table provides a summary of changes to our AOCI related to our cash flow hedging instrument (net of income taxes) during the three months ended December 31, 2018 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended December 31, 2018
Balance at beginning of period	$1,375
Change in fair value of hedging instruments	(2,194)
Amounts reclassified to earnings	82
Net current period other comprehensive loss	(2,112)
Balance at end of period	$(737)

Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities, and a credit facility including two term loans and a revolving line of credit. The carrying amounts of these instruments approximate fair value because of their short-term duration. The fair value of interest rate swap agreements is determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement (as defined below). The fair value of the long-term debt instruments is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined below). The principal amounts and fair values of the debt instruments and interest rate swap agreements were as follows (in thousands):

	December 31, 2018		September 30, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A facility	$355,000	$348,787	$360,000	$357,840
Term loan B facility	440,562	429,548	440,562	432,192
Revolving facility	74,000	74,000	54,000	54,000
Interest rate swap contract liability (assets), net	1,094	1,094	(1,807)	(1,807)

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the three months ended December 31, 2018. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of December 31, 2018 and September 30, 2018 (in thousands).

December 31, 2018	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedge:
Interest rate swap contracts	Other current assets	$786	$—	$786	$—
Interest rate swap contracts	Accrued expenses and other current liabilities	580	—	580	—
Interest rate swap contracts	Other liabilities	1,300	—	1,300	—

September 30, 2018	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instrument designated as accounting hedge:
Interest rate swap contracts	Other current assets	$1,045	$—	$1,045	$—
Interest rate swap contracts	Other assets	1,051	—	1,051	—
Interest rate swap contracts	Accrued expenses and other current liabilities	289	—	289	—

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

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2018			September 30, 2018
	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount
Term loan A facility	$355,000	$(5,168)	$349,832	$360,000	$(5,842)	$354,158
Term loan B facility	440,562	(2,639)	437,923	440,562	(2,943)	437,619
Revolving facility	74,000	—	74,000	54,000	—	54,000
	869,562	(7,807)	861,755	854,562	(8,785)	845,777
Less: current portion	94,000	—	94,000	74,000	—	74,000
Non-current portion	$775,562	$(7,807)	$767,755	$780,562	$(8,785)	$771,777

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

As of December 31, 2018, our outstanding indebtedness under our Credit Facilities was $869.6 million, which consisted of (1) $355.0 million of indebtedness under the term loan A facility, (2) $74.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of December 31, 2018, $106.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

During the three months ended December 31, 2018, we borrowed $30.0 million under the revolving facility, and made our required quarterly payments of $5.0 million on our term loan A facility and voluntary prepayments totaling $10.0 million on our borrowings under the revolving facility.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. As of December 31, 2018, the interest rate for borrowings under the term loan A facility was 5.35%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of December 31, 2018, the interest rate for borrowings under the term loan B facility was 4.85%, which approximated the effective interest rate. We have an interest rate swap agreement relating to this indebtedness, which is described in greater detail in Note 5 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. As of December 31, 2018, the weighted-average interest rate for borrowings under the revolving facility was 5.83%.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Agreement contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. Our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 5.75 for the quarter ending December 31, 2018. As of December 31, 2018, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.31. The Consolidated Total Leverage Ratio is scheduled to step-down to 5.50 for the quarter ending March 31, 2019; 5.25 for the quarter ending June 30, 2019; 4.75 for the quarters ending September 30, 2019, December 31, 2019 and March 31, 2020; 4.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021; and 3.00 for the quarter ending June 30, 2021 and thereafter. Based on our current covenants and forecasts, we expect to be in compliance for the one year period after January 31, 2019.

The Credit Agreement also includes an Excess Cash Flow Percentage (as such term is defined in the Credit Agreement), which is currently set at 75%, provided that the Excess Cash Flow Percentage shall be reduced to (1) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (2) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (3) 0%, if the Consolidated Total Leverage Ratio is less than 2.50. The calculation is determined annually, and for fiscal year 2018, no excess cash flow payment was required.

The following table summarizes the total deferred debt issuance costs for the term loan A facility, the term loan B facility and the revolving facility as of December 31, 2018 and September 30, 2018 (dollars in thousands). The remaining deferred debt issuance costs as of December 31, 2018 will be amortized over their remaining terms.

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred debt issuance costs as of September 30, 2018	$5,842	$2,943	$2,827	$11,612
Amortization of deferred debt issuance costs	(674)	(304)	(326)	(1,304)
Deferred debt issuance costs as of December 31, 2018	$5,168	$2,639	$2,501	$10,308

UK Line of Credit

Our subsidiary, Wesco Aircraft EMEA, Ltd., has a £5.0 million ($6.4 million based on the December 31, 2018 exchange rate) line of credit that automatically renews annually on October 1 (the UK line of credit). The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of December 31, 2018, the full £5.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 7. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended December 31,
	2018	2017
Net income (loss)	$6,293	$(374)
Foreign currency translation loss	(857)	(105)
Unrealized (loss) gain on cash flow hedging instruments	(2,112)	1,370
Total comprehensive income	$3,324	$891

Note 8. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of both outstanding stock options and restricted stock, if any, calculated using the treasury stock method. Assumed proceeds from in-the-money awards are calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income (loss) per share for the three months ended December 31, 2018 and 2017 (dollars in thousands except share data):

	Three Months Ended December 31,
	2018	2017
Net income (loss)	$6,293	$(374)
Basic weighted average shares outstanding	99,485,989	99,096,914
Dilutive effect of stock options and restricted stock	418,122	—
Dilutive weighted average shares outstanding	99,904,111	99,096,914
Basic net income (loss) per share	$0.06	$—
Diluted net income (loss) per share	$0.06	$—

For the three months ended December 31, 2018 and 2017, respectively, 3,172,721 and 4,160,656 shares of common stock equivalents were not included in the diluted calculation due to their anti-dilutive effect.

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

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended December 31, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$321,125	$61,738	$12,448	$—	$395,311
Income (loss) from operations	28,991	2,496	1,074	(10,482)	22,079
Interest expense, net	(11,257)	(1,631)	(26)	—	(12,914)
Capital expenditures	1,460	491	289	—	2,240
Depreciation and amortization	6,166	849	83	—	7,098

	Three Months Ended December 31, 2017
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$289,515	$64,238	$9,338	$—	$363,091
Income (loss) from operations	25,197	5,152	1,498	(7,275)	24,572
Interest expense, net	(10,648)	(1,164)	(26)	—	(11,838)
Capital expenditures	958	325	52	—	1,335
Depreciation and amortization	6,376	806	74	—	7,256

	As of December 31, 2018
	Americas	EMEA	APAC	Consolidated
Total assets	$1,503,068	$251,281	$58,727	$1,813,076
Goodwill	204,183	51,190	11,271	266,644

	As of September 30, 2018
	Americas	EMEA	APAC	Consolidated
Total assets	$1,485,453	$248,937	$55,086	$1,789,476
Goodwill	204,183	51,190	11,271	266,644

Product and Service Information

Net sales by product categories for the three months ended December 31, 2018 were as follows (dollars in thousands):

	Three Months Ended December 31, 2018
	Americas		EMEA		APAC		Consolidated
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Hardware	$150,997	47.0%	$27,139	44.0%	$3,963	31.8%	$182,099	46.1%
Chemicals (1)	131,612	41.0%	30,339	49.1%	6,558	52.7%	168,509	42.6%
Electronic components	26,465	8.3%	1,959	3.2%	351	2.8%	28,775	7.3%
Bearings	5,619	1.7%	1,636	2.6%	1,195	9.6%	8,450	2.1%
Machined parts and other	6,432	2.0%	665	1.1%	381	3.1%	7,478	1.9%
Total	$321,125	100.0%	$61,738	100.0%	$12,448	100.0%	$395,311	100.0%

(1)    Includes CMS contracts

Note 10. Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2018	2017
Provision for income taxes	$2,655	$13,368
Effective tax rate	29.7%	102.9%

For the three months ended December 31, 2018, our effective tax rate decreased 73.2 percentage points compared to the same period in the prior year. The difference in effective tax rates is primarily related to discrete adjustments recognized during the three months ended December 31, 2017. Without consideration of discrete adjustments, our effective tax rate for the three months ended December 31, 2018 and December 31, 2017 would have both been 28.6%. For the three months ended December 31, 2018, our effective tax rate without discrete adjustments was favorably impacted by a decrease in the U.S. federal statutory tax rate to 21% and unfavorably impacted by a global intangible low-taxed income (“GILTI”) inclusion, as further described below.

For the three months ended December 31, 2017, the 74.3 percentage point unfavorable impact of discrete adjustments was primarily related to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. For the three months ended December 31, 2018, the 1.1 percentage point unfavorable impact of discrete adjustments was primarily related to the accrual of interest expense with respect to an uncertain tax position. In accordance with SAB 118, the Company has finalized its calculation of the one-time transition tax on unremitted foreign earnings and recorded a final $35 thousand tax benefit.

In January 2018, the FASB released guidance on the accounting for tax on GILTI inclusions under the provision of the Tax Act. GILTI gives rise to U.S. tax on income earned by foreign corporations which is in excess of a deemed return on tangible assets of the foreign corporations. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to account for GILTI as a period cost and therefore has included tax expense related to GILTI in its effective tax rate calculation for the three months ended December 31, 2018.

On November 28, 2018, the U.S. Treasury Department released proposed regulations covering the one-time transition tax on unrepatriated foreign earnings which was enacted as part of the Tax Act. Certain guidance included in these proposed regulations that led to the recognition of a $1.9 million benefit for the fiscal year ended September 30, 2018 (the “2018 Benefit”) is inconsistent with our interpretation of the Tax Act. The guidance included in the proposed regulations is not authoritative and is subject to change in the regulatory review process. However, if the same guidance is included in the final regulations as drafted, we may be required to reverse the 2018 Benefit in the quarter when the regulations become final.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission (the SEC) on November 16, 2018 (the 2018 Form 10-K) and "— Cautionary Note Regarding Forward-Looking Statements." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Unless otherwise noted in this Quarterly Report on Form 10-Q, the term “Wesco Aircraft” means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms “Wesco,” “the Company,” “we,” “us,” “our” and “our company” mean Wesco Aircraft and its subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2019” or “fiscal 2019” means the period from October 1, 2018 to September 30, 2019.

Executive Overview

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

Other Factors Affecting Our Financial Results

Fluctuations in Revenue

 There are many factors, such as changes in customer aircraft build rates, customer plant shut downs, variation in customer working days, changes in selling prices, the amount of new customers’ consigned or owned inventory and increases or decreases in customer inventory levels, that can cause fluctuations in our financial results from quarter to quarter. Ad hoc business also can be further influenced by the amount of supply chain disruption in the market due to changes in aircraft build rates, new aircraft introduction, customer or site consolidations, and other factors. While we try to mitigate the degree of fluctuations in our ad hoc business through establishing longer-term contractual relationships with our customers, such variability still will occur. We consider both shorter-term fluctuations and longer-term trends in the operation of our business which can affect quarterly trends of financial results at any given time.

 We will continue our strategy of seeking to expand our relationships with existing ad hoc customers by transitioning them to Contracts, as well as expanding relationships with our existing Contract customers to include additional customer sites, additional SKUs and additional levels of service. New Contract customers and expansion of existing Contract customers to additional sites and SKUs sometimes leads to a corresponding decrease in ad hoc sales as a portion of the SKUs sold under Contracts were previously sold to the same customer as ad hoc sales. We believe this strategy serves to mitigate some of the fluctuations in our net sales. Our sales to Contract customers may fail to meet our expectations for a variety of reasons, in particular if industry build rates are lower than expected or, for certain newer JIT customers, if their consigned or owned inventory, which must be exhausted before corresponding products are purchased directly from us, is greater than we expected.

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

Fluctuations in Cash Flow

Our cash flows are principally affected by fluctuations in our inventory. When we are awarded new programs, we generally increase our inventory to prepare for expected sales related to the new programs, which often take time to materialize, and to achieve minimum stock requirements, if any. As a result, if certain programs for which we have procured inventory are delayed or if certain newer JIT customers’ consigned inventory is larger than we expected, we may experience a more sustained inventory increase.

Inventory fluctuations may also be attributable to general industry trends. Factors that may contribute to fluctuations in inventory levels in the future could include (1) purchases to take advantage of favorable pricing, (2) purchases to acquire high-volume products that are typically difficult to obtain in sufficient quantities; (3) changes in supplier lead times and the timing of inventory deliveries; (4) purchases made in anticipation of future growth; and (5) purchases made in connection with new customer Contracts or the expansion of existing Contracts. Customer liability provisions in many of our contracts also may serve to mitigate our risk to related inventory remaining at the time a contract expires or is terminated. While effective inventory management is an ongoing challenge, we continue to take steps to enhance the sophistication of our procurement practices to mitigate the negative impact of inventory buildups on our cash flow.

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter to quarter. These fluctuations are primarily driven by changes, from quarter to quarter, in the timing and magnitude of sales within the quarter and variation in the time required to collect the payments. The completion of customer Contracts with accelerated payment terms can also contribute to these quarter-to-quarter fluctuations. Similarly, our accounts payable may fluctuate from quarter to quarter, which is primarily driven by the timing and volume of purchases or payments made to our suppliers.

Segment Presentation

We conduct our business through three reportable segments: the Americas, EMEA (Europe, Middle East and Africa), and APAC (Asia Pacific). We evaluate segment performance based primarily on segment income or loss from operations. Each segment reports its results of operations and makes requests for capital expenditures and working capital needs to our chief operating decision maker (CODM). Our Chief Executive Officer serves as our CODM.

Key Components of Our Results of Operations

The following is a discussion of the key line items included in our financial statements for the periods presented below under the heading “Results of Operations.” These are the measures that management utilizes to assess our results of operations, anticipate future trends and evaluate risks in our business.

Net Sales

Our net sales include sales of hardware, chemicals, electronic components, bearings, tools and machined parts, and eliminate all intercompany sales. We also provide certain services to our customers, including quality assurance, kitting, JIT delivery, CMS, 3PL or 4PL programs and point-of-use inventory management. Services under our hardware JIT arrangements are provided by us contemporaneously with the delivery of these products, and as such, once the products are delivered, we do not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the products. Our CMS contracts also include sale of chemical products as well as services. The CMS contracts represent an end-to-end integrated chemical management solution. While each of the products and various services benefits the customer, we determined that they are a single output in the context of a CMS contract and revenue is recognized over time using product deliveries as our output measure of progress under the CMS contract.

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

Income from Operations

Income from operations is the result of subtracting the cost of sales and selling, general and administrative (SG&A) expenses from net sales, and is one of several key measures to evaluate our performance and profitability.

The principal component of our cost of sales is product cost, which was 94.3% and 94.6% of our total cost of sales for the three months ended December 31, 2018 and 2017, respectively. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies, E&O and inventory and valuation adjustments.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the provision, if any, for excess and obsolete (E&O) inventory. The inventory provision is calculated to write-down the value of excess and obsolete inventory to its net realizable value. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O provision policy, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventories” in the 2018 Form 10-K. During the three months ended December 31, 2018 and 2017, we recorded charges to cost of sales related to provisions for E&O inventory related expenses of $5.0 million and $4.4 million, respectively.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. For a description of our critical accounting policies and estimates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2018 Form 10-K.

Effective October 1, 2018, we adopted the amended ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). The following describes our new accounting policy related to our recognition of revenue from contracts with customers pursuant to ASC 606.

Revenue from Contracts with Customers

Pursuant to Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (ASC 606), we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Typically, our master purchase contracts with our customer run for three to five years without minimum purchase requirements annually or over the term of the contract and contain termination for convenience provisions, which generally allow for our customers to terminate their contracts on short notice without meaningful penalties. Pursuant to ASC 606, we have concluded that for revenue recognition purposes, our customers’ purchase orders (P.O.'s) are considered contracts, which are supplemented by certain contract terms such as service fee arrangements and variable price considerations in our master purchase contracts. The P.O.'s are typically fulfilled within one year.

Our hardware and chemical product sales have a single performance obligation. Revenues from these sales are recognized when the customer obtains control of our products, which occurs at a point in time, typically upon delivery in accordance with the terms of the sales contract. Services under our hardware JIT arrangements are provided by us contemporaneously with the delivery of these products and are not separately identifiable from the products, and as such, once the products are delivered, we do not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the products. Payment is generally due within 30 to 90 days of delivery; therefore, our contracts do not create significant financing components. Warranties are limited to replacement of goods that are defective upon delivery; and the Company does not give service-type warranties.

Our CMS contracts include the sale of chemical products as well as services such as product procurement, receiving and quality inspection, warehouse and inventory management, and waste disposal. The CMS contracts represent an end-to-end integrated chemical management solution. While each of the products and various services benefits the customer, we determined that they are a single output in the context of the CMS contract due to the significant integration of these products and services. Therefore, chemical products and services provided under a CMS contract represent a single performance obligation and revenue is recognized for these contracts over time using product deliveries as our output measure of progress under the CMS contract to depict the transfer of control to the customer.

We report revenue on a gross or net basis, based on management’s assessment of whether we act as a principal or agent in the transaction, in our presentation of net sales and costs of sales. If we are the principal in the transaction and have control of the specified good or service before that good or service is transferred to a customer, the transactions are recorded as gross in the consolidated statements of comprehensive income. If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statements of earnings and comprehensive income. This assessment requires significant judgment to evaluate indicators of control within our contracts. We base our judgment on various indicators that include whether we take possession of the products, whether we are responsible for their acceptability, whether we have inventory risk, and whether we have discretion in establishing the price paid by the customer. The majority of our revenue is recorded on a gross basis with the exception of certain gas, energy and chemical management service contracts that are recorded on a net basis.

With respect to variable consideration, we apply judgment in estimating its impact to determine the amount of revenue to recognize. Sales rebates and profit-sharing arrangements are accounted for as a reduction to gross sales and recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and profit-sharing arrangements on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available. We provide allowances for credits and returns based on historic experience and adjust such allowances as considered necessary. To date, such provisions have been within the range of our expectations and the allowance established. Returns and refunds are allowed only for materials that are defective or not compliant with the customer’s order. Sales tax collected from customers is excluded from net sales in the consolidated statements of comprehensive income.

We have determined that sales backlog is not a relevant measure of our business. Few, if any, of our contracts include minimum purchase requirements, annually or over the term of the agreement. As a result, we have no material sales backlog.

Results of Operations

	Three Months Ended December 31,
Consolidated Results of Operations	2018	2017
	(dollars in thousands)
Net sales	$395,311	$363,091

Gross profit	$98,342	$94,424
Selling, general & administrative expenses	76,263	69,852
Income from operations	22,079	24,572
Interest expense, net	(12,914)	(11,838)
Other (expense) income, net	(217)	260
Income before income taxes	8,948	12,994
Provision for income taxes	(2,655)	(13,368)
Net income (loss)	$6,293	$(374)

(as a percentage of net sales, numbers rounded)	Three Months Ended December 31,
	2018	2017

Gross profit	24.9%	26.0%
Selling, general & administrative expenses	19.3%	19.2%
Income from operations	5.6%	6.8%
Interest expense, net	(3.3)%	(3.3)%
Other (expense) income, net	(0.1)%	0.1%
Income before income taxes	2.3%	3.6%
Provision for income taxes	(0.7)%	(3.7)%
Net income (loss)	1.6%	(0.1)%

Three Months Ended December 31, 2018 compared with Three Months Ended December 31, 2017

Net Sales

Consolidated net sales increased $32.2 million, or 8.9% to $395.3 million for the three months ended December 31, 2018 compared to $363.1 million for the same period in the prior year. The $32.2 million increase was largely due to an increase in chemical product sales and hardware Contract sales, which together added $18.8 million of net sales and reflect both new business and a net increase for existing Contracts, partially offset by declines from Contract expirations. Ad hoc sales for the three months ended December 31, 2018 were also higher, increasing $13.4 million when compared with the same period in the prior year, reflecting growth at several key customers. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for the three months ended December 31, 2018 as compared to 23% and 77%, respectively, for the same period in the prior year.

Income from Operations

Consolidated income from operations declined $2.5 million to $22.1 million for the three months ended December 31, 2018 compared to $24.6 million for the same period in the prior year. The $2.5 million decline in income from operations was due to an increase in SG&A expenses of $6.4 million, partially offset by higher gross profit of $3.9 million. Income from operations as a percentage of net sales declined 1.2 percentage points compared with the same period in the prior year.

The higher gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales volumes compared with the same period in the prior year. Average gross margins declined 1.1 percentage points, primarily reflecting an overall change in sales mix, including a higher concentration of electronic products within ad hoc sales, while for chemical products, a gross margin decline resulted primarily from a higher volume of pass-through revenues. Contract sales margins were up slightly, while a higher level of sales rebates and E&O inventory related expenses also negatively impacted the comparison with the same period in the prior year.

The $6.4 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $3.0 million, professional fees of $2.2 million and stock-based compensation expense of $1.1 million. The higher payroll and other personnel related costs were primarily due to increased staffing required to implement new sales contracts and the Company's previously announced “Wesco 2020” initiative. Higher professional fees primarily reflected costs for outside consultants assisting with the Wesco 2020 initiative, which is designed to broaden and institutionalize actions in the business to improve the Company’s service excellence, inventory management, productivity and profitability. SG&A as a percent of net sales increased 0.1 percentage point compared with the same period in the prior year.

Interest Expense, Net

Interest expense, net was $12.9 million for the three months ended December 31, 2018 compared to $11.8 million for the same period in the prior year. The increase was primarily due to an increase in interest rates.

Provision for Income Taxes

The income tax provision for the three months ended December 31, 2018 was $2.7 million, compared to $13.4 million for the same period in the prior year. For the three months ended December 31, 2018, we recorded consolidated pre-tax income of $8.9 million which resulted in an income tax expense yielding an effective tax rate of 29.7%. The effective tax rate for the three months ended December 31, 2017 was 102.9% on consolidated pre-tax income of $13.0 million. Without consideration of discrete adjustments, our effective tax rate for the three months ended December 31, 2018 and December 31, 2017 would have both been 28.6%. For the three months ended December 31, 2018, our effective tax rate without discrete adjustments was favorably impacted by a decrease in the U.S. federal statutory tax rate to 21% and unfavorably impacted by U.S. tax on global intangible low-taxed income (“GILTI”), as discussed in Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the three months ended December 31, 2017, the 74.3 percentage point unfavorable impact of discrete adjustments was primarily related to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, principally the one-time tax imposed on accumulated earnings and profits of foreign operations. For the three months ended December 31, 2018, the 1.1 percentage point unfavorable impact of discrete adjustments was primarily related to the accrual of interest expense with respect to an uncertain tax position. In accordance with SAB 118, the Company has finalized its calculation of the one-time transition tax on unremitted foreign earnings and recorded a final $35 thousand tax benefit.

Net Income (loss)

Net income for the three months ended December 31, 2018 was $6.3 million, compared to a net loss of $0.4 million for the same period in the prior year. This increase in net income was primarily driven by a decrease in the provision for income taxes of $10.7 million, partially offset by a decline in income from operations of $2.5 million and an increase in net interest expense of $1.1 million, as discussed above.

Americas Segment

	Three Months Ended December 31,
Americas Results of Operations	2018	2017
	(dollars in thousands)
Net sales	$321,125	$289,515

Gross profit	$81,567	$74,980
Selling, general & administrative expenses	52,576	49,783
Income from operations	$28,991	$25,197

	(as a percentage of net sales, numbers rounded)

Gross profit	25.4%	25.9%
Selling, general & administrative expenses	16.4%	17.2%
Income from operations	9.0%	8.7%

Three Months Ended December 31, 2018 compared with Three Months Ended December 31, 2017

Net Sales

Net sales for our Americas segment increased $31.6 million, or 10.9%, to $321.1 million for the three months ended December 31, 2018, compared to $289.5 million for the same period in the prior year. The $31.6 million increase in net sales for the three months ended December 31, 2018 was due primarily to an increase in ad hoc sales, chemical product sales and hardware Contract sales.

Income from Operations

Income from operations increased $3.8 million to $29.0 million for the three months ended December 31, 2018, compared to income from operations of $25.2 million for the same period in the prior year. The $3.8 million increase in income from operations primarily resulted from higher gross profit of $6.6 million, offset partially by an increase in SG&A expenses of $2.8 million. Income from operations as a percentage of net sales increased 0.3 percentage points, compared with the same period in the prior year.

The $6.6 million increase in gross profit was primarily driven by increases in ad hoc, hardware Contract and chemical product sales compared with the same period in the prior year. Average gross margins declined 0.5 percentage points, due primarily to a change in overall sales mix, lower margins on ad hoc sales, as well as changes in product mix and higher pass-through chemical product sales, offset partially by higher hardware Contract margins compared with the same period in the prior year.

The $2.8 million increase in SG&A expenses primarily reflected increases in payroll and other personnel related costs of $3.1 million, partially offset by a $0.2 million decline in depreciation. The increase in payroll and other personnel related costs was due in part to increased staffing required to implement new Contracts and improve overall service to customers as well as due to execution of Wesco 2020 initiatives. SG&A as a percent of net sales declined 0.8 percentage points.

EMEA Segment

	Three Months Ended December 31,
EMEA Results of Operations	2018	2017
	(dollars in thousands)
Net sales	$61,738	$64,238

Gross profit	$13,685	$16,643
Selling, general & administrative expenses	11,189	11,491
Income from operations	$2,496	$5,152

	(as a percentage of net sales, numbers rounded)

Gross profit	22.2%	25.9%
Selling, general & administrative expenses	18.2%	17.9%
Income from operations	4.0%	8.0%

Three Months Ended December 31, 2018 compared with Three Months Ended December 31, 2017

Net Sales

Net sales for our EMEA segment declined $2.5 million, or 3.9%, to $61.7 million for the three months ended December 31, 2018, compared to $64.2 million for the same period in the prior year. The lower net sales for the three months ended December 31, 2018, reflects primarily a decline in ad hoc sales, and to a lesser degree, a decline in hardware Contract and chemical product sales compared with the same period in the prior year.

Income from Operations

Income from operations declined $2.7 million, or 51.6%, to $2.5 million for the three months ended December 31, 2018, compared to $5.2 million for the same period in the prior year. The $2.7 million decline in income from operations was comprised of a decline in gross profit of $3.0 million, partially offset by a decrease in SG&A expenses of $0.3 million. Income from operations as a percentage of net sales was 4.0% for the three months ended December 31, 2018, compared to 8.0% for the same period in the prior year, a decline of 4.0 percentage points.

The $3.0 million decline in gross profit was primarily driven by lower hardware Contract, ad hoc and chemical product sales compared with the same period in the prior year. Average gross margins declined 3.7 percentage points due primarily to lower pricing on certain contract renewals and a higher level of sales rebates in comparison with the same period in the prior year.
The $0.3 million decrease in SG&A expenses primarily reflected decreases in payroll and other personnel related costs of $0.1 million and professional fees of $0.1 million. SG&A as a percent of net sales increased 0.3 percentage points.

APAC Segment

	Three Months Ended December 31,
APAC Results of Operations	2018	2017
	(dollars in thousands)
Net sales	$12,448	$9,338

Gross profit	$3,090	$2,801
Selling, general & administrative expenses	2,016	1,303
Income from operations	$1,074	$1,498

	(as a percentage of net sales, numbers rounded)

Gross profit	24.8%	30.0%
Selling, general & administrative expenses	16.2%	14.0%
Income from operations	8.6%	16.0%

Three Months Ended December 31, 2018 compared with Three Months Ended December 31, 2017

Net Sales

Net sales for our APAC segment increased $3.1 million, or 33.3%, to $12.4 million for the three months ended December 31, 2018, compared to $9.3 million for the same period in the prior year. The $3.1 million increase in net sales for the three months ended December 31, 2018 primarily reflects increases in Contract sales of hardware products and chemical product sales compared with the same period in the prior year.

Income from Operations

Income from operations declined $0.4 million to $1.1 million for the three months ended December 31, 2018, compared to income from operations of $1.5 million for the same period in the prior year. The $0.4 million decline in income from operations is due primarily to an increase in SG&A expenses of $0.7 million, partially offset by an increase in gross profit of $0.3 million. Income from operations as a percentage of net sales declined 7.4 percentage points compared with the same period in the prior year.

The $0.3 million increase in gross profit was primarily driven by increases in hardware Contract and chemical product sales, offset by lower ad hoc sales, compared with the same period in the prior year. Average gross margins declined 5.2 percentage points due primarily to a weaker sales mix and lower margins for ad hoc sales, partially offset by higher margins for chemical product sales, compared with the same period in the prior year. A higher level of E&O inventory related expense also negatively impacted the comparison with the same period in the prior year.

The $0.7 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs of $0.5 million and marketing and travel expenses of $0.1 million, reflective of investment being made to grow the business in this area of the world. SG&A as a percent of net sales increased 2.2 percentage points.

Unallocated Corporate Costs

	Selling, General and Administrative Expenses
Three Months Ended December 31,	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
	(dollars in thousands)
2018	$52,576	$11,189	$2,016	$10,482	$76,263
2017	49,783	11,491	1,303	7,275	69,852

SG&A expenses for the Americas, EMEA and APAC segments are discussed previously. The following is a discussion on SG&A expenses not allocated to the three segments.

Three Months Ended December 31, 2018 compared with Three Months Ended December 31, 2017

Unallocated corporate costs were $3.2 million higher than the prior year, primarily driven by increases in professional fees of $2.5 million mainly reflecting costs for outside consultants assisting with the Company's "Wesco 2020" initiative and stock-based compensation expense of $1.0 million. Those increases were partially offset by a decrease in payroll and other personnel related costs of $0.4 million.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $25.2 million and $46.2 million as of December 31, 2018 and September 30, 2018, respectively, of which $23.7 million, or 94.0%, and $21.3 million, or 46.1%, was held by our foreign subsidiaries as of December 31, 2018 and September 30, 2018, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of December 31, 2018 or September 30, 2018. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.

Our primary uses of cash currently are for:

•	Operating expenses;
•	Working capital requirements to fund the growth of our business, principally inventory;
•	Capital expenditures that primarily relate to IT equipment, software development and implementation and our warehouse operations; and
•	Debt service requirements, including interest expense, for borrowings under the Credit Facilities (as defined below under “—Credit Facilities”).

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows, including for investment in working capital to fund growth in our operations, it is necessary from time to time to borrow under our revolving facility to meet cash demands. Provided we are in compliance with applicable covenants, we can borrow up to $180.0 million on our revolving credit facility of which $106.0 million was available as of December 31, 2018. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see “—Credit Facilities” below. As of December 31, 2018, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents declined by $21.0 million during the three months ended December 31, 2018. The decrease was primarily due to cash used in operating activities, offset partially by cash provided by financing activities.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended December 31,
Consolidated statements of cash flows data:	2018	2017
Net income (loss)	$6,293	$(374)
Adjustments to reconcile net income (loss) to net cash used in operating activities	16,147	15,674
Subtotal	22,440	15,300
Changes in assets and liabilities	(54,887)	(45,180)
Net cash used in operating activities	(32,447)	(29,880)

Net cash used in investing activities	(2,240)	(1,335)

Net cash provided by financing activities	13,829	11,527

Effect of foreign currency exchange rate on cash and cash equivalents	(183)	11
Net decrease in cash and cash equivalents	$(21,041)	$(19,677)

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

Our operating activities used $32.4 million of cash in the three months ended December 31, 2018, $2.6 million higher than the $29.9 million of cash used in operating activities for the same period in the prior year. The $2.6 million increase in net cash used in operating activities reflects a $7.1 million increase in cash provided from net income excluding non-cash items, which was more than offset by a series of year-over-year differences in balance sheet changes reducing cash used for operations by $9.7 million. Comparing the three months ended December 31, 2018 with the three months ended December 31, 2017, the key balance sheet changes include:

A favorable change of $26.7 million on operating cash flow driven by a higher increase in accounts payable balance principally reflecting the timing of payments.

Unfavorable changes totaling $36.4 million:

•	a $15.9 million unfavorable impact on operating cash flow due to higher accounts receivable largely driven by the timing of collections along with increased sales,

•	a $14.1 million unfavorable impact on operating cash flow due to a change in accrued expenses and other liabilities primarily due to the timing of accruals and actual payments,

•	a net $2.3 million unfavorable change in income taxes payable and income taxes receivable,

•	a $0.6 million higher inventory replenishment than occurred in the prior year, including an investment to support a large customer renewal, and

•	a $3.5 million unfavorable difference in the change for remaining working capital assets and liabilities.

Investing Activities

Our investing activities used $2.2 million of cash during the three months ended December 31, 2018 as compared to $1.3 million used during the three months ended December 31, 2017. Investing activities consist primarily of software development and implementation projects and the purchase of property and equipment.

Financing Activities

Our financing activities were a net source of $13.8 million of cash during the three months ended December 31, 2018, which consisted primarily of $30.0 million of short-term borrowings, partially offset by $10.0 million and $5.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, $0.8 million for repayments of our capital lease obligations and a $0.4 million payment as settlement on restricted stock tax withholding (see Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q).

Our financing activities were a net source of $11.5 million of cash during the three months ended December 31, 2017, which consisted primarily of $46.0 million of short-term borrowings, partially offset by $27.0 million and $5.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, $0.5 million for repayments of our capital lease obligations and a $1.9 million payment for debt issuance costs.

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

As of December 31, 2018, our outstanding indebtedness under our Credit Facilities was $869.6 million, which consisted of (1) $355.0 million of indebtedness under the term loan A facility, (2) $74.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of December 31, 2018, $106.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

As disclosed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 5.75 for the quarter ended December 31, 2018. In addition, the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) is currently set at 75%, provided that the Excess Cash Flow Percentage shall be reduced to (1) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (2) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (3) 0%, if the Consolidated Total Leverage Ratio is less than 2.50. The calculation is determined annually, and for fiscal year 2018, no excess cash flow payment was required.

The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of December 31, 2018, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.31.

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

 Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively compete in our industry; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; our ability to effectively manage our inventory; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost, while also meeting our customers’ quality standards; our ability to maintain effective information technology systems and effectively implement our new warehouse management system; our ability to successfully execute and realize the expected financial benefits from our “Wesco 2020” initiative; our ability to retain key personnel; risks associated with our international operations, including exposure to foreign currency movements; changes in trade policies; risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill, excess and obsolete inventory and valuation allowance of our deferred tax assets) and legal proceedings; changes in U.S. income tax law; our dependence on third-party package delivery companies; fuel price risks; fluctuations in our financial results from period-to-period; environmental risks; risks related to the handling, transportation and storage of chemical products; risks related to the aerospace industry and the regulation thereof; risks related to our indebtedness; and other risks and uncertainties.

 The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part I, Item 1A. “Risk Factors” in the 2018 Form 10-K and the other documents we file from time to time with the SEC, including this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our exposure to market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the 2018 Form 10-K. There have been no material changes to our market risks since September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of the 2018 Form 10-K.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2018, we repurchased 51,442 shares of common stock in connection with shares surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan. We expended approximately $413,000 to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2018 - October 31, 2018	—	$—	—	$—
November 1, 2018 - November 30, 2018			—	—
December 1, 2018 - December 31, 2018	51,442	8.03	—	—
Total	51,442	$8.03	—	$—

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

Date: January 31, 2019	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Todd S. Renehan
Name: Todd S. Renehan
Title: Chief Executive Officer

Date: January 31, 2019	By:	/s/ Kerry A. Shiba
Name: Kerry A. Shiba
Title: Executive Vice President and Chief Financial Officer