Form 10-Q
period 2019-03-31
Wesco Aircraft Holdings, Inc
filed 2019-05-03
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
(661) 775-7200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	WAIR	New York Stock Exchange

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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of April 25, 2019 was 99,743,379.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2019	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$32,726	$46,222
Accounts receivable, net of allowance for doubtful accounts of $2,854 and $2,877 at March 31, 2019 and September 30, 2018, respectively	316,747	283,775
Inventories	890,051	884,212
Prepaid expenses and other current assets	18,591	15,291
Income taxes receivable	3,380	2,017
Total current assets	1,261,495	1,231,517
Property and equipment, net	46,695	44,205
Deferred debt issuance costs, net	2,174	2,827
Goodwill	266,644	266,644
Intangible assets, net	155,973	163,438
Deferred tax assets	67,089	65,135
Other assets	17,445	15,710
Total assets	$1,817,515	$1,789,476

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$180,699	$180,494
Accrued expenses and other current liabilities	40,937	42,767
Income taxes payable	7,227	2,295
Capital lease obligations, current portion	2,109	2,205
Short-term borrowings and current portion of long-term debt	87,000	74,000
Total current liabilities	317,972	301,761
Capital lease obligations, less current portion	1,564	2,329
Long-term debt, less current portion	763,734	771,777
Deferred income taxes	3,505	2,803
Other liabilities	19,557	18,337
Total liabilities	1,106,332	1,097,007
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 99,743,379 and 99,557,885 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	100	99
Additional paid-in capital	449,173	444,531
Accumulated other comprehensive loss	(87,212)	(82,980)
Retained earnings	349,122	330,819
Total stockholders’ equity	711,183	692,469
Total liabilities and stockholders’ equity	$1,817,515	$1,789,476

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net sales	$426,474	$390,183	$821,785	$753,274
Cost of sales	317,727	284,448	614,696	553,115
Gross profit	108,747	105,735	207,089	200,159
Selling, general and administrative expenses	78,908	72,539	155,171	142,391
Income from operations	29,839	33,196	51,918	57,768
Interest expense, net	(12,388)	(11,965)	(25,302)	(23,803)
Other (expense) income, net	(314)	(108)	(531)	152
Income before income taxes	17,137	21,123	26,085	34,117
Provision for income taxes	(5,127)	(6,123)	(7,782)	(19,491)
Net income	12,010	15,000	18,303	14,626
Other comprehensive (loss) income, net of income taxes	(1,263)	2,850	(4,232)	4,115
Comprehensive income	$10,747	$17,850	$14,071	$18,741
Net income per share:
Basic	$0.12	$0.15	$0.18	$0.15
Diluted	$0.12	$0.15	$0.18	$0.15
Weighted average shares outstanding:
Basic	99,626,736	99,136,015	99,555,589	99,116,250
Diluted	99,950,811	99,519,925	99,930,999	99,441,385

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$18,303	$14,626
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,165	14,541
Amortization of deferred debt issuance costs	2,610	2,911
Bad debt and sales return reserve	208	519
Stock-based compensation expense	5,058	3,688
Net inventory provision	2,521	4,820
Deferred income taxes	(14)	581
Other non-cash items	289	367
Subtotal	43,140	42,053
Changes in assets and liabilities:
Accounts receivable	(34,129)	(30,962)
Income taxes receivable	(1,369)	1,091
Inventories	(8,788)	(66,582)
Prepaid expenses and other assets	(6,599)	(2,500)
Accounts payable	(187)	9,682
Accrued expenses and other liabilities	(3,406)	6,034
Income taxes payable	4,937	5,275
Net cash used in operating activities	(6,401)	(35,909)

Cash flows from investing activities
Purchase of property and equipment	(7,996)	(2,909)
Net cash used in investing activities	(7,996)	(2,909)

Cash flows from financing activities
Proceeds from short-term borrowings	47,000	60,000
Repayment of short-term borrowings	(34,000)	(34,000)
Repayment of long-term debt	(10,000)	(10,000)
Debt issuance costs	—	(1,900)
Repayment of capital lease obligations	(1,444)	(1,346)
Net proceeds from exercise of stock options	12	34
Settlement on restricted stock tax withholding	(428)	(100)
Net cash provided by financing activities	1,140	12,688
Effect of foreign currency exchange rate on cash and cash equivalents	(239)	428
Net decrease in cash and cash equivalents	(13,496)	(25,702)
Cash and cash equivalents, beginning of period	46,222	61,625
Cash and cash equivalents, end of period	$32,726	$35,923

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is amended by ASU 2018-01, ASU2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, which FASB issued in January 2018, July 2018, July 2018, December 2018 and March 2019, respectively (collectively, the amended ASU 2016-02). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. The amended ASU 2016-02 is effective for the Company in fiscal year 2020 and interim periods therein, with early application permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements. We have compiled our worldwide lease population, selected a lease accounting software vendor, and are in the process of evaluating the completeness of our lease population. The adoption of the amended ASU 2016-02 is expected to result in material increases to our balance sheet for the recognition of right-of-use assets and lease liabilities. As of September 30, 2018, total future minimum payments under our operating leases amounted to $50.8 million.

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

On October 1, 2018, we adopted ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which specifies the modification accounting applicable to any entity that changes the terms or conditions of a share-based payment award. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements.

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

Effective October 1, 2018, we adopted the amended ASU 2014-09 (ASC 606) using the modified retrospective method of adoption, which resulted in no changes to our opening consolidated balance sheet at the beginning of October 1, 2018. Our initial and incremental contract acquisition costs including sign up commissions and set up costs, which are required to be capitalized under ASC 606, are insignificant and expensed as incurred. Our revenues recognized under ASC 606 for the three and six months ended March 31, 2019 were not materially different from what would have been recognized under the previous revenue standard, ASC 605, that is superseded. Prior period consolidated statements of earnings and comprehensive income remain unchanged.

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

During the three months ended March 31, 2019 and 2018, net adjustments to cost of sales related to E&O inventory related activities were $(2.5) million and $0.4 million, respectively. The net adjustments reflect a combination of additional expense for E&O related provisions ($3.7 million and $5.6 million, respectively) offset by sales and disposals ($6.2 million and $5.2 million, respectively) of inventory for which E&O provision was provided previously through expense recognized in prior periods. During the six months ended March 31, 2019 and 2018, charges to cost of sales related to provisions for E&O inventory related expenses were $2.6 million and $4.8 million, respectively. The net adjustments for the six months ended March 31, 2019 and 2018 reflect a combination of additional expense for E&O related provisions ($13.8 million and $15.2 million, respectively) offset by sales and disposals ($11.2 million and $10.4 million, respectively) of inventory for which E&O provision was provided previously through expense recognized in prior periods. We believe that these amounts appropriately write-down E&O inventory to its net realizable value.

Note 4. Goodwill

As of March 31, 2019, goodwill consists of the following (in thousands):

	Americas	EMEA	APAC	Total
Goodwill as of September 30, 2018, gross	$773,384	$51,190	$16,955	$841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of September 30, 2018, net	204,183	51,190	11,271	266,644

Changes during the period	—	—	—	—

Goodwill as of March 31, 2019, gross	773,384	51,190	16,955	841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of March 31, 2019, net	$204,183	$51,190	$11,271	$266,644

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have three interest rate swap agreements outstanding, which we have designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement (the "First Swap Agreement") has an amortizing notional amount, which was $225.0 million on March 31, 2019, and matures on September 30, 2019, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin). The remaining two interest rate swap agreements (the “Remaining Swap Agreements”), entered into on May 14, 2018, have variable notional amounts which initially will increase in amount approximately equal to amortization of the notional amount of the First Swap Agreement and then amortize thereafter. The Remaining Swap Agreements totaled $185.8 million on March 31, 2019, and mature on February 26, 2021, giving us the contractual right to pay a fixed interest rate of 2.79% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin).

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended March 31, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of March 31, 2019, we expect to reclassify $0.9 million from accumulated other comprehensive loss and the related deferred tax to earnings as an increase to interest expense over the next 12 months when the underlying hedged item impacts earnings.

Non-Designated Derivatives

From time to time, we enter into foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The derivatives are not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income, net line of our consolidated statements of earnings and comprehensive income. We did not have foreign currency forward contracts as of March 31, 2019 and September 30, 2018.

The following table summarizes the notional principal amounts at March 31, 2019, and September 30, 2018 of our outstanding interest rate swap agreements discussed above (in thousands).

	Derivative Notional
	March 31, 2019	September 30, 2018
Instruments designated as accounting hedges:
Interest rate swap contracts	$410,800	$435,800

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of March 31, 2019 and September 30, 2018 (in thousands).

		Fair Value
	Balance Sheet Locations	March 31, 2019	September 30, 2018
Instruments designated as accounting hedge:
Interest rate swap contracts	Other current assets	$327	$1,045
Interest rate swap contracts	Other assets	—	1,051
Interest rate swap contracts	Accrued expenses and other current liabilities	1,206	289
Interest rate swap contracts	Other liabilities	1,920	—

The following table provides the (gain) losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to interest expense on our consolidated statements of earnings and comprehensive income during the three and six months ended March 31, 2019 and 2018 (in thousands).

	Location in Consolidated Statements of Earnings and Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,

Cash Flow Hedge		2019	2018	2019	2018
Interest rate swap contracts	Interest (income) expense, net	$(152)	$304	$(70)	$861

Total interest expense, net presented in the consolidated statements of earnings and comprehensive income in which the above effects of cash flow hedges are recorded		$12,388	$11,965	$25,302	$23,803

The following table provides the effective portion of the amount of (loss) gain recognized in other comprehensive income (net of income taxes) for the three and six months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,

Cash Flow Hedge	2019	2018	2019	2018
Interest rate swap contracts	$(1,088)	$1,461	$(3,282)	$2,832

The following table provides a summary of changes to our AOCI related to our cash flow hedging instrument (net of income taxes) during the three and six months ended March 31, 2019 (in thousands).

AOCI - Unrealized Gain (Loss) on Hedging Instruments	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Balance at beginning of period	$(737)	$1,375
Change in fair value of hedging instruments	(1,088)	(3,282)
Amounts reclassified to earnings	(152)	(70)
Net current period other comprehensive loss	(1,240)	(3,352)
Balance at end of period	$(1,977)	$(1,977)

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

	March 31, 2019		September 30, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A facility	$350,000	$346,325	$360,000	$357,840
Term loan B facility	440,562	432,632	440,562	432,192
Revolving facility	67,000	67,000	54,000	54,000
Interest rate swap contract liability (assets), net	2,799	2,799	(1,807)	(1,807)

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the six months ended March 31, 2019. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of March 31, 2019 and September 30, 2018 (in thousands).

March 31, 2019	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedge:
Interest rate swap contracts	Other current assets	$327	$—	$327	$—
Interest rate swap contracts	Accrued expenses and other current liabilities	1,206	—	1,206	—
Interest rate swap contracts	Other liabilities	1,920	—	1,920	—

September 30, 2018	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instrument designated as accounting hedge:
Interest rate swap contracts	Other current assets	$1,045	$—	$1,045	$—
Interest rate swap contracts	Other assets	1,051	—	1,051	—
Interest rate swap contracts	Accrued expenses and other current liabilities	289	—	289	—

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

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2019			September 30, 2018
	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount
Term loan A facility	$350,000	$(4,494)	$345,506	$360,000	$(5,842)	$354,158
Term loan B facility	440,562	(2,334)	438,228	440,562	(2,943)	437,619
Revolving facility	67,000	—	67,000	54,000	—	54,000
	857,562	(6,828)	850,734	854,562	(8,785)	845,777
Less: current portion	87,000	—	87,000	74,000	—	74,000
Non-current portion	$770,562	$(6,828)	$763,734	$780,562	$(8,785)	$771,777

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

As of March 31, 2019, our outstanding indebtedness under our Credit Facilities was $857.6 million, which consisted of (1) $350.0 million of indebtedness under the term loan A facility, (2) $67.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of March 31, 2019, $113.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

During the six months ended March 31, 2019, we borrowed $47.0 million under the revolving facility, and made our required quarterly payments of $10.0 million on our term loan A facility and voluntary prepayments totaling $34.0 million on our borrowings under the revolving facility.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. As of March 31, 2019, the interest rate for borrowings under the term loan A facility was 5.50%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of March 31, 2019, the interest rate for borrowings under the term loan B facility was 5.00%, which approximated the effective interest rate. We have an interest rate swap agreement relating to this indebtedness, which is described in greater detail in Note 5 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. As of March 31, 2019, the weighted-average interest rate for borrowings under the revolving facility was 5.50%.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Agreement contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. Our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 5.50 for the quarter ending March 31, 2019. As of March 31, 2019, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.27. The Consolidated Total Leverage Ratio is scheduled to step-down to 5.25 for the quarter ending June 30, 2019; 4.75 for the quarters ending September 30, 2019, December 31, 2019 and March 31, 2020; 4.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021; and 3.00 for the quarter ending June 30, 2021 and thereafter. Based on our current covenants and forecasts, we expect to be in compliance for the one year period after May 2, 2019.

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

The following table summarizes the total deferred debt issuance costs for the term loan A facility, the term loan B facility and the revolving facility as of March 31, 2019 and September 30, 2018 (dollars in thousands). The remaining deferred debt issuance costs as of March 31, 2019 will be amortized over their remaining terms.

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred debt issuance costs as of September 30, 2018	$5,842	$2,943	$2,827	$11,612
Amortization of deferred debt issuance costs	(1,348)	(609)	(653)	(2,610)
Deferred debt issuance costs as of March 31, 2019	$4,494	$2,334	$2,174	$9,002

UK Line of Credit

Our subsidiary, Wesco Aircraft EMEA, Ltd., has a £5.0 million ($6.5 million based on the March 31, 2019 exchange rate) line of credit that automatically renews annually on October 1 (the UK line of credit). The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of March 31, 2019, the full £5.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 7. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income	$12,010	$15,000	$18,303	$14,626
Foreign currency translation (loss) gain	(22)	1,389	(879)	1,284
Unrealized (loss) gain on cash flow hedging instruments	(1,241)	1,461	(3,353)	2,831
Total comprehensive income	$10,747	$17,850	$14,071	$18,741

Note 8. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock, if any, calculated using the treasury stock method. Assumed proceeds from in-the-money awards are calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income per share for the three and six months ended March 31, 2019 and 2018 (dollars in thousands except share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income	$12,010	$15,000	$18,303	$14,626
Basic weighted average shares outstanding	99,626,736	99,136,015	99,555,589	99,116,250
Dilutive effect of stock options and restricted stock	324,075	383,910	375,410	325,135
Dilutive weighted average shares outstanding	99,950,811	99,519,925	99,930,999	99,441,385
Basic net income per share	$0.12	$0.15	$0.18	$0.15
Diluted net income per share	$0.12	$0.15	$0.18	$0.15

For the three months ended March 31, 2019 and 2018, 3,171,626 and 2,337,503 shares of common stock equivalents, respectively, were not included in the diluted calculation due to their anti-dilutive effect. For the six months ended March 31, 2019 and 2018, 3,188,879 and 3,115,284 shares of common stock equivalents, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

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

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended March 31, 2019
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$347,301	$66,300	$12,873	$—	$426,474
Income from operations	35,393	1,778	1,156	(8,488)	29,839
Interest expense, net	(11,143)	(1,220)	(25)	—	(12,388)
Capital expenditures	5,087	433	236	—	5,756
Depreciation and amortization	6,115	865	87	—	7,067

	Three Months Ended March 31, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$313,250	$68,147	$8,786	$—	$390,183
Income from operations	35,691	6,830	777	(10,102)	33,196
Interest expense, net	(10,943)	(997)	(25)	—	(11,965)
Capital expenditures	1,412	75	87	—	1,574
Depreciation and amortization	6,283	929	73	—	7,285

	Six Months Ended March 31, 2019
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$668,426	$128,038	$25,321	$—	$821,785
Income from operations	64,384	4,274	2,230	(18,970)	51,918
Interest expense, net	(22,400)	(2,851)	(51)	—	(25,302)
Capital expenditures	6,547	924	525	—	7,996
Depreciation and amortization	12,281	1,714	170	—	14,165

	Six Months Ended March 31, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$602,765	$132,385	$18,124	$—	$753,274
Income from operations	60,888	11,982	2,275	(17,377)	57,768
Interest expense, net	(21,591)	(2,161)	(51)	—	(23,803)
Capital expenditures	2,370	400	139	—	2,909
Depreciation and amortization	12,659	1,735	147	—	14,541

	As of March 31, 2019
	Americas	EMEA	APAC	Consolidated
Total assets	$1,500,383	$250,986	$66,146	$1,817,515
Goodwill	204,183	51,190	11,271	266,644

	As of September 30, 2018
	Americas	EMEA	APAC	Consolidated
Total assets	$1,485,453	$248,937	$55,086	$1,789,476
Goodwill	204,183	51,190	11,271	266,644

Product and Service Information

Net sales by product categories for the three months and six months ended March 31, 2019 were as follows (dollars in thousands):

	Three Months Ended March 31, 2019
	Americas		EMEA		APAC		Consolidated
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Hardware	$165,163	47.6%	$29,466	44.4%	$4,130	32.1%	$198,759	46.6%
Chemicals (1)	140,293	40.4%	30,656	46.2%	7,156	55.6%	178,105	41.8%
Electronic components	29,459	8.5%	1,835	2.8%	287	2.2%	31,581	7.4%
Bearings	3,710	1.0%	1,377	2.1%	989	7.7%	6,076	1.4%
Machined parts and other	8,676	2.5%	2,966	4.5%	311	2.4%	11,953	2.8%
Total	$347,301	100.0%	$66,300	100.0%	$12,873	100.0%	$426,474	100.0%

	Six Months Ended March 31, 2019
	Americas		EMEA		APAC		Consolidated
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Hardware	$316,160	47.3%	$56,605	44.2%	$8,093	32.0%	$380,858	46.3%
Chemicals (1)	271,905	40.7%	60,995	47.6%	13,714	54.2%	346,614	42.2%
Electronic components	55,924	8.4%	3,794	3.0%	638	2.5%	60,356	7.3%
Bearings	9,329	1.3%	3,013	2.4%	2,184	8.6%	14,526	1.8%
Machined parts and other	15,108	2.3%	3,631	2.8%	692	2.7%	19,431	2.4%
Total	$668,426	100.0%	$128,038	100.0%	$25,321	100.0%	$821,785	100.0%

(1)    Includes CMS contracts

Note 10. Income Taxes

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2019	2018	2019	2018
Provision for income taxes	$5,127	$6,123	$7,782	$19,491
Effective tax rate	29.9%	29.0%	29.8%	57.1%

For the three months ended March 31, 2019, our effective tax rate increased 0.9 percentage points compared to the same period in the prior year. The difference in effective tax rates is primarily related to discrete adjustments recognized during the three months ended March 31, 2019. Without consideration of discrete adjustments, our effective tax rate would have been 29.4% for the three months ended March 31, 2018 and 29.0% for the three months ended March 31, 2019.

For the six months ended March 31, 2019, our effective tax rate decreased 27.3 percentage points compared to the same period in the prior year. The difference in effective tax rates is primarily related to discrete adjustments recognized during the three months ended December 31, 2017 from the one-time tax imposed on accumulated earnings and profits of foreign operations as a result the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. Without consideration of discrete adjustments, our effective tax rate would have been 29.1% for the six months ended March 31, 2018 and 29.0% for the six months ended March 31, 2019.

Note 11. Shareholders' Equity

The following tables provide changes to our shareholders' equity for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2018	99,749,451	$100	$447,059		$(85,949)	$337,112	$698,322
Issuance of common stock	(6,072)	—	—		—	—	—
Stock-based compensation expense	—	—	2,114		—	—	2,114
Net income	—	—	—		—	12,010	12,010
Other comprehensive loss	—	—	—		(1,263)	—	(1,263)
Balance at March 31, 2019	99,743,379	$100	$449,173		$(87,212)	$349,122	$711,183

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2017	99,517,543	$99	$438,310		$(83,361)	$297,361	$652,409
Issuance of common stock	(26,895)	—	34	—	—	—	34
Settlement on restricted stock tax withholding	—	—	(74)		—	—	(74)
Stock-based compensation expense	—	—	1,873		—	—	1,873
Net income	—	—	—		—	15,000	15,000
Other comprehensive income	—	—	—		2,850	—	2,850
Balance at March 31, 2018	99,490,648	$99	$440,143		$(80,511)	$312,361	$672,092

The following tables provide changes to our shareholders' equity for the six months ended March 31, 2019 and 2018 (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2018	99,557,885	$99	$444,531	$(82,980)	$330,819	$692,469
Issuance of common stock	185,494	1	12	—	—	13
Settlement on restricted stock tax withholding	—	—	(428)	—	—	(428)
Stock-based compensation expense	—	—	5,058	—	—	5,058
Net income	—	—	—	—	18,303	18,303
Other comprehensive loss	—	—	—	(4,232)	—	(4,232)
Balance at March 31, 2019	99,743,379	$100	$449,173	$(87,212)	$349,122	$711,183

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2017	99,450,902	$99	$436,522	$(84,626)	$297,736	$649,731
Issuance of common stock	39,746	—	33	—	(1)	32
Settlement on restricted stock tax withholding	—	—	(100)	—	—	(100)
Stock-based compensation expense	—	—	3,688	—	—	3,688
Net income	—	—	—	—	14,626	14,626
Other comprehensive income	—	—	—	4,115	—	4,115
Balance at March 31, 2018	99,490,648	$99	$440,143	$(80,511)	$312,361	$672,092

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

Executive Overview

We are the world’s leading independent distributor and provider of comprehensive supply chain management services to the global aerospace industry, based on annual sales. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (JIT) delivery, chemical management services (CMS), third-party logistics (3PL) or fourth-party logistics (4PL) programs and point-of-use inventory management. We supply over 560,000 active stock-keeping units (SKUs), including C-class hardware, chemicals, electronic components, bearings, tools and machined parts. We serve our customers under both (1) long-term contractual arrangements (Contracts), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements (LTAs) that typically set prices for specific products, and (2) ad hoc sales.

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

Commercial Aerospace Market

Over the past three years, major airlines have ordered new aircraft at a robust pace, aided by strong profits and increasing passenger volumes. At the same time, volatile fuel prices have led to greater demand for fuel-efficient models and new engine options for existing aircraft designs. The rise of emerging markets has added to the growth in overall demand at a stronger pace than seen historically. Large commercial OEMs have indicated that they expect a high level of deliveries with the exception of the Boeing Company's 737 MAX aircraft impact, primarily due to continued demand and their unprecedented level of backlogs. The recent pause in deliveries and reduced production rate of the 737 MAX aircraft by the Boeing company could negatively affect total large commercial aircraft deliveries. The impact is dependent upon when the aircraft returns to service, which will be determined by factors such as certification by the FAA and other regulatory authorities, when the OEM resumes deliveries and returns to its previous production schedule and whether or not the delay creates disruptions to the related supply chain.

Business aviation has lagged the larger commercial market, reflecting a deeper downturn in the last recession, changes in corporate spending patterns and an uncertain economic outlook. While overall business aviation production levels remain below their pre-recession peak, recent indicators point to improved market conditions. Production has increased for new models, and the number of pre-owned aircraft relative to the total business aviation in-service fleet has fallen to multi-year lows. Whether these improved conditions lead to increased deliveries in the future remains uncertain.

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

Goodwill

For the EMEA reporting unit, our most recent Step 1 goodwill impairment test occurred on July 1, 2018, which reflected fair value in excess of carrying value of 32.4%.  For the three and six months ended March 31, 2019, EMEA has underperformed relative to the forecasts included in the July 1, 2018 Step 1 analysis. On March 31, 2019, we evaluated whether there were any events or changes in circumstances that would indicate that it was more likely than not that the EMEA reporting unit's carrying value was less than its fair value.  Our evaluation considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wesco entity specific operating results and other relevant Wesco entity specific events.  Our evaluation did not indicate it was more likely than not that the carrying value of the EMEA reporting unit exceeded its fair value. We consider our current forecasts to be reasonable and achievable based upon our historical performance and management’s actions currently being executed; and have concluded, as a result, that no interim triggering event has occurred. We will continue to monitor EMEA’s performance relative to the forecasts until our next annual goodwill impairment test to be performed on July 1, 2019.

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

Fluctuations in Margins

 Our gross margins are primarily impacted by changes in the product mix of our sales. Generally, our hardware products have higher gross profit margins than chemicals and electronic components.

 We also believe that our strategy of growing our Contract sales and converting ad hoc customers into Contract customers could negatively affect our gross profit margins, as gross profit margins tend to be higher on ad hoc sales than they are on portions of Contract-related sales. However, we believe any potential adverse impact on our gross profit margins would be outweighed by the benefits of a more stable long-term revenue stream attributable to Contract customers as well as potential market share growth and higher revenues and gross profit supported by more aggressive product pricing to compete.

Our Contracts generally provide for fixed prices, which can expose us to risks if the prices we pay to our suppliers rise due to increased raw material or other costs. However, we believe our expansive product offerings and inventories, our ad hoc sales and, where possible, our longer-term agreements with suppliers have enabled us to mitigate this risk. Some of our Contracts are denominated in foreign currencies and fixed prices in these Contracts can expose us to fluctuations in foreign currency exchange rates with the U.S. dollar.

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

Inventory fluctuations may also be attributable to general industry trends. Factors that may contribute to fluctuations in inventory levels in the future could include (1) purchases to take advantage of favorable pricing, (2) purchases to acquire high-volume products that are typically difficult to obtain in sufficient quantities; (3) changes in supplier lead times and the timing of inventory deliveries; (4) purchases made in anticipation of future growth; and (5) purchases made in connection with new customer Contracts or the expansion of existing Contracts. Customer liability provisions in many of our contracts also may serve to mitigate our risk to related inventory remaining at the time a contract expires or is terminated. Because effective inventory management is a key competitive skill, we continuously work to improve our procurement planning and management practices to mitigate the negative impact of inventory buildups on our cash flow.

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

Income from Operations

Income from operations is the result of subtracting the cost of sales and selling, general and administrative (SG&A) expenses from net sales and is one of several key measures to evaluate our performance and profitability.

The principal component of our cost of sales is product cost, which was 94.6% and 94.3% of our total cost of sales for the three months ended March 31, 2019 and 2018, respectively, and 94.4% and 94.5% of our total cost of sales for the six months ended March 31, 2019 and 2018, respectively. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies, excess and obsolete (E&O) inventory and inventory valuation adjustments.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the provision, if any, for E&O inventory. The inventory provision is calculated to write-down the value of excess and obsolete inventory to its net realizable value. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O provision policy, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventories” in the 2018 Form 10-K. During the three months ended March 31, 2019 and 2018, net adjustments to cost of sales related to E&O inventory related activities were $(2.5) million and $0.4 million, respectively. The net adjustments reflect a combination of additional expense for E&O related provisions ($3.7 million and $5.6 million, respectively) offset by sales and disposals ($6.2 million and $5.2 million, respectively) of inventory for which E&O provision was provided previously through expense recognized in prior periods. During the six months ended March 31, 2019 and 2018, net adjustments to cost of sales related to provisions for E&O inventory related expenses were $2.6 million and $4.8 million, respectively. The net adjustments for the six months ended March 31, 2019 and 2018 reflect a combination of additional expense for E&O related provisions ($13.8 million and $15.2 million, respectively) offset by sales and disposals ($11.2 million and $10.4 million, respectively) of inventory for which E&O provision was provided previously through expense recognized in prior periods. We believe that these amounts appropriately write-down E&O inventory to its net realizable value.

The principal components of our SG&A expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; commissions paid to outside sales representatives; travel and other business expenses; training and recruitment costs; marketing, advertising and promotional event costs; rent; bad debt expense; fees for professional services (including consulting, legal, audit and tax); and other ordinary day-to-day business expenses. Depreciation and amortization expense is also included in SG&A expenses, and consists primarily of scheduled depreciation for leasehold improvements, machinery and equipment, vehicles, computers, software and furniture and fixtures. Depreciation and amortization also includes intangible asset amortization expense.

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

Critical Accounting Policies and Estimates

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. For a description of our critical accounting policies and estimates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2018 Form 10-K.

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

With respect to variable consideration, we apply judgment in estimating its impact to determine the amount of revenue to recognize. Sales rebates and profit-sharing arrangements are accounted for as a reduction to gross sales and recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and profit-sharing arrangements on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available. We provide allowances for credits and returns based on historic experience and adjust such allowances as considered necessary. To date such provisions have been within the range of our expectations and the allowances established. Returns and refunds are allowed only for materials that are defective or not compliant with the customer’s order. Sales tax collected from customers is excluded from net sales in the consolidated statements of comprehensive income.

We have determined that sales backlog is not a relevant measure of our business. Few, if any, of our contracts include minimum purchase requirements, annually or over the term of the agreement. As a result, we have no material sales backlog.

Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
Consolidated Results of Operations	2019	2018	2019	2018
	(dollars in thousands)
Net sales	$426,474	$390,183	$821,785	$753,274

Gross profit	$108,747	$105,735	$207,089	$200,159
Selling, general & administrative expenses	78,908	72,539	155,171	142,391
Income from operations	29,839	33,196	51,918	57,768
Interest expense, net	(12,388)	(11,965)	(25,302)	(23,803)
Other (expense) income, net	(314)	(108)	(531)	152
Income before income taxes	17,137	21,123	26,085	34,117
Provision for income taxes	(5,127)	(6,123)	(7,782)	(19,491)
Net income	$12,010	$15,000	$18,303	$14,626

(as a percentage of net sales, numbers rounded)	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Gross profit	25.5%	27.1%	25.2%	26.6%
Selling, general & administrative expenses	18.5%	18.6%	18.9%	18.9%
Income from operations	7.0%	8.5%	6.3%	7.7%
Interest expense, net	(2.9)%	(3.1)%	(3.1)%	(3.2)%
Other (expense) income, net	(0.1)%	—%	(0.1)%	—%
Income before income taxes	4.0%	5.4%	3.1%	4.5%
Provision for income taxes	(1.2)%	(1.6)%	(0.9)%	(2.6)%
Net income	2.8%	3.8%	2.2%	1.9%

Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018

Net Sales

Consolidated net sales increased $36.3 million, or 9.3% to $426.5 million for the three months ended March 31, 2019 compared to $390.2 million for the same period in the prior year. The $36.3 million increase reflects higher sales across all major product categories including chemicals, Ad hoc hardware and Contract hardware. The net sales increase was the result overall of continued market growth and additional market penetration, reflecting the company’s strong position with major customers. Ad hoc and Contract sales as a percentage of net sales represented 26% and 74%, respectively, for the three months ended March 31, 2019 as compared to 25% and 75%, respectively, for the same period in the prior year.

Income from Operations

Consolidated income from operations declined $3.4 million to $29.8 million for the three months ended March 31, 2019 compared to $33.2 million for the same period in the prior year. The $3.4 million decline in income from operations was due to an increase in SG&A expenses of $6.4 million, partially offset by higher gross profit of $3.0 million. Income from operations as a percentage of net sales declined 1.5 percentage points compared with the same period in the prior year.

The higher gross profit was driven by increases in sales volume compared with the same period in the prior year. Average gross margins declined 1.6 percentage points, primarily reflecting weaker margins in the EMEA segment resulting from more aggressive pricing for hardware products, including for certain contract renewals, and the impact of weaker British Pound and Euro exchange rates for local currency denominated business. The gross margin decline also reflects the effect of lower margins for Ad hoc sales of hardware products in the Americas segment due to more aggressive pricing to gain revenue increases as well as changes in product mix.
The $6.4 million increase in SG&A expenses primarily reflects increases in personnel related costs of $6.9 million, with information technology related costs also higher by $0.4 million. These increases were partially offset by lower professional fees of $0.8 million. While higher personnel related costs primarily reflect investment to execute Wesco 2020 initiatives, the majority of these cost increases are the result of execution steps that are expected to have a defined end point. Key examples include duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. The Wesco 2020 related costs, including professional fees for consulting support, totaled $9.4 million for the three months ended March 31, 2019, compared with $4.2 million for the same period in the prior year. The company estimates that the 2020 initiatives have captured approximately $2.0 million of savings for the quarter, which more than offset higher personnel related costs supporting revenue growth and related activities. SG&A as a percent of net sales declined 0.1 percentage point compared with the same period in the prior year, including the increased staffing, severance, performance incentives, and site related costs related to Wesco 2020 initiatives.

Interest Expense, Net

Interest expense, net was $12.4 million for the three months ended March 31, 2019 compared to $12.0 million for the same period in the prior year. The increase was primarily due to an increase in interest rates, partially offset by decreased average borrowing amount compared with the same period in the prior year.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2019 was $5.1 million, compared to $6.1 million for the same period in the prior year. For the three months ended March 31,2019, our effective tax rate increased 0.9 percentage points compared to the same period in the prior year. The difference in effective tax rates is primarily related to discrete adjustments recognized during the three months ended March 31, 2019. Without consideration of discrete adjustments, our effective tax rate would have been 29.4% for the three months ended March 31, 2018 and 29.0% for the three months ended March 31, 2019.

Net Income

Net income for the three months ended March 31, 2019 was $12.0 million, compared to a net income of $15.0 million for the same period in the prior year. This decrease in net income of $3.0 million was primarily driven by an increase in SG&A expense of $6.4 million and an increase in interest expense of $0.4 million, partially offset by an increase in gross profit of $3.0 million, as discussed above.

Six Months Ended March 31, 2019 compared with Six Months Ended March 31, 2018

Net Sales

Consolidated net sales increased $68.5 million, or 9.1% to $821.8 million for the six months ended March 31, 2019 compared to $753.3 million for the same period in the prior year. The $68.5 million increase reflects higher sales across all major product categories including chemicals, Ad hoc hardware and Contract hardware. The net sales increase was the result overall of continued market growth and additional market penetration, reflecting the company’s strong position with major customers. Ad hoc and Contract sales as a percentage of net sales represented 25% and 75%, respectively, for the six months ended March 31, 2019 as compared to 24% and 76%, respectively, for the same period in the prior year.

Income from Operations

Consolidated income from operations declined $5.9 million to $51.9 million for the six months ended March 31, 2019 compared to $57.8 million for the same period in the prior year. The $5.9 million decline in income from operations was due to an increase in SG&A expenses of $12.8 million, partially offset by higher gross profit of $6.9 million. Income from operations as a percentage of net sales declined 1.4 percentage points compared with the same period in the prior year.

The higher gross profit was driven by increases in sales volume compared with the same period in the prior year. Average gross margins declined 1.4 percentage points, primarily reflecting weaker margins in the EMEA segment resulting from more aggressive pricing for hardware products, including for certain contract renewals, and the impact of weaker British Pound and Euro exchange rates for local currency denominated business. The gross margin decline also reflects lower margins on Ad hoc sales of hardware products in the Americas segment due to more aggressive pricing which supported the increase in sales, as well as product mix impacts. For chemical products, a gross margin decline resulted primarily from a higher volume of pass-through revenues.
The $12.8 million increase in SG&A expenses largely reflects increases in payroll and other personnel related costs of $10.8 million, professional fees of $1.4 million, marketing and travel expenses of $0.7 million, and stock-based compensation expense of $1.4 million. While higher personnel related costs primarily reflect investment to execute Wesco 2020 initiatives, the majority of these cost increases are the result of execution steps that have a defined end point. Key examples include duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. The Wesco 2020 related costs, including professional fees for consulting support, totaled $17.8 million for the six months ended March 31, 2019, compared with $5.8 million for the same period in the prior year. The company estimates that the 2020 initiatives have captured approximately $3.0 million of savings for the six months of this year, which more than offset higher personnel related costs supporting revenue growth and related activities. SG&A as a percent of net sales was 18.9 percent for six months ended March 31, 2019 and 2018, including the increase in expense in the current year due to increased staffing, severance, performance incentives, and site related costs required for the execution of Wesco 2020 initiatives.

Interest Expense, Net

Interest expense, net was $25.3 million for the six months ended March 31, 2019 compared to $23.8 million for the same period in the prior year. The increase was primarily due to an increase in interest rates, partially offset by decreased average borrowing amount compared with the same period in the prior year.

Provision for Income Taxes

The income tax provision for the six months ended March 31, 2019 was $7.8 million, compared to $19.5 million for the same period in the prior year. For the six months ended March 31, 2019, our effective tax rate decreased 27.3 percentage points compared to the same period in the prior year. The difference in effective tax rates is primarily related to discrete adjustments recognized during the three months ended December 31, 2017 from the one-time tax imposed on accumulated earnings and profits of foreign operations as a result the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. Without consideration of discrete adjustments, our effective tax rate would have been 29.1% for the six months ended March 31, 2018 and 29.0% for the six months ended March 31, 2019.

Net Income

Net income for the six months ended March 31, 2019 was $18.3 million, compared to a net income of $14.6 million for the same period in the prior year. This increase in net income of $3.7 million was primarily driven by an increase of $6.9 million in gross profit and a decrease of $11.7 million in the provision for income taxes, partially offset by an increase in SG&A expense of $12.8 million, an increase in interest expense of $1.5 million and an increase of other expense of $0.7 million, as discussed above.

Americas Segment

	Three Months Ended March 31,		Six Months Ended March 31,
Americas Results of Operations	2019	2018	2019	2018
	(dollars in thousands)
Net sales	$347,301	$313,250	$668,426	$602,765

Gross profit	$91,375	$84,351	$172,942	$159,331
Selling, general & administrative expenses	55,982	48,660	108,558	98,443
Income from operations	$35,393	$35,691	$64,384	$60,888

	(as a percentage of net sales, numbers rounded)

Gross profit	26.3%	26.9%	25.9%	26.4%
Selling, general & administrative expenses	16.1%	15.5%	16.2%	16.3%
Income from operations	10.2%	11.4%	9.7%	10.1%

Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018

Net Sales

Net sales for our Americas segment increased $34.1 million, or 10.9%, to $347.3 million for the three months ended March 31, 2019, compared to $313.3 million for the same period in the prior year. The $34.1 million increase in net sales for the three months ended March 31, 2019 reflects growth across all product groups including chemicals, Ad hoc hardware and Contract hardware sales.

Income from Operations

Income from operations decreased $0.3 million to $35.4 million for the three months ended March 31, 2019, compared to income from operations of $35.7 million for the same period in the prior year. The $0.3 million decrease in income from operations resulted from an increase in SG&A expenses of $7.3 million, largely offset by higher gross profit of $7.0 million. Income from operations as a percentage of net sales decreased 1.2 percentage points, compared with the same period in the prior year.

The $7.0 million increase in gross profit was primarily driven by sales increases compared with the same period in the prior year. Average gross margins declined 0.6 percentage points, due primarily to a change in overall sales mix and lower margins on ad hoc sales. The gross margin decline also reflects the effect of more aggressive pricing of Ad hoc sales of hardware products in the Americas segment. For chemical products, a gross margin decline resulted primarily from a higher volume of pass-through revenues.

The $7.3 million increase in SG&A expenses primarily reflects increases in payroll and other personnel related costs of $6.0 million, professional fees of $0.7 million, information technology related costs of $0.4 million, and marketing and travel expenses of $0.2 million. While higher personnel related costs primarily reflect investment to execute Wesco 2020 initiatives, the majority of these cost increases are the result of execution steps that have a defined end point. Key examples include duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. The Wesco 2020 related costs totaled $5.4 million for the three months ended March 31, 2019. The company estimates that the 2020 initiatives have captured approximately $1.0 million of savings for the quarter, which substantially offset higher personnel related costs supporting revenue growth and related activities. SG&A as a percent of net sales increased 0.6 percentage points, including the increase in expense that was due to increased staffing, severance, performance incentives, and site related costs required for the execution of Wesco 2020 initiatives.

Six Months Ended March 31, 2019 compared with Six Months Ended March 31, 2018

Net Sales

Net sales for our Americas segment increased $65.7 million, or 10.9%, to $668.4 million for the six months ended March 31, 2019, compared to $602.8 million for the same period in the prior year. The $65.7 million increase in net sales for the six months ended March 31, 2019 reflects growth across all product groups including chemicals, Ad hoc hardware and Contract hardware sales.

Income from Operations

Income from operations increased $3.5 million to $64.4 million for the six months ended March 31, 2019, compared to income from operations of $60.9 million for the same period in the prior year. The $3.5 million increase in income from operations resulted from higher gross profit of $13.6 million, offset partially by an increase in SG&A expenses of $10.1 million. Income from operations as a percentage of net sales decreased 0.4 percentage points, compared with the same period in the prior year.

The $13.6 million increase in gross profit was primarily driven by sales increases compared with the same period in the prior year. Average gross margins declined 0.5 percentage points, due primarily to a change in overall sales mix, lower margins on ad hoc sales, offset partially by higher hardware Contract margins compared with the same period in the prior year. The gross margin decline also reflects the effect of more aggressive pricing on Ad hoc sales of hardware products in the Americas segment which supported the increase in sales. For chemical products, a gross margin decline resulted primarily from a higher volume of pass-through revenues.

The $10.1 million increase in SG&A expenses primarily reflects increases in payroll and other personnel related costs of $9.1 million, professional fees of $0.5 million, information technology related costs of $0.7 million, and travel expenses of $0.3 million, partially offset by a $0.4 million decline in depreciation. While higher personnel related costs primarily reflect investment to execute Wesco 2020 initiatives, the majority of these cost increases are the result of execution steps that have a defined end point. Key examples include duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. The Wesco 2020 related costs totaled $7.9 million for the six months ended March 31, 2019. The company estimates that the 2020 initiatives have captured approximately $2.0 million of savings for the year to date, which substantially offset higher personnel related costs supporting revenue growth and related activities. SG&A as a percent of net sales declined 0.1 percentage point, including the increase in expense that was due to increased staffing, severance, performance incentives, and site related costs required for the execution of Wesco 2020 initiatives.

EMEA Segment

	Three Months Ended March 31,		Six Months Ended March 31,
EMEA Results of Operations	2019	2018	2019	2018
	(dollars in thousands)
Net sales	$66,300	$68,147	$128,038	$132,385

Gross profit	$14,121	$19,140	$27,806	$35,783
Selling, general & administrative expenses	12,343	12,310	23,532	23,801
Income from operations	$1,778	$6,830	$4,274	$11,982

	(as a percentage of net sales, numbers rounded)

Gross profit	21.3%	28.1%	21.7%	27.0%
Selling, general & administrative expenses	18.6%	18.1%	18.4%	17.9%
Income from operations	2.7%	10.0%	3.3%	9.1%

Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018

Net Sales

Net sales for our EMEA segment declined $1.8 million, or 2.7%, to $66.3 million for the three months ended March 31, 2019, compared to $68.1 million for the same period in the prior year. The lower net sales for the three months ended March 31, 2019, reflects primarily a decline in chemical product sales, and to a lesser degree, ad hoc product sales, partially offset by higher hardware Contract sales compared with the same period in the prior year.

Income from Operations

Income from operations declined $5.1 million, or 74.0%, to $1.8 million for the three months ended March 31, 2019, compared to $6.8 million for the same period in the prior year. The $5.1 million decline in income from operations was comprised primarily of a decline in gross profit of $5.0 million. Income from operations as a percentage of net sales was 2.7% for the three months ended March 31, 2019, compared to 10.0% for the same period in the prior year, a decline of 7.3 percentage points.

The $5.0 million decline in gross profit was partially driven by lower chemical product sales and ad hoc sales compared with the same period in the prior year. Average gross margins declined 6.8 percentage points primarily reflecting more aggressive pricing for hardware products, including for certain contract renewals, and the impact of weaker Euro and British Pound exchange rates for local currency denominated business. As well, the higher concentration of electronic products within ad hoc sales lowered gross margin, while for chemical products, the gross margin decline resulted primarily from a higher volume of pass-through revenues. Supply costs were also higher for certain chemicals contracts.

SG&A expenses were $12.3 million for both the three months ended March 31, 2019 and 2018. SG&A as a percent of net sales increased 0.5 percentage points.

Six Months Ended March 31, 2019 compared with Six Months Ended March 31, 2018

Net Sales

Net sales for our EMEA segment declined $4.3 million, or 3.3%, to $128.0 million for the six months ended March 31, 2019, compared to $132.4 million for the same period in the prior year. The lower net sales for the six months ended March 31, 2019, reflects primarily a decline in ad hoc sales and chemical product sales compared with the same period in the prior year.

Income from Operations

Income from operations declined $7.7 million, or 64.3%, to $4.3 million for the six months ended March 31, 2019, compared to $12.0 million for the same period in the prior year. The $7.7 million decline in income from operations was comprised of a decline in gross profit of $8.0 million, slightly offset by a decrease in SG&A expenses of $0.3 million. Income from operations as a percentage of net sales was 3.3% for the six months ended March 31, 2019, compared to 9.1% for the same period in the prior year, a decline of 5.8 percentage points.

The $8.0 million decline in gross profit was primarily driven by lower ad hoc and chemical product sales as well as gross margin decline on ad hoc, chemical product and hardware Contract sales compared with the same period in the prior year. Average gross margins declined 5.3 percentage points primarily reflecting more aggressive pricing for hardware products, including for certain contract renewals, and the impact of weaker Euro and British Pound exchange rates for local currency denominated business. As well, the higher concentration of electronic products within ad hoc sales lowered gross margin, while for chemical products, the gross margin decline resulted primarily from a higher volume of pass-through revenues. Supply costs were also higher for certain chemicals contracts.

The $0.3 million decrease in SG&A expenses primarily reflects decreases in payroll and other personnel related costs of $0.5 million and other miscellaneous expense of $0.1 million, partially offset by increased professional fees $0.3 million. SG&A as a percent of net sales increased 0.5 percentage points.

APAC Segment

	Three Months Ended March 31,		Six Months Ended March 31,
APAC Results of Operations	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Net sales	$12,873	$8,786	$25,321	$18,124

Gross profit	$3,251	$2,244	$6,341	$5,045
Selling, general & administrative expenses	2,095	1,467	4,111	2,770
Income from operations	$1,156	$777	$2,230	$2,275

	(as a percentage of net sales, numbers rounded)

Gross profit	25.3%	25.5%	25.0%	27.8%
Selling, general & administrative expenses	16.3%	16.7%	16.2%	15.2%
Income from operations	9.0%	8.8%	8.8%	12.6%

Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018

Net Sales

Net sales for our APAC segment increased $4.1 million, or 46.5%, to $12.9 million for the three months ended March 31, 2019, compared to $8.8 million for the same period in the prior year. The $4.1 million increase in net sales for the three months ended March 31, 2019 primarily reflects increases in Contract sales of hardware products, chemical product sales and ad hoc sales compared with the same period in the prior year.

Income from Operations

Income from operations increased $0.4 million to $1.2 million for the three months ended March 31, 2019, compared to income from operations of $0.8 million for the same period in the prior year. The $0.4 million increase in income from operations is due primarily to an increase in gross profit of $1.0 million, partially offset by an increase in SG&A expenses of $0.6 million. Income from operations as a percentage of net sales increased 0.2 percentage points compared with the same period in the prior year.

The $1.0 million increase in gross profit was primarily driven by increases in hardware Contract sales, chemical product sales and ad hoc sales compared with the same period in the prior year. Average gross margins declined 0.2 percentage points due primarily to a weaker sales mix and lower margins for ad hoc sales and chemical product sales, partially offset by hardware Contract sales compared with the same period in the prior year.

The $0.6 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs of $0.5 million and rent expenses of $0.1 million, reflecting investments made to grow the business in this area of the world. SG&A as a percent of net sales decreased 0.4 percentage points.

Six Months Ended March 31, 2019 compared with Six Months Ended March 31, 2018

Net Sales

Net sales for our APAC segment increased $7.2 million, or 39.7%, to $25.3 million for the six months ended March 31, 2019, compared to $18.1 million for the same period in the prior year. The $7.2 million increase in net sales for the six months ended March 31, 2019 primarily reflects increases in chemical product sales and ad hoc sales compared with the same period in the prior year.

Income from Operations

Income from operations declined $0.1 million to $2.2 million for the six months ended March 31, 2019, compared to income from operations of $2.3 million for the same period in the prior year. The $0.1 million decline in income from operations is due to an increase in SG&A expenses of $1.3 million, partially offset by an increase in gross profit of $1.2 million. Income from operations as a percentage of net sales declined 3.8 percentage points compared with the same period in the prior year.

The $1.2 million increase in gross profit was primarily driven by increases in Contract sales of hardware products, chemical product sales and ad hoc sales compared with the same period in the prior year. Average gross margins declined 2.8 percentage points due primarily to a weaker sales mix and lower margins for ad hoc sales, partially offset by higher margins for chemical product sales compared with the same period in the prior year.

The $1.3 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs of $1.0 million, marketing and travel expenses of $0.1 million, and other miscellaneous expenses of $0.2 million, reflecting investment being made to grow the business in this area of the world. SG&A as a percent of net sales increased 1.0 percentage point.

Unallocated Corporate Costs

	Selling, General and Administrative Expenses
	(dollars in thousands)
Three Months Ended March 31, 2019	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
2019	$55,982	$12,343	$2,095	$8,488	$78,908
2018	48,660	12,310	1,467	10,102	72,539

Six Months Ended March 31,	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
	(dollars in thousands)
2019	$108,558	$23,532	$4,111	$18,970	$155,171
2018	98,443	23,801	2,770	17,377	142,391

SG&A expenses for the Americas, EMEA and APAC segments are discussed previously. The following is a discussion on SG&A expenses not allocated to the three segments. Unallocated corporate costs include costs for corporate headquarters, along with our Wesco 2020 initiatives.

Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018

Unallocated corporate costs were $1.6 million lower than the same period in the prior year, primarily driven by a decrease in professional fees of $1.9 million, mainly reflecting costs for outside consultants assisting with the Company's Wesco 2020 initiatives. The decreases were offset by an increase in the unallocated stock-based compensation expense of $0.3 million. Unallocated costs included $3.2 million of Wesco 2020 costs in the three months ended March 31, 2019 compared to $4.2 million for the same period in the prior year.

Six Months Ended March 31, 2019 compared with Six Months Ended March 31, 2018

Unallocated corporate costs were $1.6 million higher than the same period in the prior year, primarily driven by increases in professional fees of $0.6 million, mainly reflecting costs for outside consultants assisting with the Company's Wesco 2020 initiatives and stock-based compensation expense of $1.4 million. Those increases were partially offset by a decrease in the unallocated payroll and other personnel related costs of $0.3 million. Unallocated costs included $8.7 million of Wesco 2020 costs in the six months ended March 31, 2019 compared to $5.8 million for the same period in the prior year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $32.7 million and $46.2 million as of March 31, 2019 and September 30, 2018, respectively, of which $24.6 million, or 75.2%, and $21.3 million, or 46.1%, was held by our foreign subsidiaries as of March 31, 2019 and September 30, 2018, respectively. All of our cash and cash equivalents as of March 31, 2019 and September 30, 2018 were non-restricted. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.

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

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows, including for investment in working capital to fund growth in operations, it is necessary from time to time to borrow under our revolving facility to meet cash demands. Provided we are in compliance with applicable covenants, we can borrow up to $180.0 million on our revolving credit facility of which $113.0 million was available as of March 31, 2019. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see “—Credit Facilities” below. As of March 31, 2019, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents declined by $13.5 million during the six months ended March 31, 2019. The decrease was primarily due to cash used in investing and operating activities, offset partially by cash provided by financing activities.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended March 31,
Consolidated statements of cash flows data:	2019	2018
Net income	$18,303	$14,626
Adjustments to reconcile net income to net cash used in operating activities	24,837	27,427
Subtotal	43,140	42,053
Changes in assets and liabilities	(49,541)	(77,962)
Net cash used in operating activities	(6,401)	(35,909)

Net cash used in investing activities	(7,996)	(2,909)

Net cash provided by financing activities	1,140	12,688

Effect of foreign currency exchange rate on cash and cash equivalents	(239)	428
Net decrease in cash and cash equivalents	$(13,496)	$(25,702)

Operating Activities

Our cash flows from operating activities fluctuate based on the level of profitability during the period as well as the timing of investments in inventory, collections of cash from our customers, payments of cash to our suppliers, and the timing of cash payments or receipts associated with other working capital accounts such as changes in our prepaid expenses and accrued liabilities or the timing of our tax payments.

Our operating activities used $6.4 million of cash in the six months ended March 31, 2019, $29.5 million lower than the $35.9 million of cash used in operating activities for the same period in the prior year. The $29.5 million decrease in net cash used in operating activities reflects a $1.1 million increase in cash provided from net income excluding non-cash items and a series of year-over-year differences in balance sheet changes reducing cash used for operations by $28.4 million. Comparing the six months ended March 31, 2019 with the six months ended March 31, 2018, the key balance sheet changes include:

•	a favorable change of $57.8 million less cash used for inventory,

•	a $3.2 million unfavorable impact on operating cash flow due to higher accounts receivable largely driven by the timing of collections along with increased sales,

•	a $9.4 million unfavorable impact on operating cash flow due to a change in accrued expenses and other liabilities as a result of the timing of accruals and actual payments,

•	a net $2.8 million unfavorable change in combined income taxes payable and receivable,

•	a $9.9 million unfavorable difference in the change for accounts payable due to the timing of payments and accruals, and

•	a $4.1 million unfavorable difference in the change for remaining working capital assets and liabilities.

Investing Activities

Our investing activities used $8.0 million of cash during the six months ended March 31, 2019 as compared to $2.9 million used during the six months ended March 31, 2018. Investing activities consist primarily of software development and implementation and the purchase of property and equipment related to Wesco 2020 initiatives.

Financing Activities

Our financing activities were a net source of $1.1 million of cash during the six months ended March 31, 2019, which consisted primarily of $47.0 million of short-term borrowings, partially offset by $34.0 million and $10.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, $1.4 million for repayments of our capital lease obligations and a $0.4 million payment as settlement on restricted stock tax withholding (see Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q).

Our financing activities were a net source of $12.7 million of cash during the six months ended March 31, 2018, which consisted primarily of $60.0 million of short-term borrowings, partially offset by $34.0 million and $10.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, $1.3 million for repayments of our capital lease obligations and a $1.9 million payment for debt issuance costs.

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

As of March 31, 2019, our outstanding indebtedness under our Credit Facilities was $857.6 million, which consisted of (1) $350.0 million of indebtedness under the term loan A facility, (2) $67.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of March 31, 2019, $113.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

As disclosed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 5.50 for the quarter ended March 31, 2019. In addition, the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) is currently set at 75%, provided that the Excess Cash Flow Percentage shall be reduced to (1) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (2) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (3) 0%, if the Consolidated Total Leverage Ratio is less than 2.50. The calculation is determined annually, and for fiscal year 2018, no excess cash flow payment was required.

The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of March 31, 2019, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.27.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS

(a)              Exhibits

Exhibit Number	Description

10.1
Amendment to the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement dated December 14, 2018 (File No. 001-35253))

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

Date: May 2, 2019	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Todd S. Renehan
Name: Todd S. Renehan
Title: Chief Executive Officer

Date: May 2, 2019	By:	/s/ Kerry A. Shiba
Name: Kerry A. Shiba
Title: Executive Vice President and Chief Financial Officer