Form 10-Q
period 2019-06-30
Wesco Aircraft Holdings, Inc
filed 2019-08-09
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of August 1, 2019 was 99,749,063.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2019	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$45,418	$46,222
Accounts receivable, net of allowance for doubtful accounts of $2,909 and $2,877 at June 30, 2019 and September 30, 2018, respectively	333,446	283,775
Inventories	879,565	884,212
Prepaid expenses and other current assets	18,110	15,291
Income taxes receivable	2,602	2,017
Total current assets	1,279,141	1,231,517
Property and equipment, net	54,186	44,205
Deferred debt issuance costs, net	1,848	2,827
Goodwill	266,644	266,644
Intangible assets, net	152,241	163,438
Deferred tax assets	67,823	65,135
Other assets	14,300	15,710
Total assets	$1,836,183	$1,789,476

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$216,400	$180,494
Accrued expenses and other current liabilities	52,569	42,767
Income taxes payable	4,111	2,295
Capital lease obligations, current portion	1,877	2,205
Short-term borrowings and current portion of long-term debt	58,000	74,000
Total current liabilities	332,957	301,761
Capital lease obligations, less current portion	1,475	2,329
Long-term debt, less current portion	759,712	771,777
Deferred income taxes	3,507	2,803
Other liabilities	12,440	18,337
Total liabilities	1,110,091	1,097,007
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 950,000,000 shares authorized, 99,749,063 and 99,557,885 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively	100	99
Additional paid-in capital	451,544	444,531
Accumulated other comprehensive loss	(88,788)	(82,980)
Retained earnings	363,236	330,819
Total stockholders’ equity	726,092	692,469
Total liabilities and stockholders’ equity	$1,836,183	$1,789,476

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net sales	$442,374	$410,359	$1,264,159	$1,163,633
Cost of sales	336,504	306,162	951,200	859,277
Gross profit	105,870	104,197	312,959	304,356
Selling, general and administrative expenses	83,368	74,869	238,539	217,260
Income from operations	22,502	29,328	74,420	87,096
Interest expense, net	(12,878)	(12,717)	(38,180)	(36,520)
Other (expense) income, net	(630)	239	(1,161)	391
Income before income taxes and equity method investment impairment charge	8,994	16,850	35,079	50,967
Benefit (provision) for income taxes	7,377	(6,096)	(405)	(25,587)
Income before equity method investment impairment charge	16,371	10,754	34,674	25,380
Equity method investment impairment charge, net of income taxes	(2,257)	—	(2,257)	—
Net income	14,114	10,754	32,417	25,380
Other comprehensive (loss) income, net of income taxes	(1,576)	(3,106)	(5,808)	1,009
Comprehensive income	$12,538	$7,648	$26,609	$26,389
Net income per share:
Basic	$0.14	$0.11	$0.33	$0.26
Diluted	$0.14	$0.11	$0.32	$0.26
Weighted average shares outstanding:
Basic	99,647,188	99,180,632	99,586,122	99,137,710
Diluted	100,205,475	99,739,217	100,029,458	99,396,613

See the accompanying notes to the consolidated financial statements

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$32,417	$25,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,327	21,909
Amortization of deferred debt issuance costs	3,914	4,300
Bad debt and sales return reserve	232	503
Stock-based compensation expense	7,418	6,286
Net inventory provision	(1,555)	10,976
Equity method investment impairment charge	2,966	—
Deferred income taxes	(24)	523
Other non-cash items	(556)	(678)
Subtotal	66,139	69,199
Changes in assets and liabilities:
Accounts receivable	(50,321)	(47,008)
Income taxes receivable	(582)	995
Inventories	6,219	(76,884)
Prepaid expenses and other assets	(6,476)	1,608
Accounts payable	33,400	9,122
Accrued expenses and other liabilities	(870)	14,648
Income taxes payable	1,805	9,255
Net cash provided by (used in) operating activities	49,314	(19,065)

Cash flows from investing activities
Purchase of property and equipment	(16,481)	(4,009)
Net cash used in investing activities	(16,481)	(4,009)

Cash flows from financing activities
Proceeds from short-term borrowings	57,000	67,500
Repayment of short-term borrowings	(73,000)	(41,000)
Repayment of long-term debt	(15,000)	(15,000)
Debt issuance costs	—	(1,900)
Repayment of capital lease obligations	(2,094)	(2,207)
Net proceeds from exercise of stock options	37	63
Settlement on restricted stock tax withholding	(442)	(126)
Net cash (used in) provided by financing activities	(33,499)	7,330
Effect of foreign currency exchange rate on cash and cash equivalents	(138)	(293)
Net decrease in cash and cash equivalents	(804)	(16,037)
Cash and cash equivalents, beginning of period	46,222	61,625
Cash and cash equivalents, end of period	$45,418	$45,588

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

Equity Method Investment

We apply the equity method of accounting for investments in which we have significant influence but not a controlling interest. Our APAC reporting unit has an equity investment in a joint venture in China, the carrying value of which was $7.4 million and $10.4 million as of June 30, 2019 and September 30, 2018, respectively, and was included in “Other assets” in the unaudited Consolidated Balance Sheets. During the three months ended June 30, 2019, we recorded an impairment charge of $3.0 million ($2.3 million net of income taxes) resulting from a decline in value below the carrying amount of our equity method investment which we determined was other than temporary in nature.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is amended by ASU 2018-01, ASU2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, which FASB issued in January 2018, July 2018, July 2018, December 2018 and March 2019, respectively (collectively, the amended ASU 2016-02). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. The amended ASU 2016-02 is effective for the Company in fiscal year 2020 and interim periods therein, with early application permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements. We have compiled our worldwide lease population, completed our evaluation of the completeness of our lease population and are in the process of uploading our leases into a new cloud-based lease accounting system. The adoption of the amended ASU 2016-02 is expected to result in material increases to our balance sheet for the recognition of right-of-use assets and lease liabilities. As of September 30, 2018, total future minimum payments under our operating leases amounted to $50.8 million.

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

Effective October 1, 2018, we adopted the amended ASU 2014-09 (ASC 606) using the modified retrospective method of adoption, which resulted in no changes to our opening consolidated balance sheet at the beginning of October 1, 2018. Our initial and incremental contract acquisition costs including sign up commissions and set up costs, which are required to be capitalized under ASC 606, are insignificant and expensed as incurred. Our revenues recognized under ASC 606 for the three and nine months ended June 30, 2019 were not materially different from what would have been recognized under the previous revenue standard, ASC 605, that is superseded. Prior period consolidated statements of earnings and comprehensive income remain unchanged.

We have designed and implemented internal controls, policies and processes to comply with ASC 606. The additional disclosures required by ASC 606 are included in Note 1 and Note 9.

Note 3. Inventory

Our inventory is comprised solely of finished goods. We record provisions to write down excess and obsolete (E&O) inventory to estimated net realizable value.

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

During the three months ended June 30, 2019 and 2018, net adjustments to cost of sales related to E&O inventory related activities were $(4.1) million and $6.2 million, respectively. The net adjustments for the three months ended June 30, 2019 and 2018 reflect a combination of additional expense for E&O related provisions ($2.4 million and $12.9 million, respectively) offset by sales and disposals ($6.5 million and $6.7 million, respectively) of inventory for which an E&O provision was provided previously through expense recognized in prior periods. During the nine months ended June 30, 2019 and 2018, net adjustments to cost of sales related to E&O inventory related activities were $(1.6) million and $11.0 million, respectively. The net adjustments for the nine months ended June 30, 2019 and 2018 reflect a combination of additional expense for E&O related provisions ($17.0 million and $28.1 million, respectively) offset by sales and disposals ($18.6 million and $17.1 million, respectively) of inventory for which an E&O provision was provided previously through expense recognized in prior periods. We believe that these amounts appropriately write-down our inventory to its net realizable value.

Note 4. Goodwill

As of June 30, 2019, goodwill consists of the following (in thousands):

	Americas	EMEA	APAC	Total
Goodwill as of September 30, 2018, gross	$773,384	$51,190	$16,955	$841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of September 30, 2018, net	204,183	51,190	11,271	266,644

Changes during the period	—	—	—	—

Goodwill as of June 30, 2019, gross	773,384	51,190	16,955	841,529
Accumulated impairment	(569,201)	—	(5,684)	(574,885)
Goodwill as of June 30, 2019, net	$204,183	$51,190	$11,271	$266,644

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have three interest rate swap agreements outstanding, which we have designated as cash flow hedges, in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The first interest rate swap agreement (the "First Swap Agreement") has an amortizing notional amount, which was $200.0 million on June 30, 2019, and matures on September 30, 2019, giving us the contractual right to pay a fixed interest rate of 2.2625% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin). The remaining two interest rate swap agreements (the “Remaining Swap Agreements”), entered into on May 14, 2018, have variable notional amounts which initially will increase in amount approximately equal to amortization of the notional amount of the First Swap Agreement and then amortize thereafter. The Remaining Swap Agreements totaled $198.3 million on June 30, 2019, and mature on February 26, 2021, giving us the contractual right to pay a fixed interest rate of 2.79% plus the applicable margin under the term loan B facility (as defined in Note 6 below; see Note 6 for the applicable margin).

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended June 30, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of June 30, 2019, we expect to reclassify $3.0 million from accumulated other comprehensive loss and the related deferred tax to earnings as an increase to interest expense over the next 12 months when the underlying hedged item impacts earnings.

Non-Designated Derivatives

From time to time, we enter into foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The derivatives are not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other income, net line of our consolidated statements of earnings and comprehensive income. We did not have foreign currency forward contracts as of June 30, 2019 and September 30, 2018.

The following table summarizes the notional principal amounts at June 30, 2019, and September 30, 2018 of our outstanding interest rate swap agreements discussed above (in thousands).

	Derivative Notional
	June 30, 2019	September 30, 2018
Instruments designated as accounting hedges:
Interest rate swap contracts	$398,300	$435,800

The following table provides the location and fair value amounts of our financial instruments, which are reported in our consolidated balance sheets as of June 30, 2019 and September 30, 2018 (in thousands).

		Fair Value
	Balance Sheet Locations	June 30, 2019	September 30, 2018
Instruments designated as accounting hedge:
Interest rate swap contracts	Other current assets	$34	$1,045
Interest rate swap contracts	Other assets	—	1,051
Interest rate swap contracts	Accrued expenses and other current liabilities	3,038	289
Interest rate swap contracts	Other liabilities	2,431	—

The following table provides the (gain) losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from AOCI to interest expense on our consolidated statements of earnings and comprehensive income during the three and nine months ended June 30, 2019 and 2018 (in thousands).

	Location in Consolidated Statements of Earnings and Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,

Cash Flow Hedge		2019	2018	2019	2018
Interest rate swap contracts	Interest (income) expense, net	$(27)	$(20)	$(97)	$841

Total interest expense, net presented in the consolidated statements of earnings and comprehensive income in which the above effects of cash flow hedges are recorded		$12,878	$12,717	$38,180	$36,520

The following table provides the effective portion of the amount of (loss) gain recognized in other comprehensive income (net of income taxes) for the three and nine months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,

Cash Flow Hedge	2019	2018	2019	2018
Interest rate swap contracts	$(1,892)	$(91)	$(5,174)	$2,740

The following table provides a summary of changes to our AOCI related to our cash flow hedging instrument (net of income taxes) during the three and nine months ended June 30, 2019 (in thousands).

AOCI - Unrealized (Loss) Gain on Hedging Instruments	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Balance at beginning of period	$(1,977)	$1,375
Change in fair value of hedging instruments	(1,892)	(5,174)
Amounts reclassified to earnings	(27)	(97)
Net current period other comprehensive loss	(1,919)	(5,271)
Balance at end of period	$(3,896)	$(3,896)

Other Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities, and the Credit Facilities (as defined below in Note 6). The carrying amounts of these instruments approximate fair value because of their short-term duration. The fair value of interest rate swap agreements is determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement (as defined below). The fair value of the long-term debt instruments is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement (as defined below). The principal amounts and fair values of the debt instruments and interest rate swap agreements were as follows (in thousands):

	June 30, 2019		September 30, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A facility	$345,000	$341,550	$360,000	$357,840
Term loan B facility	440,562	433,514	440,562	432,192
Revolving facility	38,000	38,000	54,000	54,000
Interest rate swap contract liability (assets), net	5,435	5,435	(1,807)	(1,807)

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

There were no transfers between the assets and liabilities under Level 1 and Level 2 during the nine months ended June 30, 2019. The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our consolidated balance sheets as of June 30, 2019 and September 30, 2018 (in thousands).

June 30, 2019	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instruments designated as accounting hedge:
Interest rate swap contracts	Other current assets	$34	$—	$34	$—
Interest rate swap contracts	Accrued expenses and other current liabilities	3,038	—	3,038	—
Interest rate swap contracts	Other liabilities	2,431	—	2,431	—

September 30, 2018	Balance Sheet Locations	Total	Level 1	Level 2	Level 3

Instrument designated as accounting hedge:
Interest rate swap contracts	Other current assets	$1,045	$—	$1,045	$—
Interest rate swap contracts	Other assets	1,051	—	1,051	—
Interest rate swap contracts	Accrued expenses and other current liabilities	289	—	289	—

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

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2019			September 30, 2018
	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount
Term loan A facility	$345,000	$(3,820)	$341,180	$360,000	$(5,842)	$354,158
Term loan B facility	440,562	(2,030)	438,532	440,562	(2,943)	437,619
Revolving facility	38,000	—	38,000	54,000	—	54,000
	823,562	(5,850)	817,712	854,562	(8,785)	845,777
Less: current portion	58,000	—	58,000	74,000	—	74,000
Non-current portion	$765,562	$(5,850)	$759,712	$780,562	$(8,785)	$771,777

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

As of June 30, 2019, our outstanding indebtedness under our Credit Facilities was $823.6 million, which consisted of (1) $345.0 million of indebtedness under the term loan A facility, (2) $38.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of June 30, 2019, a $1.0 million letter of credit was outstanding and $141.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

During the nine months ended June 30, 2019, we borrowed $57.0 million under the revolving facility, and made our required quarterly payments of $15.0 million on our term loan A facility and voluntary prepayments totaling $73.0 million on our borrowings under the revolving facility.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. As of June 30, 2019, the interest rate for borrowings under the term loan A facility was 5.44%, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. As of June 30, 2019, the interest rate for borrowings under the term loan B facility was 4.94%, which approximated the effective interest rate. We have an interest rate swap agreement relating to this indebtedness, which is described in greater detail in Note 5 above.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. As of June 30, 2019, the weighted-average interest rate for borrowings under the revolving facility was 5.42%.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Agreement contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. Our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 5.25 for the quarter ending June 30, 2019. As of June 30, 2019, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.02. The Consolidated Total Leverage Ratio requirement for the financial covenant is scheduled to step-down to 4.75 for the quarters ending September 30, 2019, December 31, 2019 and March 31, 2020; 4.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021; and 3.00 for the quarter ending June 30, 2021 and thereafter. Based on our current covenants and forecasts, we expect to be in compliance for the one-year period after August 8, 2019.

The Credit Agreement also includes an Excess Cash Flow Percentage (as such term is defined in the Credit Agreement), which is currently set at 75%, provided that the Excess Cash Flow Percentage shall be reduced to (1) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (2) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (3) 0%, if the Consolidated Total Leverage Ratio is less than 2.50. The excess cash flow payment calculation is determined annually, and for fiscal year 2018, no excess cash flow payment was required.

The following table summarizes the total deferred debt issuance costs for the term loan A facility, the term loan B facility and the revolving facility as of June 30, 2019 and September 30, 2018 (dollars in thousands). The remaining deferred debt issuance costs as of June 30, 2019 will be amortized over their remaining terms.

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred debt issuance costs as of September 30, 2018	$5,842	$2,943	$2,827	$11,612
Amortization of deferred debt issuance costs	(2,022)	(913)	(979)	(3,914)
Deferred debt issuance costs as of June 30, 2019	$3,820	$2,030	$1,848	$7,698

UK Line of Credit

Our subsidiary, Wesco Aircraft EMEA, Ltd., has a £5.0 million ($6.3 million based on the June 30, 2019 exchange rate) line of credit that automatically renews annually on November 1 (the UK line of credit). The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of June 30, 2019, the full £5.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 7. Comprehensive Income

Comprehensive income, which is net of income taxes, consists of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,114	$10,754	$32,417	$25,380
Foreign currency translation gain (loss)	343	(3,015)	(537)	(1,731)
Unrealized (loss) gain on cash flow hedging instruments	(1,919)	(91)	(5,271)	2,740
Total comprehensive income	$12,538	$7,648	$26,609	$26,389

Note 8. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock, if any, calculated using the treasury stock method. Assumed proceeds from in-the-money awards are calculated under the “as-if” method as prescribed by ASC 718, Compensation—Stock Compensation. The following table provides our basic and diluted net income per share for the three and nine months ended June 30, 2019 and 2018 (dollars in thousands except share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,114	$10,754	$32,417	$25,380
Basic weighted average shares outstanding	99,647,188	99,180,632	99,586,122	99,137,710
Dilutive effect of stock options and restricted stock	558,287	558,585	443,336	258,903
Dilutive weighted average shares outstanding	100,205,475	99,739,217	100,029,458	99,396,613
Basic net income per share	$0.14	$0.11	$0.33	$0.26
Diluted net income per share	$0.14	$0.11	$0.32	$0.26

For the three months ended June 30, 2019 and 2018, 2,498,189 and 2,367,729 shares of common stock equivalents, respectively, were not included in the diluted calculation due to their anti-dilutive effect. For the nine months ended June 30, 2019 and 2018, 3,122,135 and 2,874,825 shares of common stock equivalents, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

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

The following tables present operating and financial information by business segment (in thousands):

	Three Months Ended June 30, 2019
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$364,098	$63,634	$14,642	$—	$442,374
Income (loss) from operations	32,852	(1,948)	1,492	(9,894)	22,502
Interest expense, net	(11,518)	(1,336)	(24)	—	(12,878)
Capital expenditures	8,271	161	53	—	8,485
Depreciation and amortization	6,160	898	104	—	7,162

	Three Months Ended June 30, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$333,602	$66,728	$10,029	$—	$410,359
Income from operations	35,979	4,749	332	(11,732)	29,328
Interest expense, net	(11,115)	(1,578)	(24)	—	(12,717)
Capital expenditures	997	75	28	—	1,100
Depreciation and amortization	6,417	863	88	—	7,368

	Nine Months Ended June 30, 2019
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$1,032,524	$191,672	$39,963	$—	$1,264,159
Income from operations	97,236	2,326	3,722	(28,864)	74,420
Interest expense, net	(33,918)	(4,187)	(75)	—	(38,180)
Capital expenditures	14,818	1,085	578	—	16,481
Depreciation and amortization	18,441	2,612	274	—	21,327

	Nine Months Ended June 30, 2018
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales	$936,367	$199,113	$28,153	$—	$1,163,633
Income from operations	96,867	16,731	2,607	(29,109)	87,096
Interest expense, net	(32,706)	(3,739)	(75)	—	(36,520)
Capital expenditures	3,367	475	167	—	4,009
Depreciation and amortization	19,076	2,598	235	—	21,909

	As of June 30, 2019
	Americas	EMEA	APAC	Consolidated
Total assets	$1,498,600	$270,957	$66,626	$1,836,183
Goodwill	204,183	51,190	11,271	266,644

	As of September 30, 2018
	Americas	EMEA	APAC	Consolidated
Total assets	$1,485,453	$248,937	$55,086	$1,789,476
Goodwill	204,183	51,190	11,271	266,644

Product and Service Information

Net sales by product categories for the three months and nine months ended June 30, 2019 were as follows (dollars in thousands):

	Three Months Ended June 30, 2019
	Americas		EMEA		APAC		Consolidated
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Hardware	$168,220	46.2%	$28,253	44.4%	$5,675	38.8%	$202,148	45.7%
Chemicals (1)	148,985	40.9%	31,379	49.3%	7,668	52.4%	188,032	42.5%
Electronic components	31,530	8.7%	2,107	3.3%	310	2.1%	33,947	7.7%
Bearings	7,946	2.2%	1,176	1.8%	546	3.7%	9,668	2.2%
Machined parts and other	7,417	2.0%	719	1.2%	443	3.0%	8,579	1.9%
Total	$364,098	100.0%	$63,634	100.0%	$14,642	100.0%	$442,374	100.0%

	Nine Months Ended June 30, 2019
	Americas		EMEA		APAC		Consolidated
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Hardware	$484,380	46.9%	$84,858	44.3%	$13,768	34.5%	$583,006	46.1%
Chemicals (1)	420,890	40.8%	92,374	48.2%	21,382	53.5%	534,646	42.3%
Electronic components	87,454	8.5%	5,901	3.0%	948	2.4%	94,303	7.5%
Bearings	17,275	1.6%	4,189	2.2%	2,730	6.8%	24,194	1.9%
Machined parts and other	22,525	2.2%	4,350	2.3%	1,135	2.8%	28,010	2.2%
Total	$1,032,524	100.0%	$191,672	100.0%	$39,963	100.0%	$1,264,159	100.0%

(1)    Includes CMS contracts

Note 10. Income Taxes

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Benefit (provision) for income taxes	$7,377	$(6,096)	$(405)	$(25,587)
Effective tax rate	(82.0)%	36.2%	1.2%	50.2%

For the three months ended June 30, 2019, our effective tax rate changed 118.2 percentage points compared to the same period in the prior year and also reflects a movement from tax expense to a tax benefit in the current quarter. The difference in effective tax rates is primarily related to a favorable $9.2 million adjustment to the one-time tax imposed on accumulated earnings and profits of foreign operations (the “Transition Tax”) as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. Without consideration of this discrete adjustment, our effective tax rate would have been 19.0% for the three months ended June 30, 2019 and 32.8% for three months ended June 30, 2018. The decrease of our effective tax rate without consideration of discrete adjustments reflects other impacts of the Tax Act, including the reduction of the U.S. federal statutory tax rate, the inclusion of certain foreign earnings under the global intangible low-taxed income (“GILTI”) rules and changes to the foreign tax credit provisions.

For the nine months ended June 30, 2019, our effective tax rate decreased 49.0 percentage points compared to the same period in the prior year. The difference in effective tax rates is primarily related to a favorable $9.2 million adjustment to the Transition Tax which occurred during the three months ended June 30, 2019 as well as a provisional $37.7 million charge to tax expense related to the remeasurement of deferred tax assets and liabilities, a provisional $37.7 million tax benefit related to the partial reversal of a deferred tax liability for unremitted foreign earnings and a provisional $8.8 million Transition Tax charge, each of which occurred during the three months ended December 31, 2018 as a result of the Tax Act. An additional $0.4 million Transition Tax charge was recorded in subsequent quarters. Without consideration of these discrete adjustments, our effective tax rate would have been 26.4% for the nine months ended June 30, 2019 and 30.3% for the nine months ended June 30, 2018. The decrease of our effective tax rate without consideration of discrete adjustments reflects other impacts of the Tax Act, including the reduction of the U.S. federal statutory tax rate, the inclusion of certain foreign earnings under the GILTI rules and changes to the foreign tax credit provisions.

The completion of our calculations for the fiscal year 2018 U.S. federal tax return during the three months ended June 30, 2019 resulted in a $9.2 million adjustment to the Transition Tax which we had previously recorded. The adjustment results from the utilization of additional foreign tax credits for which we had previously recorded a valuation allowance. Our tax return calculation of the Transition Tax complies with the Tax Act as enacted, which is inconsistent with final regulations issued by the U.S. Treasury Department on June 21, 2019 and proposed regulations which were previously issued on November 28, 2018. Based on the final regulations, we would incur an additional Transition Tax liability of $7.1 million but would also utilize, and release the valuation allowance on, an additional $7.1 million of foreign tax credits to offset the additional Transition Tax liability, with the result being that no Transition Tax payment would be required. We therefore recorded an uncertain tax position of $7.1 million for the potential Transaction Tax liability, reduced our foreign tax credits by $7.1 million and released a $7.1 million valuation allowance against the foreign tax credits. Taking into consideration the foreign tax credits which we utilized related to both the $9.2 million adjustment to the Transition Tax and the additional $7.1 million of foreign tax credits which we would utilize to offset the Transition Tax liability under the final regulations, we had a foreign tax credit carryforward of $10.6 million as of September 30, 2018.

The Company also recorded a $0.7 million tax benefit related to an impairment loss from equity method investment. This tax benefit is not included in the Company’s provision for income taxes but rather is a component of the impairment loss, which is shown separately as equity method investment impairment charge, net of income taxes.

In May 2019 we received a letter from the Canada Revenue Agency for the 2014 fiscal year. The letter addressed the purchase price paid by our Canadian subsidiary to our U.K. subsidiary in September 2014 for the transfer of the Canadian portion of the Interfast business which our U.K. subsidiary had previously acquired in July 2012. The letter does not represent an assessment of tax from the Canada Revenue Agency, nor has any assessment been received as of the date of this filing. Based on limited information received at this time we believe that we have been, and continue to be, in compliance with Canadian tax law. As a result we have not recorded a contingent liability for an uncertain tax position in connection with the letter. If an assessment of tax were to occur, an unfavorable resolution of this matter could have a material effect on our result of operations or cash flows in the period or periods in which an adjustment is recorded or the tax is due or paid. In the event of a Canadian tax assessment, the Company may seek corresponding U.K. tax relief through administrative proceedings in the U.K. but it is uncertain whether any tax relief would be granted.

Note 11. Shareholders' Equity

The following tables provide changes to our shareholders' equity for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2019	99,743,379	$100	$449,173	$(87,212)	$349,122	$711,183
Issuance of common stock	5,684	—	25	—	—	25
Settlement on restricted stock tax withholding	—	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	2,360	—	—	2,360
Net income	—	—	—	—	14,114	14,114
Other comprehensive loss	—	—	—	(1,576)	—	(1,576)
Balance at June 30, 2019	99,749,063	$100	$451,544	$(88,788)	$363,236	$726,092

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2018	99,490,648	$99	$440,143	$(80,511)	$312,361	$672,092
Issuance of common stock	3,234	—	30	—	1	31
Settlement on restricted stock tax withholding	—	—	(26)	—	—	(26)
Stock-based compensation expense	—	—	2,598	—	—	2,598
Net income	—	—	—	—	10,754	10,754
Other comprehensive loss	—	—	—	(3,106)	—	(3,106)
Balance at June 30, 2018	99,493,882	$99	$442,745	$(83,617)	$323,116	$682,343

The following tables provide changes to our shareholders' equity for the nine months ended June 30, 2019 and 2018 (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2018	99,557,885	$99	$444,531	$(82,980)	$330,819	$692,469
Issuance of common stock	191,178	1	37	—	—	38
Settlement on restricted stock tax withholding	—	—	(442)	—	—	(442)
Stock-based compensation expense	—	—	7,418	—	—	7,418
Net income	—	—	—	—	32,417	32,417
Other comprehensive loss	—	—	—	(5,808)	—	(5,808)
Balance at June 30, 2019	99,749,063	$100	$451,544	$(88,788)	$363,236	$726,092

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2017	99,450,902	$99	$436,522	$(84,626)	$297,736	$649,731
Issuance of common stock	42,980	—	63	—	—	63
Settlement on restricted stock tax withholding	—	—	(126)	—	—	(126)
Stock-based compensation expense	—	—	6,286	—	—	6,286
Net income	—	—	—	—	25,380	25,380
Other comprehensive income	—	—	—	1,009	—	1,009
Balance at June 30, 2018	99,493,882	$99	$442,745	$(83,617)	$323,116	$682,343

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

Note 13. Subsequent Event

On August 8, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Wolverine Intermediate Holding II Corporation, a Delaware corporation (Parent), and Wolverine Merger Corporation, a Delaware corporation and a direct wholly owned subsidiary of Parent (Merger Sub). Parent and Merger Sub are subsidiaries of investment funds advised by Platinum Equity Advisors, LLC, a New-York-based private equity firm. Capitalized terms used herein not otherwise defined have the meanings set forth in the Merger Agreement.

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, (i) Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the Merger), and (ii) at the Effective Time, and as a result of the Merger, each share of common stock, par value $0.001 per share, of the Company (each a Share and collectively, the Shares), that is issued and outstanding immediately prior to the Effective Time, other than shares to be cancelled pursuant to Section 2.1(b) of the Merger Agreement or Dissenting Shares, shall be automatically converted into the right to receive $11.05 in cash, without interest, subject to any withholding of Taxes required by applicable law as provided in Section 2.5 of the Merger Agreement.

The closing of the Merger is subject to various closing conditions, including (i) adoption of the Merger Agreement by holders of a majority of the Shares then outstanding, (ii) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of requisite competition and merger controls approvals in the United Kingdom, Germany, Poland and Canada, (iii) the absence of any order of any court of competent jurisdiction or any other Governmental Entity enjoining or prohibiting the consummation of the Merger which continues to be in effect, (iv) authorization of the Transactions by the French Ministry of Economy and Finance pursuant to French foreign investment regulations and (v) subject to Company Material Adverse Effect and other customary materiality qualifications, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants and agreements contained in the Merger Agreement as of the Closing of the Merger. The closing of the Merger is not subject to a financing condition. Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Company expects the Merger to close in the fourth calendar quarter of 2019. Upon the closing of the Merger, the Shares will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

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

Agreement and Plan of Merger

Subsequent to quarter end, on August 8, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Wolverine Intermediate Holding II Corporation, a Delaware corporation (Parent), and Wolverine Merger Corporation, a Delaware corporation and a direct wholly owned subsidiary of Parent (Merger Sub), pursuant to which Parent will acquire the Company for $11.05 per share through the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of Platinum

Equity Advisors, LLC. The closing of the Merger is subject to customary closing conditions, including the approval of the Company’s stockholders and regulatory approvals.

Executive Overview

We are one of the world’s leading distributors and providers of comprehensive supply chain management services to the global aerospace industry, based on annual sales. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (JIT) delivery, chemical management services (CMS), third-party logistics (3PL) or fourth-party logistics (4PL) programs and point-of-use inventory management. We supply over 550,000 active stock-keeping units (SKUs), including C-class hardware, chemicals, electronic components, bearings, tools and machined parts. We serve our customers under both (1) long-term contractual arrangements (Contracts), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements (LTAs) that typically set prices for specific products, and (2) ad hoc sales.

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

Goodwill

For the EMEA reporting unit, our most recent Step 1 goodwill impairment test occurred on July 1, 2018, which reflected fair value in excess of carrying value of 32.4%.  For the three and nine months ended June 30, 2019, EMEA has underperformed relative to the forecasts included in the July 1, 2018 Step 1 analysis. On June 30, 2019, we evaluated whether there were any events or changes in circumstances that would indicate that it was more likely than not that the EMEA reporting unit's carrying value was less than its fair value. Our evaluation considered macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wesco entity specific operating results and other relevant Wesco entity specific events. Our evaluation did not indicate it was more likely than not that the carrying value of the EMEA reporting unit exceeded its fair value. We consider our current forecasts to be reasonable and achievable based upon our historical performance and management’s actions currently being executed; and have concluded, as a result, that no interim triggering event has occurred. We will perform our next annual goodwill impairment test on July 1, 2019.

Equity Method Investment

We apply the equity method of accounting for investments in which we have significant influence but not a controlling interest. Our APAC reporting unit has an equity investment in a joint venture in China, the carrying value of which was $7.4 million and $10.4 million as of June 30, 2019 and September 30, 2018, respectively, and was included in “Other assets” in the unaudited Consolidated Balance Sheets. During the three months ended June 30, 2019, we recorded an impairment charge of $3.0 million ($2.3 million net of income taxes) resulting from a decline in value below the carrying amount of our equity method investment, which we determined was other than temporary in nature.

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

Fluctuations in Margins

 Our gross margins are primarily impacted by changes in the product mix of our sales, the price of our products and the cost of our inventory. Generally, our hardware products have higher gross profit margins than chemicals and electronic components and ad hoc hardware products have a higher margin than Contract hardware products.

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

Inventory fluctuations may also be attributable to general industry trends. Factors that may contribute to fluctuations in inventory levels in the future could include (1) purchases to take advantage of favorable pricing; (2) purchases to acquire high-volume products that are typically difficult to obtain in sufficient quantities; (3) changes in supplier lead times and the timing of inventory deliveries; (4) purchases made in anticipation of future growth; and (5) purchases made in connection with new customer Contracts or the expansion of existing Contracts. Customer liability provisions in many of our Contracts also may serve to mitigate our risk to related inventory remaining at the time a Contract expires or is terminated. Because effective inventory management is a key competitive skill, we continuously work to improve our procurement planning and management practices to mitigate the negative impact of inventory buildups on our cash flow.

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter to quarter. These fluctuations are primarily driven by changes, from quarter to quarter, in the timing and magnitude of sales within the quarter and variation in the time required to collect the payments. The completion of customer Contracts with accelerated payment terms can also contribute to these quarter-to-quarter fluctuations. Similarly, our accounts payable may fluctuate from quarter to quarter, which is primarily driven by the timing required to make payments and the volume of purchases or payments made to our suppliers.

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

Net Sales

Our net sales include sales of hardware, chemicals, electronic components, bearings, tools and machined parts, and eliminate all intercompany sales. We also provide certain services to our customers, including quality assurance, kitting, JIT delivery, CMS, 3PL or 4PL programs and point-of-use inventory management. Services under our hardware JIT arrangements are provided by us contemporaneously with the delivery of these products, and as such, once the products are delivered, we do not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the products. Our CMS contracts also include the sale of chemical products as well as services. The CMS contracts represent an end-to-end integrated chemical management solution. While each of the products and various services benefits the customer, we determined that they are a single output in the context of a CMS contract and revenue is recognized over time using product deliveries as our output measure of progress under the CMS contract.

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

The principal component of our cost of sales is product cost, which was 94.2% and 94.4% of our total cost of sales for the three months ended June 30, 2019 and 2018, respectively, and 94.4% of our total cost of sales for both the nine months ended June 30, 2019 and 2018. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies, excess and obsolete (E&O) inventory and inventory valuation adjustments.

Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used, and the provision, if any, for E&O inventory. The inventory provision is calculated to write-down the value of excess and obsolete inventory to its net realizable value. We review inventory for excess quantities and obsolescence quarterly. For a description of our E&O provision policy, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Inventories” in the 2018 Form 10-K. During the three months ended June 30, 2019 and 2018, net adjustments to cost of sales related to E&O inventory related activities were $(4.1) million and $6.2 million, respectively. The net adjustments for the three months ended June 30, 2019 and 2018 reflect a combination of additional expense for E&O related provisions ($2.4 million and $12.9 million, respectively) offset by sales and disposals ($6.5 million and $6.7 million, respectively) of inventory for which an E&O provision was provided previously through expense recognized in prior periods. During the nine months ended June 30, 2019 and 2018, net adjustments to cost of sales related to E&O inventory related activities were $(1.6) million and $11.0 million, respectively. The net adjustments for the nine months ended June 30, 2019 and 2018 reflect a combination of additional expense for E&O related provisions ($17.0 million and $28.1 million, respectively) offset by sales and disposals ($18.6 million and $17.1 million, respectively) of inventory for which an E&O provision was provided previously through expense recognized in prior periods. We believe that these amounts appropriately write-down E&O inventory to its net realizable value.

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

Results of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
Consolidated Results of Operations	2019	2018	2019	2018
	(dollars in thousands)
Net sales	$442,374	$410,359	$1,264,159	$1,163,633

Gross profit	$105,870	$104,197	$312,959	$304,356
Selling, general & administrative expenses	83,368	74,869	238,539	217,260
Income from operations	22,502	29,328	74,420	87,096
Interest expense, net	(12,878)	(12,717)	(38,180)	(36,520)
Other (expense) income, net	(630)	239	(1,161)	391
Income before income taxes and equity method investment impairment charge	8,994	16,850	35,079	50,967
Benefit (provision) for income taxes	7,377	(6,096)	(405)	(25,587)
Income before equity method investment impairment charge	16,371	10,754	34,674	25,380
Equity method investment impairment charge, net of income taxes	(2,257)	—	(2,257)	—
Net income	$14,114	$10,754	$32,417	$25,380

(as a percentage of net sales, numbers rounded)	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Gross profit	23.9%	25.4%	24.8%	26.2%
Selling, general & administrative expenses	18.8%	18.3%	18.9%	18.7%
Income from operations	5.1%	7.1%	5.9%	7.5%
Interest expense, net	(2.9)%	(3.1)%	(3.0)%	(3.1)%
Other (expense) income, net	(0.2)%	0.1%	(0.1)%	—%
Income before income taxes and equity method investment impairment charge	2.0%	4.1%	2.8%	4.4%
Benefit (provision) for income taxes	1.7%	(1.5)%	(0.1)%	(2.2)%
Income before equity method investment impairment charge	3.7%	2.6%	2.7%	2.2%
Equity method investment impairment charge, net of income taxes	(0.5)%	—%	(0.2)%	—%
Net income	3.2%	2.6%	2.5%	2.2%

Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018

Net Sales

Consolidated net sales increased $32.0 million, or 7.8% to $442.4 million for the three months ended June 30, 2019 compared to $410.4 million for the same period in the prior year. The $32.0 million or 7.8% increase reflects primarily 10.8% higher sales in total for Contract hardware products and chemical products, partially offset by a 1.1% decline in ad hoc hardware sales compared with the same period in the prior year. Net sales benefited from continued market growth, and reflects the company’s strong position with major customers. In addition, approximately one-third of the $32.0 million net sales increase in the current year represents higher revenue from sales related to contract liability claims compared with the same period in the prior year. Ad hoc hardware sales and Contract sales as a percentage of net sales represented 22% and 78%, respectively, for the three months ended June 30, 2019, as compared to 24% and 76% respectively, for the same period in the prior year.

Income from Operations

Consolidated income from operations declined $6.8 million to $22.5 million for the three months ended June 30, 2019 compared to $29.3 million for the same period in the prior year. The $6.8 million decline in income from operations was due to an $8.5 million increase in SG&A expenses, partially offset by higher gross profit of $1.7 million. Income from operations as a percentage of net sales declined 2.0 percentage points compared with the same period in the prior year.

The higher gross profit was driven by increases in sales volume compared with the same period in the prior year, partially offset by a decline in gross margin. Gross margins declined 1.5 percentage points overall, primarily reflecting weaker margins in the EMEA segment resulting from more aggressive pricing for hardware products, including for certain Contract renewals, and lower chemical margins due to increased pass-through sales, as well as the impact on revenues of weaker British Pound and Euro exchange rates versus the U.S. dollar for local currency denominated business. The gross margin decline also reflects the effect of lower margins in the Americas segment reflecting several factors: for Contract hardware sales, margins on end of contract related sales were significantly higher in the prior year period; for ad hoc sales of hardware products, lower current year margins reflect more aggressive pricing to gain sales volume; a shift in product mix towards lower margin chemical and certain contracted hardware sales. The overall gross profit was also higher as a result of lower net write-downs to net realizable value for excess and obsolete inventory and other inventory adjustments for the three months ended June 30, 2019 compared with the same period in the prior year.
SG&A expenses increased $8.5 million, primarily reflecting increases in personnel related costs of $5.8 million, warehouse related costs of $2.1 million and professional services costs of $0.7 million largely related to the Wesco 2020 project and business growth. While higher personnel related costs primarily reflect investment to execute Wesco 2020 initiatives, the majority of these cost increases are the result of execution steps that are expected to have a defined end point. Key examples include duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. The Wesco 2020 related costs, including professional fees for consulting support, totaled $10.6 million for the three months ended June 30, 2019, compared with $7.5 million for the same period in the prior year. The company estimates that the 2020 initiatives have captured approximately $2.9 million of savings for the quarter, excluding temporary and one-time costs, which more than offset higher personnel related costs supporting revenue growth and related activities. SG&A as a percent of net sales increased 0.5 percentage points compared with the same period in the prior year, including the increased staffing, severance, performance incentives, and site related costs related to Wesco 2020 initiatives.

Interest Expense, Net

Interest expense, net was $12.9 million for the three months ended June 30, 2019 compared to $12.7 million for the same period in the prior year. The increase was primarily due to an increase in interest rates, partially offset by a decreased average borrowing amount compared with the same period in the prior year.

Benefit (Provision) for Income Taxes

The income tax benefit for the three months ended June 30, 2019 was $7.4 million, compared to an income tax provision of $6.1 million for the same period in the prior year. As a result, for the three months ended June 30, 2019, our effective tax rate changed 118.2 percentage points compared to the same period in the prior year. The difference in effective tax rates is primarily related to a favorable $9.2 million adjustment to the one-time tax imposed on accumulated earnings and profits of foreign operations (the “Transition Tax”) as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. Without consideration of this discrete adjustment, our effective tax rate would have been 19.0% for the three months ended June 30, 2019 and 32.8% for three months ended June 30, 2018. The decrease of our effective tax rate without consideration of discrete adjustments reflects other impacts of the Tax Act, including the reduction of the U.S. federal statutory tax rate, the inclusion of certain foreign earnings under the global intangible low-taxed income (“GILTI”) rules and changes to the foreign tax credit provisions.

Equity Method Investment Impairment Charge, net of Income Taxes

Our APAC segment has an investment in a joint venture in China for which we apply the equity method of accounting. During the three months ended June 30, 2019, we recorded a $3.0 million impairment resulting from a decline in the carrying value of this investment, which was determined to be other than temporary in nature. This impairment charge was partially offset by $0.7 million of the related income tax benefit. See further discussion of this impairment under “—Equity Method Investment” section above.

Net Income

Net income for the three months ended June 30, 2019 was $14.1 million, compared to net income of $10.8 million for the same period in the prior year. The decline in income from operations and equity method investment impairment charge were more than offset by the favorable change in income tax.

Nine Months Ended June 30, 2019 compared with Nine Months Ended June 30, 2018

Net Sales

Consolidated net sales increased $100.5 million, or 8.6% to $1,264.2 million for the nine months ended June 30, 2019 compared to $1,163.6 million for the same period in the prior year. The $100.5 million increase reflects higher sales across all major product categories including chemicals, Contract hardware and ad hoc hardware. The net sales increase benefited from continued market growth, and reflects the company’s strong position with major customers. Ad hoc hardware sales and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for both the nine months ended June 30, 2019 and 2018.

Income from Operations

Consolidated income from operations declined $12.7 million to $74.4 million for the nine months ended June 30, 2019 compared to $87.1 million for the same period in the prior year. The $12.7 million decline in income from operations was due to an increase in SG&A expenses of $21.3 million, partially offset by higher gross profit of $8.6 million. Income from operations as a percentage of net sales declined 1.6 percentage points compared with the same period in the prior year.

The higher gross profit was driven by increases in sales volume compared with the same period in the prior year, partially offset by a decline in gross margin. Gross margins declined 1.4 percentage points, primarily reflecting weaker margins in the EMEA segment resulting from more aggressive pricing for hardware products, including for certain Contract renewals, and lower chemical margins due to increased pass-through sales, as well as the impact on revenues of weaker British Pound and Euro exchange rates versus the U.S. dollar for local currency denominated business. The gross margin decline also reflects the effect of lower margins in the Americas segment reflecting several factors: for Contract hardware sales, margins on end of contract related sales were significantly higher in the prior year period; for ad hoc sales of hardware products, lower current year margins reflect more aggressive pricing to gain sales volume; and a shift in product mix towards lower margin chemical and certain contracted hardware sales. The overall gross profit was also higher as a result of lower net write-downs to net realizable value for excess and obsolete inventory and other inventory adjustments for the nine months ended June 30, 2019 compared with the same period in the prior year.
The $21.3 million increase in SG&A expenses largely reflects increases in payroll and other personnel related costs of $15.1 million, building and equipment costs of $2.8 million and professional fees of $2.1 million. While higher personnel related costs primarily reflect investment to execute Wesco 2020 initiatives, the majority of these cost increases are the result of execution steps that have a defined end point. Key examples include duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. The Wesco 2020 related costs, including professional fees for consulting support, totaled $28.3 million for the nine months ended June 30, 2019, compared with $13.3 million for the same period in the prior year. The company estimates that the 2020 initiatives have captured approximately $8.2 million of savings for the nine months of this year, excluding temporary and one-time costs, which more than offset higher personnel related costs supporting revenue growth and related activities. SG&A as a percent of net sales increased 0.2 percentage points compared with the same period in the prior year, including the increase in expense in the current year due to increased staffing, severance, performance incentives, and site related costs required for the execution of Wesco 2020 initiatives.

Interest Expense, Net

Interest expense, net was $38.2 million for the nine months ended June 30, 2019 compared to $36.5 million for the same period in the prior year. The increase was primarily due to an increase in interest rates, partially offset by a decreased average borrowing amount compared with the same period in the prior year.

Provision for Income Taxes

The income tax provision for the nine months ended June 30, 2019 was $0.4 million, compared to $25.6 million for the same period in the prior year. For the nine months ended June 30, 2019, our effective tax rate decreased 49.0 percentage points compared to the same period in the prior year. The difference in effective tax rates is primarily related to a favorable $9.2 million adjustment to the Transition Tax which occurred during the three months ended June 30, 2019 as well as a provisional $37.7 million charge to tax expense related to the remeasurement of deferred tax assets and liabilities, a provisional $37.7 million tax benefit related to the partial reversal of a deferred tax liability for unremitted foreign earnings and a provisional $8.8 million Transition Tax charge, each of which occurred during the three months ended December 31, 2018 as a result of the Tax Act. An additional $0.4 million Transition Tax charge was recorded in subsequent quarters. Without consideration of these discrete adjustments, our effective tax rate would have been 26.4% for the nine months ended June 30, 2019 and 30.3% for the nine months ended June 30, 2018. The decrease of our effective tax rate without consideration of discrete adjustments reflects other impacts of the Tax Act, including the reduction of the U.S. federal statutory tax rate, the inclusion of certain foreign earnings under the GILTI rules and changes to the foreign tax credit provisions.

Equity Method Investment Impairment Charge, net of Income Taxes

Our APAC segment has an investment in a joint venture in China for which we apply the equity method of accounting. During the three months ended June 30, 2019, we recorded a $3.0 million impairment resulting from a decline in the carrying value of this investment, which was determined to be other than temporary in nature. This impairment charge was partially offset by $0.7 million of related income tax benefit. See further discussion of this impairment under “—Equity Method Investment” section above.

Net Income

Net income for the nine months ended June 30, 2019 was $32.4 million, compared to a net income of $25.4 million for the same period in the prior year. The decline in income from operations and equity method investment impairment charge were more than offset by the favorable change in income tax.

Americas Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
Americas Results of Operations	2019	2018	2019	2018
	(dollars in thousands)
Net sales	$364,098	$333,602	$1,032,524	$936,367

Gross profit	$92,092	$85,532	$265,034	$244,863
Selling, general & administrative expenses	59,240	49,553	167,798	147,996
Income from operations	$32,852	$35,979	$97,236	$96,867

	(as a percentage of net sales, numbers rounded)

Gross profit	25.3%	25.6%	25.7%	26.2%
Selling, general & administrative expenses	16.3%	14.8%	16.3%	15.9%
Income from operations	9.0%	10.8%	9.4%	10.3%

Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018

Net Sales

Net sales for our Americas segment increased $30.5 million, or 9.1%, to $364.1 million for the three months ended June 30, 2019, compared to $333.6 million for the same period in the prior year. The $30.5 million increase in net sales for the three months ended June 30, 2019 reflects growth in chemicals and Contract hardware sales with ad hoc hardware sales relatively flat. In addition, approximately one-third of the $30.5 million net sales increase in the current year represents higher revenue from sales related to contract liability claims compared with the same period in the prior year.

Income from Operations

Income from operations declined $3.1 million to $32.9 million for the three months ended June 30, 2019, compared to $36.0 million for the same period in the prior year. The $3.1 million decline in income from operations resulted from an increase in SG&A expenses of $9.7 million, which was offset partially by higher gross profit of $6.6 million. Income from operations as a percentage of net sales decreased 1.8 percentage points, compared with the same period in the prior year.

The $6.6 million increase in gross profit reflects the result of sales increases, partially offset by a decline in gross margin. A gross margin decline of 0.3 percentage points reflects lower margins on ad hoc hardware and Contract sales largely related to more aggressive pricing in hardware as well as a change in overall product mix. The overall gross profit was also higher as a result of lower net write-downs to net realizable value for excess and obsolete inventory and other inventory adjustments for the three months ended June 30, 2019 compared with the same period in the prior year.

The $9.7 million increase in SG&A expenses primarily reflects increases in payroll and other personnel related costs of $7.4 million, warehouse-related costs of $1.5 million and professional fees of $0.8 million. While higher personnel related costs primarily reflect investment to execute Wesco 2020 initiatives, the majority of these cost increases are the result of execution steps that have a defined end point. Key examples include duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. The Wesco 2020 related costs totaled $4.7 million for the three months ended June 30, 2019. The company estimates that the 2020 initiatives have captured approximately $2.3 million of savings for the quarter, excluding temporary and one-time costs, which more than offset higher personnel related costs supporting revenue growth and related activities. SG&A as a percent of net sales increased 1.4 percentage points, including the increase in expense that was due to increased staffing, severance, performance incentives, and site related costs required for the execution of Wesco 2020 initiatives.

Nine Months Ended June 30, 2019 compared with Nine Months Ended June 30, 2018

Net Sales

Net sales for our Americas segment increased $96.1 million, or 10.3%, to $1,032.5 million for the nine months ended June 30, 2019, compared to $936.4 million for the same period in the prior year. The $96.1 million increase in net sales for the nine months ended June 30, 2019 reflects growth across all product groups including chemicals, ad hoc hardware and Contract hardware sales.

Income from Operations

Income from operations increased $0.3 million to $97.2 million for the nine months ended June 30, 2019, compared to income from operations of $96.9 million for the same period in the prior year. The $0.3 million increase in income from operations resulted from higher gross profit of $20.1 million, offset by an increase in SG&A expenses of $19.8 million. Income from operations as a percentage of net sales decreased 0.9 percentage points, compared with the same period in the prior year.

The $20.1 million increase in gross profit reflects the result of sales increases, partially offset by a decline in gross margin. A gross margin decline of 0.5 percentage points reflects lower margins on ad hoc hardware and Contract sales largely related to more aggressive pricing in hardware as well as a change in overall product mix. The overall gross profit was also higher as a result of lower net write-downs to net realizable value for excess and obsolete inventory and other inventory adjustments for the nine months ended June 30, 2019 compared with the same period in the prior year.

The $19.8 million increase in SG&A expenses primarily reflects increases in payroll and other personnel related costs of $16.6 million, professional fees of $1.2 million and information technology related costs of $0.9 million related to the investment in infrastructure and overall IT capabilities. While higher personnel related costs primarily reflect investment to execute Wesco 2020 initiatives, the majority of these cost increases are the result of execution steps that have a defined end point. Key examples include duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. The Wesco 2020 related costs totaled $12.6 million for the nine months ended June 30, 2019. The company estimates that the 2020 initiatives have captured approximately $6.6 million of savings for the year to date, excluding temporary and one-time costs, which more than offset higher personnel related costs supporting revenue growth and related activities. SG&A as a percent of net sales increased 0.4 percentage point, including the increase in expense that was due to increased staffing, severance, performance incentives, and site related costs required for the execution of Wesco 2020 initiatives.

EMEA Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
EMEA Results of Operations	2019	2018	2019	2018
	(dollars in thousands)
Net sales	$63,634	$66,728	$191,672	$199,113

Gross profit	$11,065	$16,571	$38,871	$52,354
Selling, general & administrative expenses	13,013	11,822	36,545	35,623
(Loss) income from operations	$(1,948)	$4,749	$2,326	$16,731

	(as a percentage of net sales, numbers rounded)

Gross profit	17.4%	24.8%	20.3%	26.3%
Selling, general & administrative expenses	20.5%	17.7%	19.1%	17.9%
(Loss) income from operations	(3.1)%	7.1%	1.2%	8.4%

Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018

Net Sales

Net sales for our EMEA segment declined $3.1 million, or 4.6%, to $63.6 million for the three months ended June 30, 2019, compared to $66.7 million for the same period in the prior year. The lower net sales for the three months ended June 30, 2019, reflects primarily a decline in ad hoc hardware sales, and to a lesser degree, chemical product sales, partially offset by higher hardware Contract sales compared with the same period in the prior year.

(Loss) income from Operations

Income from operations declined $6.7 million, or 141.0%, to a loss from operations of $1.9 million for the three months ended June 30, 2019, compared to income from operations of $4.7 million for the same period in the prior year. The $6.7 million decline in income from operations was comprised primarily of a decline in gross profit of $5.5 million as well as an increase in SG&A expenses of $1.2 million. Loss from operations as a percentage of net sales was 3.1% for the three months ended June 30, 2019, compared to income from operations as a percentage of net sales of 7.1% for the same period in the prior year, a decline of 10.2 percentage points.

The $5.5 million decline in gross profit was partially driven by lower chemical product sales and ad hoc hardware sales compared with the same period in the prior year. Average gross margins declined 7.4 percentage points primarily reflecting more aggressive pricing for hardware products, including for certain Contract renewals, and the impact of weaker Euro and British Pound exchange rates relative to the U.S. dollar for local currency denominated business. In addition, for chemical products, the gross margin decline resulted primarily from a higher volume of pass-through revenues. Supply costs were also higher for certain chemicals Contracts, and there were higher costs related to inventory write-downs to net realizable value.

SG&A expenses were $13.0 million for three months ended June 30, 2019, compared to $11.8 million same period of last year. SG&A as a percent of net sales increased 2.8 percentage points. The increase in SG&A expenses of $1.2 million was due primarily to the professional fees and warehouse related costs incurred to support performance improvement initiatives that primarily reflect investment to execute Wesco 2020 initiatives.

Nine Months Ended June 30, 2019 compared with Nine Months Ended June 30, 2018

Net Sales

Net sales for our EMEA segment declined $7.4 million, or 3.7%, to $191.7 million for the nine months ended June 30, 2019, compared to $199.1 million for the same period in the prior year. The lower net sales for the nine months ended June 30, 2019, primarily reflects a decline in ad hoc hardware sales, and to lesser degree, chemical product sales, partially offset by higher hardware Contract sales compared with the same period in the prior year.

Income from Operations

Income from operations declined $14.4 million, or 86.1%, to $2.3 million for the nine months ended June 30, 2019, compared to $16.7 million for the same period in the prior year. The $14.4 million decline in income from operations was comprised of a decline in gross profit of $13.5 million and an increase in SG&A expenses of $0.9 million. Income from operations as a percentage of net sales was 1.2% for the nine months ended June 30, 2019, compared to 8.4% for the same period in the prior year, a decline of 7.2 percentage points.

The $13.5 million decline in gross profit was primarily driven by lower ad hoc hardware sales and chemical sales as well as a gross margin decline on ad hoc hardware sales, chemical sales and hardware Contract sales compared with the same period in the prior year. Average gross margins declined 6.0 percentage points primarily reflecting more aggressive pricing for hardware products, including for certain Contract renewals, and the impact of weaker Euro and British Pound exchange rates for local currency denominated business. In addition, for chemical products, the gross margin decline resulted primarily from a higher volume of pass-through revenues. Supply costs were also higher for certain chemicals Contracts, and there were higher costs related to inventory write-downs to net realizable value.

The $0.9 million increase in SG&A expenses primarily reflects increases in professional fees and warehouse-related costs incurred to support performance improvement initiatives that primarily reflect investment to execute Wesco 2020 initiatives. SG&A as a percent of net sales increased 1.2 percentage points.

APAC Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
APAC Results of Operations	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Net sales	$14,642	$10,029	$39,963	$28,153

Gross profit	$2,713	$2,094	$9,054	$7,139
Selling, general & administrative expenses	1,221	1,762	5,332	4,532
Income from operations	$1,492	$332	$3,722	$2,607

	(as a percentage of net sales, numbers rounded)

Gross profit	18.5%	20.9%	22.7%	25.4%
Selling, general & administrative expenses	8.3%	17.6%	13.3%	16.1%
Income from operations	10.2%	3.3%	9.4%	9.3%

Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018

Net Sales

Net sales for our APAC segment increased $4.6 million, or 46.0%, to $14.6 million for the three months ended June 30, 2019, compared to $10.0 million for the same period in the prior year. The $4.6 million increase in net sales for the three months ended June 30, 2019 primarily reflects increases in hardware Contract sales, chemical sales and ad hoc hardware sales compared with the same period in the prior year.

Income from Operations

Income from operations increased $1.2 million to $1.5 million for the three months ended June 30, 2019, compared to $0.3 million for the same period in the prior year. The $1.2 million increase in income from operations is due primarily to an increase in gross profit of $0.6 million and a decrease in SG&A expenses of $0.6 million. Income from operations as a percentage of net sales increased 6.9 percentage points compared with the same period in the prior year.

The $0.6 million increase in gross profit was primarily driven by increases in hardware Contract sales, chemical sales and ad hoc hardware sales compared with the same period in the prior year. Average gross margins declined 2.4 percentage points due primarily to a weaker sales mix and slightly lower margins for chemical product sales, partially offset by higher margins for hardware Contract sales compared with the same period in the prior year.

The $0.6 million decrease in SG&A expenses was due primarily to decreases in payroll and other personnel related costs of $0.8 million, partially offset by increased rent expenses of $0.2 million reflecting investments made to grow the business in this area of the world. SG&A as a percent of net sales decreased 9.3 percentage points.

Nine Months Ended June 30, 2019 compared with Nine Months Ended June 30, 2018

Net Sales

Net sales for our APAC segment increased $11.8 million, or 41.9%, to $40.0 million for the nine months ended June 30, 2019, compared to $28.2 million for the same period in the prior year. The $11.8 million increase in net sales for the nine months ended June 30, 2019 primarily reflects increases in chemical sales and ad hoc hardware sales compared with the same period in the prior year.

Income from Operations

Income from operations increased $1.1 million to $3.7 million for the nine months ended June 30, 2019, compared to $2.6 million for the same period in the prior year. The $1.1 million increase in income from operations is primarily due to an increase in gross profit of $1.9 million, partially offset by an increase in SG&A expenses of $0.8 million. Income from operations as a percentage of net sales increased 0.1 percentage point compared with the same period in the prior year.

The $1.9 million increase in gross profit was primarily driven by increases in hardware Contract sales, chemical sales and ad hoc hardware sales compared with the same period in the prior year. Average gross margins declined 2.7 percentage points due primarily to a weaker sales mix and lower margins for ad hoc hardware sales, partially offset by higher margins for hardware Contract sales compared with the same period in the prior year.

The $0.8 million increase in SG&A expenses was due primarily to increases in payroll and other personnel related costs of $0.1 million and building and equipment costs of $0.4 million, reflecting investment being made to grow the business in this area of the world. SG&A as a percent of net sales decreased 2.8 percentage points.

Unallocated Corporate Costs

	Selling, General and Administrative Expenses
	(dollars in thousands)
Three Months Ended June 30, 2019	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
2019	$59,240	$13,013	$1,221	$9,894	$83,368
2018	49,553	11,822	1,762	11,732	74,869

Nine Months Ended June 30,	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
	(dollars in thousands)
2019	$167,798	$36,545	$5,332	$28,864	$238,539
2018	147,996	35,623	4,532	29,109	217,260

SG&A expenses for the Americas, EMEA and APAC segments are discussed previously. The following is a discussion of SG&A expenses not allocated to the three segments. Unallocated corporate costs include costs for corporate headquarters, along with our Wesco 2020 initiatives.

Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018

Unallocated corporate costs were $1.8 million lower than the same period in the prior year, primarily driven by decreases in payroll related costs of $0.7 million and professional fees of $0.9 million reflecting costs for outside consultants assisting with the Company's Wesco 2020 initiatives. Unallocated costs included $4.8 million of Wesco 2020 costs in the three months ended June 30, 2019 compared to $7.0 million for the same period in the prior year.

Nine Months Ended June 30, 2019 compared with Nine Months Ended June 30, 2018

Unallocated corporate costs were $0.2 million lower than the same period in the prior year, primarily driven by decreases in payroll related costs of $1.0 million and professional fees of $0.3 million, reflecting costs for outside consultants assisting with the Company's Wesco 2020 initiatives. Those decreases were partially offset by an increase in stock-based compensation expense of $1.1 million related to the Wesco 2020 initiatives. Unallocated costs included $13.5 million of Wesco 2020 costs in the nine months ended June 30, 2019 compared to $12.8 million for the same period in the prior year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $45.4 million and $46.2 million as of June 30, 2019 and September 30, 2018, respectively, of which $34.1 million, or 75.1%, and $21.3 million, or 46.1%, was held by our foreign subsidiaries as of June 30, 2019 and September 30, 2018, respectively. All of our cash and cash equivalents as of June 30, 2019 and September 30, 2018 were non-restricted. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.

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

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows, including for investment in working capital to fund growth in operations, it is necessary from time to time to borrow under our revolving facility to meet cash demands. Provided we are in compliance with applicable covenants, we can borrow up to $180.0 million on our revolving credit facility of which $141.0 million was available as of June 30, 2019. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see “—Credit Facilities” below. As of June 30, 2019, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents declined by $0.8 million during the nine months ended June 30, 2019. The decrease was primarily due to cash used in investing and financing activities, partially offset by cash provided by operating activities.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended June 30,
Consolidated statements of cash flows data:	2019	2018
Net income	$32,417	$25,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities	33,722	43,819
Subtotal	66,139	69,199
Changes in assets and liabilities	(16,825)	(88,264)
Net cash provided by (used in) operating activities	49,314	(19,065)

Net cash used in investing activities	(16,481)	(4,009)

Net cash (used in) provided by financing activities	(33,499)	7,330

Effect of foreign currency exchange rate on cash and cash equivalents	(138)	(293)
Net decrease in cash and cash equivalents	$(804)	$(16,037)

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

Our operating activities provided $49.3 million of cash in the nine months ended June 30, 2019, a $68.4 million increase from the $19.1 million of cash used in operating activities for the same period in the prior year. The $68.4 million increase in net cash provided by operating activities reflects a $3.0 million decrease in cash provided from net income excluding non-cash items and a series of year-over-year differences in balance sheet changes increasing cash provided by operations for $71.4 million. Comparing the nine months ended June 30, 2019 with the nine months ended June 30, 2018, the key balance sheet changes include:

•	a favorable change of $83.1 million as a result of lower cash used for inventory,

•	a $24.3 million favorable difference in the change for accounts payable due to the timing of payments and accruals,

•	a $3.3 million unfavorable impact due to higher accounts receivable largely driven by the timing of collections along with increased sales,

•	a $15.5 million unfavorable impact due to a change in accrued expenses and other liabilities as a result of the timing of accruals and actual payments,

•	a net $9.0 million unfavorable change in combined income taxes payable and receivable, and

•	an $8.1 million unfavorable difference in the change in prepaid expenses and other assets.

Investing Activities

Our investing activities used $16.5 million of cash during the nine months ended June 30, 2019 as compared to $4.0 million used during the nine months ended June 30, 2018. Investing activities consist primarily of software development and implementation and the purchase of property and equipment related to Wesco 2020 initiatives.

Financing Activities

Our financing activities used $33.5 million cash during the nine months ended June 30, 2019, which consisted primarily of $73 million and $15.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, and $2.1 million for repayments of our capital lease obligations, partially offset by $57.0 million of short-term borrowings (see Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q).

Our financing activities were a net source of $7.3 million of cash during the nine months ended June 30, 2018, which consisted primarily of $67.5 million of short-term borrowings, partially offset by $41.0 million and $15.0 million for repayments of our borrowings under our revolving facility and long-term debt, respectively, $2.2 million for repayments of our capital lease obligations and a $1.9 million payment for debt issuance costs.

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

As of June 30, 2019, our outstanding indebtedness under our Credit Facilities was $823.6 million, which consisted of (1) $345.0 million of indebtedness under the term loan A facility, (2) $38.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of June 30, 2019, a $1.0 million letter of credit was outstanding and $141.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

As disclosed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 5.25 for the quarter ended June 30, 2019. In addition, the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) is currently set at 75%, provided that the Excess Cash Flow Percentage shall be reduced to (1) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (2) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (3) 0%, if the Consolidated Total Leverage Ratio is less than 2.50. The excess cash flow payment calculation is determined annually, and for fiscal year 2018, no excess cash flow payment was required.

The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of June 30, 2019, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 4.02.

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

 Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: our inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain stockholder approval to adopt the Merger Agreement, the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger; the failure by Parent or Merger Sub to obtain the necessary debt and equity financing arrangements set forth in the commitment letters received in connection with the Merger; the risk that the Merger Agreement may be terminated in circumstances requiring us to pay a termination fee of approximately $39 million; the risk that the Merger disrupts our current plans and operations or diverts management’s attention from our ongoing business; the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we does business; the effect of the announcement of the Merger on our operating results and business generally; the amount of costs, fees and expenses related to the Merger; the risk that our stock price may decline significantly if the Merger is not consummated; the nature, cost and outcome of any litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others; general economic and industry conditions; conditions in the credit markets; changes in military spending; risks unique to suppliers of equipment and services to the U.S. government; risks associated with the loss of significant customers, a material reduction in purchase orders by significant customers or the delay, scaling back or elimination of significant programs on which we rely; our ability to effectively compete in our industry; risks associated with our long-term, fixed-price agreements that have no guarantee of future sales volumes; our ability to effectively manage our inventory; our suppliers’ ability to provide us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost, while also meeting our customers’ quality standards; our ability to maintain effective information technology systems and effectively implement our new warehouse management system; our ability to successfully execute and realize the expected financial benefits from our “Wesco 2020” initiative; our ability to retain key personnel; risks associated with our international operations, including exposure to foreign currency movements; changes in trade policies; risks associated with assumptions we make in connection with our critical accounting estimates (including goodwill, excess and obsolete inventory and valuation allowance of our deferred tax assets) and legal proceedings; changes in U.S. income tax law; our dependence on third-party package delivery companies; fuel price risks; fluctuations in our financial results from period-to-period; environmental risks; risks related to the handling, transportation and storage of chemical products; risks related to the aerospace industry and the regulation thereof; risks related to our indebtedness; and other risks and uncertainties.

 The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect our business, including those described under Part I, Item 1A. “Risk Factors” in the 2018 Form 10-K, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q and the other documents we file from time to time with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q (including information included or incorporated by reference herein) are based upon information available to us as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.            RISK FACTORS

The risk factors presented below supplement the risk factors previously disclosed in the 2018 Form 10-K.

Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain stockholder approval to adopt the Merger Agreement, the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger could negatively affect our business, financial condition and results of operations.

The Merger is subject to various closing conditions such as the approval of our stockholders, as well as certain regulatory approvals in the United States and other jurisdictions, among other customary closing conditions. It is possible that our stockholders will not approve the Merger or that a government entity may prohibit, enjoin or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, not waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

If the Merger is not completed for any reason, our stockholders would not receive any payment for their shares in connection with the Merger, and we would remain an independent public company, with our shares continuing to be traded on the New York Stock Exchange. Depending on the circumstances that would have caused the Merger not to be completed, the price of our common stock may decline materially. If that were to occur, it is uncertain when, if ever, our common stock would return to the price levels at which the shares currently trade.

Failure to complete the Merger could trigger the payment of a termination fee, and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.

Under the Merger Agreement, we may be required to pay a termination fee of approximately $39.0 million, if the Merger Agreement is terminated under specified circumstances, including, among others, circumstances in which (i) the Board of Directors changes its recommendation with respect to the transaction or we terminate the Merger Agreement to accept a superior proposal or (ii) Parent terminates the Merger Agreement due to our uncured material breach of the non-solicitation obligations under the Merger Agreement. There can be no assurance that the Merger Agreement will not be terminated under the circumstances triggering these termination fee obligations. Furthermore, whether or not the Merger is consummated, we have incurred, and will continue to incur, significant costs, fees and expenses relating to professional services and transaction fees in connection with the proposed Merger. Payment of these costs, fees and expenses could adversely affect our business, financial condition and results of operations.

Uncertainties associated with the Merger may cause us to lose key customers or suppliers and make it more difficult to retain and hire key personnel, and the Merger may disrupt our current plans and operations or divert management’s attention from our ongoing business.

As a result of the uncertainty surrounding the conduct of our business while the Merger is pending, our relationships with customers, suppliers and other parties may be adversely affected. Due to uncertainty about our future while the Merger is pending, we may lose customers or suppliers, or customers, suppliers and other parties may alter their business relationships with us.

In addition, our employees, including key personnel, may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them or to hire new employees, and, while the Merger is pending, the potential disruption of plans or diversion of management’s attention from our ongoing business operations could adversely affect our business, financial condition and results of operations.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2019, we repurchased 1,733 shares of common stock in connection with shares surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan. We expended approximately $14,600 to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2019 - April 30, 2019	—	$—	—	$—
May 1, 2019 - May 31, 2019	1,733	8.40	—	—
June 1, 2019 - June 30, 2019	—	—	—	—
Total	1,733	$8.40	—	$—

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS

(a)              Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 8, 2019, among Wesco Aircraft Holdings, Inc., Wolverine Intermediate II Corporation and Wolverine Merger Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 9, 2019 (File No. 001-35253))

10.1	First Amendment to Lease Agreement between Wesco Aircraft Hardware Corp. and Avenue Scott, LLC, dated as of June 24, 2019

10.2	First Amendment to Lease Agreement between Wesco Aircraft Hardware Corp. and WATX Properties, LLC, dated as of June 24, 2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019	WESCO AIRCRAFT HOLDINGS, INC.

	By:	/s/ Todd S. Renehan
Name: Todd S. Renehan
Title: Chief Executive Officer

Date: August 8, 2019	By:	/s/ Kerry A. Shiba
Name: Kerry A. Shiba
Title: Executive Vice President and Chief Financial Officer