Form 10-K
period 2019-09-30
Wesco Aircraft Holdings, Inc
filed 2019-11-26
CIK 1378718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 29, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was approximately $567,762,000.
The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of November 15, 2019, was 100,031,244.
Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CERTAIN DEFINITIONS AND RECENT DEVELOPMENTS

Unless otherwise noted in this Annual Report, the term “Wesco Aircraft” means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms “Wesco,” “the Company,” “we,” “us,” “our” and “our Company” mean Wesco Aircraft and its subsidiaries, including (1) Wesco Aircraft Hardware Corp. (Wesco Aircraft Hardware), which is our primary historical domestic operating company, and the sole member of Haas Group International, LLC, which we acquired, along with Haas Group, Inc. (now Haas Group, LLC) and its direct and indirect subsidiaries (collectively, Haas), on February 28, 2014, and (2) Wesco Aircraft EMEA, Ltd. (Wesco Aircraft EMEA), which succeeded Wesco Aircraft Europe, Ltd. (Wesco Aircraft Europe) as our primary foreign operating company.

On August 8, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Wolverine Intermediate Holding II Corporation, a Delaware corporation (Parent), and Wolverine Merger Corporation, a Delaware corporation and a direct wholly owned subsidiary of Parent (Merger Sub), pursuant to which Parent will acquire the Company for $11.05 per share through the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the Merger). Parent and Merger Sub are affiliates of Platinum Equity Advisors, LLC. The closing of the Merger is subject to customary closing conditions, including regulatory approvals. For additional information about the Merger, see Part I, Item 1A. "Risk Factors - Risks Related to the Merger" and see Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning Wesco and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•
our inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger;

•	the risk that the Merger Agreement may be terminated in circumstances requiring us to pay a termination fee of $39.0 million;

•	the risk that the Merger disrupts our current plans and operations or diverts management’s attention from our ongoing business;

•	the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business;

•	the effect of the announcement of the Merger on our operating results and business generally; the amount of costs, fees and expenses related to the Merger;

•	the risk that our stock price may decline significantly if the Merger is not consummated;

•	the nature, cost and outcome of any litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others;

•	general economic and industry conditions;

•	conditions in the credit markets;

•	changes in military spending;

•	risks unique to suppliers of equipment and services to the U.S. government;

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

ITEM 1.  BUSINESS

Company Overview

We are one of the world’s leading distributors and providers of comprehensive supply chain management services to the global aerospace industry, based on annual sales. Our services range from traditional distribution to the management of supplier relationships, quality assurance, kitting, just-in-time (JIT) delivery, chemical management services (CMS), third-party logistics (3PL) or fourth-party logistics (4PL) programs and point-of-use inventory management. We supply over 550,000 active stock-keeping units (SKUs), including C-class hardware, chemicals, electronic components, bearings, tools and machined parts. In fiscal 2019, sales of hardware including bearings and other products represented 49.9% of our net sales, sales of chemicals represented 42.8% of our net sales and sales of electronic components represented 7.3% of our net sales. We serve our customers under both (1) long-term contractual arrangements (Contracts), which include JIT contracts that govern the provision of comprehensive outsourced supply chain management services and long-term agreements (LTAs) that typically set prices for specific products, and (2) ad hoc sales.

Founded in 1953 by the father of our current Chairman of the Board of Directors, we have grown to serve over 7,000 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers (OEMs) and their subcontractors, through which we support nearly all major Western aircraft programs, and also sell products to airline-affiliated and independent maintenance, repair and overhaul (MRO) providers. We also service customers in the automotive, energy, health care, industrial, pharmaceutical and space sectors. We have approximately 3,300 employees and operate across 55 locations in 17 countries. The following charts illustrate the composition of our fiscal year 2019 net sales based on our sales data.

Our Products and Services

Our Products

We offer more than 550,000 active SKUs, which fall into the following product categories during the year ended September 30, 2019 (dollars in thousands):

		Hardware		Chemicals		Electronic Components		Bearings		Machined Parts and Tooling
Net product sales		$777,946		$726,873		$123,054		$33,143		$35,434

% of net product sales		45.9%		42.8%		7.3%		2.0%		2.0%

Types of products offered	•	Blind fasteners	•	Adhesives Sealants	•	Connectors	•	Airframe control	•	Brackets
	•	Panel fasteners		and tapes	•	Relays		bearings	•	Milled parts
	•	Bolts and screws	•	Lubricants	•	Switches	•	Rod ends	•	Shims
	•	Clamps	•	Oil and grease	•	Circuit breakers	•	Spherical Bearings	•	Stampings
	•	Hi lok pins and	•	Paints and coatings	•	Lighted products	•	Ball bearing	•	Turned parts
		collars	•	Industrial gases	•	Wire and cable	•	Needle roller	•	Welded assemblies
	•	Hydraulic fittings	•	Coolants and	•	Interconnect		bearings	•	Installation/
	•	Inserts		metalworking fluids		accessories	•	Bushings		removal tooling
	•	Lockbolts and	•	Cleaners and			•	Precision bearings
		collars		cleaning solvents
	•	Nuts
	•	Rivets
	•	Springs
	•	Valves
	•	Washers

Hardware

Sales of C-class aerospace hardware represented 46%, 47% and 47% of our fiscal 2019, 2018 and 2017 product sales, respectively. Fasteners, our largest category of hardware products, include a wide range of highly engineered aerospace parts that are designed to hold together two or more components, such as rivets (both blind and solid), bolts (including blind bolts), screws, nuts and washers. Many of these fasteners are designed for use in specific aircraft platforms and others can be used across multiple platforms. Materials used in the manufacture of these fasteners range from standard alloys, such as aluminum, steel or stainless steel, to more advanced materials, such as titanium, Inconel and Waspaloy.

Chemicals

Chemical sales represented 43%, 42% and 42% of our fiscal 2019, 2018 and 2017 product sales, respectively. Our chemical product offerings include adhesives; sealants and tapes; lubricants; oil and grease; paints and coatings; industrial gases; coolants and metalworking fluids; and, cleaners and cleaning solvents.

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

Quality Assurance

Our quality assurance (QA) function is a key component of our service offering, with approximately 6% of our employees dedicated to this area. We believe we offer an industry-leading QA function as a result of our rigorous processes, sophisticated testing equipment and dedicated QA staff. Our superior QA performance is demonstrated by a comparison of our customers’ aggregate rejection rate of the products we deliver, which was 0.09% during fiscal 2019, to our rejection rate of the products we receive from our suppliers, which was 2.22% during fiscal 2019.

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

Before signing a JIT contract, our customers typically experience outages of many SKUs and, in some cases, have up to a year’s worth of inventory on hand for other SKU’s. As part of our JIT programs, we generally assume custody of the customer’s existing inventory at the onset of the contract, immediately reducing their management of their physical inventory on hand with lower costs. Customer inventory is generally assumed on a consignment basis and is entered in our perpetual inventory system in a distinct customer-specific “virtual warehouse.” Software protocol in our IT systems requires the system to first “look” to a customer’s consigned inventory when parts replenishment is required. In certain cases, we can sell this consigned inventory to our base of over 7,000 other active customers around the world, gradually drawing down the customer’s inventory. As the consigned inventory for each SKU is exhausted, our stock of Wesco-sourced product is then used for replenishment.

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

Aftermarket Sales

We sell products to airline-affiliated, OEM-affiliated and independent MRO providers on both a Contract and ad hoc basis. We have expanded our efforts to increase our presence in both the commercial and military aerospace MRO markets, in part through the introduction of our updated Wesco e-commerce sales platform, which we believe provides us with a cost-effective way to further penetrate the aftermarket. In addition, we have targeted domestic and international airlines and maintenance centers that we believe are assuming an expanded role within the MRO market.

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

Contracts

Typically, our master sales contracts with our customer run for three to five years without minimum purchase requirements annually, or over the term of the contract and contain termination for convenience provisions that generally allow for our customers to terminate their contracts on short notice without meaningful penalties.

JIT Contracts.  JIT contracts, which include CMS contracts, are structured to supply the product requirement for specific SKUs, production lines or facilities. Given our direct involvement with JIT customers, volume requirements and purchasing frequency under these contracts is highly predictable. Under JIT contracts, customers purchase specified products from us at a fixed price or a pass-through price, on an as-needed basis, and we are often responsible for maintaining high levels of stock availability of those products. JIT contracts typically contain termination for convenience provisions, which generally allow our customers to terminate their contracts on short notice without meaningful penalties and often provide for us to be reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to our other customers. JIT customers often purchase products from us that are not covered under their contracts on an ad hoc basis. For additional information about our JIT supply chain management services, see “-Our Products and Services-Our Services-JIT Supply Chain Management and CMS.”

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

Under each of the sales arrangements described above, we typically warrant that the products we sell conform to the drawings and specifications that are in effect at the time of delivery in the applicable contract, and that we will replace defective or non-conforming products for a period of time that varies from contract to contract. We, in turn, look to the product manufacturer to indemnify us for liabilities resulting from defective or non-conforming products. We do not accrue for warranty expenses as our claims related to defective and non-conforming products have not been significant.

Backlog

We have determined that sales backlog is not a relevant measure of our business. Our contracts generally do not include minimum purchase requirements, annually or over the term of the agreement, and contain termination for convenience provisions that generally allow for our customers to terminate their contracts on short notice without meaningful penalties. As a result, we have no material sales backlog.

Customers

We sell to over 7,000 active customers worldwide. During fiscal 2019, Lockheed Martin represented approximately 13% of our total net sales, consisting of multiple contracts across multiple independent programs such that no individual contract is material. Our top 10 customers collectively accounted for 53% of our total net sales during fiscal 2019.

During fiscal 2019, 73% of our net sales were derived from major OEMs, such as Airbus, Boeing, BAE Systems, Bombardier, Cessna, Embraer, Gulfstream, Lockheed Martin, Northrop Grumman and Raytheon, and many of their subcontractors. Government sales comprised 16% of our net sales during fiscal 2019 and were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf. Aftermarket sales to airline-affiliated or independent MRO providers made up 4% of our fiscal 2019 net sales. The remaining 7% of our net sales were to other distributors.

During fiscal 2019, 56% of our net sales were derived from customers supporting commercial programs and 44% of our net sales were derived from customers supporting military programs. We also service international customers in markets that include Australia, Canada, China, France, Germany, India, Ireland, Israel, Italy, Malaysia, Mexico, the Philippines, Poland, Saudi Arabia, Singapore, South Korea, Turkey and the United Kingdom. For additional information about our net sales and long-lived assets by geographic area, see Note 20 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Procurement

We source our inventory from over 6,000 suppliers globally, including Amphenol, Arconic, CAAP Company, Esterline, Henkel, Lisi Aerospace, PPG Industries, Precision Castparts Corp., TriMas, and 3M. During fiscal 2019, Precision Castparts Corp. and Arconic supplied 9% and 8%, respectively, of the products we purchased, and our ten largest suppliers during fiscal 2019 accounted for 38% of our purchases. Suppliers typically prefer to deal with a relatively small number of large and sophisticated distributors in order to improve production efficiency; reduce finished goods inventory and related obsolescence costs; maintain pricing discipline; improve performance in meeting on-time-delivery targets to the end customers; and consolidate customer accounts, which can reduce administrative and overhead costs relating to sales and marketing, customer service and other functions. As a result of our size and our long-standing relationships with many of our suppliers, we are often able to take advantage of significant volume-based discounts when purchasing inventory. Given our industry position and close cooperation with suppliers, we believe that we are in an excellent position to become a distributor for new product lines as they become available.

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

Information Technology Systems

We have invested to build integrated, highly customized IT systems that enable our purchasing and sales organizations to make more informed decisions, our inventory management system to operate in an efficient manner and certain of our customers to make online purchases directly from us. Our primary scalable IT infrastructure is based on IBM and Oracle hardware and applications including the Oracle JD Edwards EnterpriseOne (JDE) enterprise resource planning (ERP) system and our proprietary chemical supply chain management system, tcmIS®, which was developed on the Oracle Enterprise database. These customized IT systems provide us visibility into quantities, stocking locations and purchases across our customer base by individual inventory item, enabling us to accurately fill an average of 17,300 orders per day and provide an exceptional level of customer service. These systems are fully capable of interfacing with external enterprise business systems. Additionally, we have developed functionality for JIT delivery, which can integrate directly into our customers’ manufacturing process. This functionality includes recognition of signals and actions to fill customer bins from hand-held scanners, min/max data or proprietary signals from a customer’s ERP system. JDE and tcmIS® also support our EDI functionality, which allows our system to interface with customers and suppliers, regardless of technology, data format or connectivity. tcmIS® also supports additional chemical-specific functionality, such as product labeling and Global Harmonized System compliance. We also continue to invest in our infrastructure and cyber-defense capabilities to enhance both availability and data protection.

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

Employees

As of September 30, 2019, we employed 3,302 personnel worldwide, 1,161 of whom were located at customer sites. We have 876 employees located outside of North America. We are not a party to any collective bargaining agreements with our employees.

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

We are also subject to government rules and regulations that include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act 2010 (Bribery Act), the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR), economic sanctions and the False Claims Act. See “Risk Factors-Risks Related to Our Business and Industry-We are subject to unique business risks as a result of supplying equipment and services to the U.S. government directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our supply arrangements with, the U.S. government” and “-Our international operations require us to comply with numerous applicable anti-corruption and trade control laws and regulations, including those of the U.S. government and various other jurisdictions, and our failure to comply with these laws and regulations could adversely affect our reputation, business, financial condition and results of operations.”

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

In addition, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. The European Union’s Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) regulations enacted in 2009 have been a continuing source of compliance obligations and restrictions on certain chemicals, and REACH-like regimes have now been adopted in several other countries. In the United States, the core provisions of the Toxic Substances Control Act (TSCA) were amended in June 2016 for the first time in nearly 40 years. Among the more significant changes are that these amendments mandate safety reviews of existing “high priority” chemicals and regulatory action to control any “unreasonable risks” identified as result of such reviews. The Environmental Protection Agency (EPA) also now must make a no “unreasonable risk” finding before a new chemical can be fully commercialized. These new mandates create uncertainty about whether existing chemicals of importance to our business may be designated for restriction and whether the new chemical approval process may become more difficult and costly to comply with. These types of changes in the Company’s regulatory environment, particularly, but not limited to, in the United States, the European Union, Canada and China, could lead to heightened regulatory scrutiny and could adversely impact our ability to supply certain products and provide supply chain management services to our customers. Such changes also could result in compliance obligations for us directly or as part of our supply chain management services to customers, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Finally, we have in the past sold products containing per- and polyfluoroalkyl substances (PFAS), including perfluorooctanoic acid (PFOA). Certain PFAS, including PFOA, have been targeted for risk assessment, restriction, and high priority remediation and have been the subject of ongoing and substantial litigation in the both the U.S. and European Union. We have not received any claims or enforcement actions from governments or third parties relating to PFOA or any other PFAS.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) through the “Investor Relations” portion of our website (www.wescoair.com). We also make available on our website our (1) Corporate Governance Guidelines, (2) Code of Business Conduct and Ethics, which applies to our directors, officers and employees, (3) Whistleblower Policy, (4) Clawback Policy and (5) the charters of the Audit, Compensation and Nominating and Corporate Governance Committees. Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

Risks Related to the Merger

Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger could negatively affect our business, financial condition and results of operations.

The Merger is subject to various closing conditions such as receipt of required regulatory approval from the United Kingdom, among other customary closing conditions. It is possible that the government entity of the United Kingdom may prohibit, enjoin or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, not waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that the remaining conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

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

Under the Merger Agreement, we may be required to pay a termination fee of $39.0 million, if the Merger Agreement is terminated under specified circumstances. There can be no assurance that the Merger Agreement will not be terminated under the circumstances triggering these termination fee obligations. Furthermore, whether or not the Merger is consummated, we have incurred, and will continue to incur, significant costs, fees and expenses relating to professional services and transaction fees in connection with the proposed Merger. Payment of these costs, fees and expenses could adversely affect our business, financial condition and results of operations.

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

During the year ended September 30, 2019, 44% of our net sales were related to military aircraft. The military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (DoD) budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. A decline in U.S. military expenditures could result in a reduction in military aircraft production, which could have a material adverse effect on our business, financial condition and results of operations.

In particular, military spending may be negatively impacted by the Budget Control Act of 2011 (the Budget Control Act), which was passed in August 2011. The Budget Control Act established limits on U.S. government discretionary spending, including a reduction of defense spending to the extent that discretionary spending limits are exceeded. We are unable to predict the impact that the cuts associated with sequestration will ultimately have on funding for the military programs which we support. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors to review performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business, which we are not aware of any.

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

Our top ten customers for the year ended September 30, 2019 accounted for 53% of our net sales. A reduction in purchasing by or loss of one of our larger customers for any reason, including changes in manufacturing or procurement practices, loss of a customer as a result of the acquisition of such customer by a purchaser who does not fully utilize a distribution model or uses a competitor, in-sourcing by customers, a transfer of business to a competitor, an economic downturn, failure to adequately service our clients or to manage the implementation of new customer sites, decreased production or a strike, could have a material adverse effect on our business, financial condition and results of operations.

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

As an example of the potential loss of business due to customer in-sourcing, a major OEM has undertaken an initiative to encourage its suppliers to source certain OEM-specific materials, including fasteners, directly from the OEM itself, rather than through distributors such as us. If this initiative is more broadly implemented by the OEM, or if other OEMs pursue similar initiatives, a portion of our sales to their suppliers, and consequently our business, financial condition and results of operations, could be adversely affected.

In addition, major OEMs have indicated that they are pursuing initiatives to increase the services portion of their business. These initiatives could lead to greater in-sourcing on the part of the OEMs, which could adversely affect a portion of our sales to the OEMs and their suppliers.

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

We operate in a highly competitive market, and our failure to compete effectively may negatively impact our results of operations.

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

We do not have guaranteed future sales of the products we sell, and when we enter into Contracts with our customers we generally take the risk of certain cost increases, and our business, financial condition, results of operations and operating margins may be negatively affected if we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new Contracts or our Contracts are terminated.

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

Our inventory is primarily sourced directly from producers and manufacturing firms, and we depend on the availability of large supplies of the products we sell, which must also meet our customers' quality standards. Our largest suppliers for the year ended September 30, 2019 were Precision Castparts Corp. and Arconic, Inc. During fiscal 2019, 9% of the products we purchased were from Precision Castparts Corp. and 8% were purchased from Arconic, Inc. In addition, our ten largest suppliers during fiscal 2019 accounted for 38% of our purchases. These manufacturers and producers may experience capacity constraints that result in their being unable to supply us with products in a timely manner, in adequate quantities and/or at a reasonable cost. Contributing factors to manufacturer capacity constraints include, among other things, industry or customer demands in excess of manufacturing capacity, labor shortages and changes in raw material flows. In addition, changes in trade policies, such as the imposition of additional tariffs on certain products imported into the United States, could result in increased procurement costs. Any significant interruption in the supply of these products or termination of our relationship with any of our suppliers could result in us being unable to meet the demands of our customers, which would have a material adverse effect on our business, financial condition and results of operations.

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

While the majority of our operations are based in the United States, we have significant international operations, with facilities in Argentina, Australia, Canada, China, France, Germany, India, Israel, Ireland, Italy, Mexico, the Philippines, Poland, Singapore, Turkey and the United Kingdom, and customers throughout North America, South America, Europe, Asia, Australia and the Middle East. For the years ended September 30, 2019 and 2018, 32% and 33% of our net sales, respectively, were derived from customers located outside the United States.

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

In addition, unhedged fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. For years ended September 30, 2019, 2018 and 2017, we reported a foreign currency translation adjustment loss of $2.1 million, $1.9 million and $7.1 million, respectively, in our consolidated statements of comprehensive income (loss), and we may incur additional adjustments in future periods. In addition, operating results of certain of our foreign subsidiaries are translated into U.S. dollars for purposes of our statements of comprehensive income at average monthly exchange rates. Moreover, to the extent that our net sales are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our facilities in the United Kingdom, Germany, France and Italy are incurred in British pounds or euros, but in certain cases the related net sales are denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. At times we engage in hedging transactions to manage or reduce our foreign currency exchange risk, but these transactions may not be successful and, as a result, our business, financial condition and results of operations could be materially adversely affected. During fiscal 2019 and 2018, fluctuations in foreign currency translation had a negative impact on net sales of $6.6 million and a positive impact of $1.1 million, respectively.

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

The current United States administration has implemented significant changes to certain trade policies, such as the imposition of additional tariffs on certain imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. Such changes have also resulted, and could continue to result, in retaliatory actions by the United States’ trade partners. For example, the United States has imposed additional tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries, and recently announced additional tariffs on certain products imported from the European Union. In response, China, the European Union, and several other countries have imposed or proposed additional tariffs on certain exports from the United States.

We procure certain of the products we sell directly or indirectly from outside of the United States, including from China. The imposition of tariffs and other recent or forthcoming changes in United States trade policy could increase the cost or limit the availability of such products, which could hurt our competitive position and adversely impact our business, financial condition and results of operations. In addition, we sell a significant proportion of our products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

Our total assets include substantial intangible assets, and the write-off of a significant portion of our intangible assets would negatively affect our financial results.

Our total assets reflect substantial intangible assets. At September 30, 2019, goodwill and intangible assets, net represented 23.1% of our total assets. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from acquisitions, including the acquisition of our Company by affiliates of The Carlyle Group (Carlyle) and the acquisition of Haas. Intangible assets represent trademarks, backlogs, non-compete agreements, technology and customer relationships. On at least an annual basis, we assess whether there has been impairment in the value of goodwill and indefinite-lived intangible assets. If our testing identifies impairment under generally accepted accounting principles in the United States (GAAP), the impairment charge we calculate would result in a charge to income from operations. For example, during the three months ended June 30, 2017, we recorded a non-cash goodwill impairment of $311.1 million. Any future determination requiring the write-off of a significant portion of goodwill and unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. For additional information, see “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Goodwill and Indefinite-Lived Intangible Assets.”

Changes in U.S. tax law have affected and may continue to affect our business, financial condition and results of operations.

On December 22, 2017, the Tax Act was signed into law. As a fiscal year taxpayer, certain provisions of the Tax Act have impacted the Company for our fiscal year ended September 30, 2018, while other provisions of the Tax Act will impact the Company for our fiscal year beginning October 1, 2018 and beyond. Our ongoing evaluation of the full impact of the Tax Act on our liability for U.S. corporate tax and the related impact on our business, financial condition and results of operations may be affected by modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities, and resulting changes could be material (see Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

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

There are many factors, such as the cyclical nature of the aerospace industry, fluctuations in our ad hoc sales, delays in major aircraft programs, planned production shutdowns, downward pressure on sales prices and changes in the volume of our customers’ orders that could cause our financial results to fluctuate from period-to-period. For example, during the year ended September 30, 2019, 24% of our net sales were derived from ad hoc sales. The prices we charge for ad hoc sales are oftentimes higher than the prices under our Contract sales. However, customers may not continue to purchase the same amount of products from us on an ad hoc basic as they have in the past, so it cannot be assured that in any given year we will be able to generate similar levels of ad hoc net sales as we did in the past. We are also actively working to transition customers from ad hoc purchases to Contracts, which may also result in a reduction in our ad hoc net sales. In addition, our acquisition of Haas has contributed to lower our ad hoc sales as a percentage of total net sales. A significant diminution in our ad hoc sales in any given period could result in fluctuations in our financial results and operating margins. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

We incur significant costs as a result of operating as a publicly traded company, and our management is required to devote substantial time to public company compliance requirements and investor needs.

As a publicly traded company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and the rules of the SEC and the New York Stock Exchange have imposed various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in increased legal and financial compliance costs compared to a private company and make some activities more time-consuming and costly. For example, we believe these rules and regulations make it more difficult and more expensive for us to maintain appropriate levels of director and officer liability insurance.

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

In the event the Merger Agreement is terminated, we may be unable to successfully consummate or integrate future acquisitions, which could negatively impact our business, financial condition and results of operations.

In the event the Merger Agreement is terminated, we may consider future acquisitions, some of which could be material to us. Depending upon the acquisition opportunities available, we may need to raise additional funds through the capital markets or arrange for additional debt financing to consummate such acquisitions. We may be unable to raise the capital required for future acquisitions on satisfactory terms or at all, which could adversely affect our business, financial condition and results of operations. Economics related to acquisitions including valuation, purchase price, synergies and competitive advantage may rely on our ability to efficiently integrate an acquired business with our existing enterprise, which we may not be able to execute successfully.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.

We have material business operations in both the United Kingdom and the broader European Union. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. Following the national referendum, the government of the United Kingdom formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a complex and ongoing negotiation between the United Kingdom and the European Union whose result and timing remain unclear and which has created significant political and economic uncertainty about the future trading relationship between the United Kingdom and the European Union in the event of a withdrawal, particularly in light of the possibility that an immediate, so-called “no deal” withdrawal could occur without a negotiated agreement.

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

As of September 30, 2019, our total indebtedness outstanding under our Credit Facilities (as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities”) was $786.6 million, which was 52% of our total capitalization.

In addition, in the event the Merger Agreement is terminated, we may incur substantial additional indebtedness in the future. Our Credit Facilities contain certain significant qualifications and exceptions that allow us to incur additional indebtedness, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

In addition, all of our debt under the Credit Facilities bears interest at floating rates, causing us to enter into interest rate swap derivative instruments to partially offset our exposure to interest rate fluctuations, which result in additional risks. As of September 30, 2019, we had a current interest rate hedge liability of $3.9 million. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive

Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Derivatives not qualifying as cash flow hedges will default to a mark-to-market accounting treatment and are recorded directly to the income statement. Our derivatives also expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement, which could negate the intended protection from our hedge instruments. See further discussion on our derivative financial instruments in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

In the event the Merger Agreement is terminated, our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, and we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facilities or otherwise in amounts sufficient to enable us to service our indebtedness. In the event the Merger Agreement is terminated, if we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital and cannot assure you that we will be successful in implementing any such actions or that any actions we take will allow us to stay in compliance with the terms of the Credit Facilities or our other indebtedness.

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
Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price of our common stock could fluctuate significantly for various reasons, including:

•	our inability to complete the Merger, or to complete the Merger in a timely manner;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of securities analysts to cover our common stock or changes in analyst recommendations;

•	credit ratings downgrades or other negative actions by ratings agencies for us or our subsidiaries;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

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
We have no plans to pay regular dividends on our common stock. The Merger Agreement restricts our ability to pay dividends, and in the event the Merger Agreement is terminated, we expect to continue to invest our future earnings, if any, to fund our growth and reduce debt. Any payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The Credit Facilities also effectively limit our ability to pay dividends.

In the event the Merger Agreement is terminated, provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a subsequent change of control of our Company or changes in our management and, as a result, depress the trading price of our common stock.
In the event the Merger Agreement is terminated, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a subsequent change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions:

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
In the event the Merger Agreement is terminated, these anti-takeover defenses could discourage, delay or prevent a subsequent transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing, which could result in us taking corporate actions other than those you desire.
In the event the Merger Agreement is terminated, future sales of our common stock in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in our Company and may adversely affect the market price of our common stock.
In the event the Merger Agreement is terminated, we and our existing stockholders may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future investments including acquisitions. As of September 30, 2019, we had 950,000,000 shares of common stock authorized and 100,031,244 shares of common stock outstanding. In addition, we have 2,135,597 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2019 and 6,731,517 available shares of common stock reserved for issuance under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan, as amended (the 2014 Plan).

In the event the Merger Agreement is terminated, we would be unable to predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. In the event the Merger Agreement is terminated, sales of substantial amounts of our common stock (including sales pursuant to Carlyle’s registration rights and shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our global headquarters is located at 24911 Avenue Stanford, Valencia, California 91355. As of September 30, 2019, we have a total of 55 administrative, sales and/or stocking facilities, all of which are leased, except for our global headquarters, which is owned by us. These facilities, including facilities in Tempe, Arizona; Rancho Cordova, California; McDonough, Georgia; Wichita, Kansas; Jonestown, Pennsylvania; Austin, Texas; Northlake, Texas; Mississauga, Ontario; Wroclaw, Poland; Clayton West, United Kingdom; Cleckheaton, United Kingdom; and Crawley, United Kingdom, are located in 17 countries (the U.S., Argentina, Australia, Canada, China, France, Germany, India, Israel, Ireland, Italy, Mexico, the Philippines, Poland, Singapore, Turkey and the United Kingdom).

Our warehouse operations are divided between CSLs and Forward Stocking Locations (FSLs). Our CSLs serve as the primary supply warehouses for most of our net sales and also house our procurement, customer service, document control, IT, material support and quality assurance functions. Our CSLs are supported by sales offices throughout the U.S., Australia, Canada, China, France, Germany, India, Israel, Italy, Mexico, Singapore, Poland and the United Kingdom.

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

ITEM 3.  LEGAL PROCEEDINGS

Since the announcement of the Merger, five putative class action complaints have been filed by and purportedly on behalf of alleged Company stockholders: Gray v. Wesco Aircraft Holdings, Inc., et al., No. 1:19-cv-08528 filed September 13, 2019 in the United States District Court for the Southern District of New York, Stein v. Wesco Aircraft Holdings, Inc., et al., No. 2:19-cv-08053 filed September 17, 2019 in the United States District Court for the Central District of California, Kent v. Wesco Aircraft Holdings, Inc., et al., No. 1:19-cv-01750 filed September 17, 2019 in the United States District Court for the District of Delaware, Sweeney v. Wesco Aircraft Holdings, Inc., et al., No. 19STCV33392 filed September 19, 2019 in the Superior Court of the State of California County of Los Angeles, and Bushansky v. Wesco Aircraft Holdings, Inc., et al., No. 2:19-cv-08274 filed September 24, 2019 in the United States District Court for the Central District of California (together, the Actions).

The Actions name as defendants the Company and the members of the Company’s Board of Directors. The Actions allege, among other things, that the definitive proxy statement on Schedule 14A filed by the Company on September 13, 2019 omits certain information regarding the confidentiality agreements between the Company and the potentially interested parties, the Company’s updated projections, the analysis performed by the financial advisors, and services the financial advisors previously provided to certain parties. The Actions seek, among other things, damages, attorneys’ fees and injunctive relief to prevent the Merger from closing. The Stein, Kent, Sweeney and Bushansky actions have been voluntarily dismissed.

We are involved in various other legal matters that arise in the ordinary course of our business. We believe that the ultimate outcome of such matters will not have a material adverse effect on our business, financial condition or results of operations. However, there can be no assurance that such actions will not be material or adversely affect our business, financial condition or results of operations. For more information see Note 17 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholders and Market Information About Our Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “WAIR” on July 28, 2011. As of November 15, 2019, we had approximately 17 holders of record of our common stock and the closing price reported on the New York Stock Exchange of our common stock was $10.99 per share.

Dividends

We have no plans to pay regular dividends on our common stock. The Merger Agreement restricts our ability to pay dividends, and in the event the Merger Agreement is terminated, we intend to retain earnings, if any, for the future operation and expansion of our business and the repayment of debt. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board of Directors may deem relevant. The Credit Facilities also effectively limit our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2019, we repurchased 160,252 shares of common stock in connection with shares surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards under the 2014 Plan. We expended approximately $1,758,000 to repurchase these shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2019 - July 31, 2019	—	$—	—	$—
August 1, 2019 - August 31, 2019	—	—	—	—
September 1, 2019 - September 30, 2019	160,252	10.97	—	—
Total	160,252	$10.97	—	$—

ITEM 6.  SELECTED FINANCIAL DATA

The selected income statement and other data for each of the years ended September 30, 2019, 2018 and 2017 and the selected balance sheet data as of September 30, 2019 and 2018 have been derived from our audited consolidated financial statements that are included in this Annual Report. The selected income statement and other data for the years ended September 30, 2016, and 2015 and the selected balance sheet data as of September 30, 2017, 2016 and 2015 have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The financial data set forth below are not necessarily indicative of future results of operations. This data should be read in conjunction with, and is qualified in its entirety by reference to, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended September 30,
	2019	2018	2017	2016	2015
	(in thousands except per share data)
Consolidated statements of income data:
Net sales	$1,696,450	$1,570,450	$1,429,429	$1,477,366	$1,497,615

Income (loss) from operations	$78,512	$109,468	$(208,795)	$158,750	$(206,365)
Interest expense, net	(51,023)	(48,880)	(39,821)	(36,901)	(37,092)
Other (expense) income, net	(816)	24	369	3,741	1,841
Income (loss) before income taxes and equity method investment impairment charge	26,673	60,612	(248,247)	125,590	(241,616)
(Provision) benefit for income taxes	(2,338)	(27,958)	10,901	(34,212)	86,872
Income (loss) before equity method investment impairment charge	24,335	32,654	(237,346)	91,378	(154,744)
Equity method investment impairment charge	(2,966)
Net income (loss)	$21,369	$32,654	$(237,346)	$91,378	$(154,744)

Per share data:
Net income (loss) per share
Basic	$0.21	$0.33	$(2.40)	$0.94	$(1.60)
Diluted	$0.21	$0.33	$(2.40)	$0.93	$(1.60)
Weighted average shares outstanding
Basic	99,607	99,157	98,701	97,634	96,955
Diluted	100,239	99,500	9,701	98,166	96,955

Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,034	$46,222	$61,625	$77,061	$82,866
Total assets (3)	1,794,798	1,789,476	1,754,107	1,948,578	2,020,973
Long-term debt and capital lease obligations (1) (2)	726,584	774,106	790,854	835,989	954,730
Total stockholders’ equity	713,340	692,469	649,731	882,915	817,573

(1)	Total long-term debt and capital lease obligations excludes current portion.

(2)
Total long-term debt related to term loan A and term loan B as of September 30, 2019, 2018, 2017 and 2016 was reduced by deferred debt issuance costs of $4.9 million, $8.8 million, $11.7 million and $7.6 million, respectively, as required by ASC 2015-03 which we adopted on October 1, 2016. Total long-term debt was not retroactively recast to include deferred debt issuance costs as of September 30, 2015.

(3)
Total assets as of September 30, 2016 was retroactively recast to reflect the reclassification of $7.6 million of deferred debt issuance costs related to term loan A and term loan B from long-term assets to long-term debt as required by ASC 2015-03. Total assets was not retroactively recast to exclude deferred debt issuance costs as of September 30, 2015.

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

Agreement and Plan of Merger

On August 8, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Wolverine Intermediate Holding II Corporation, a Delaware corporation (Parent), and Wolverine Merger Corporation, a Delaware corporation and a direct wholly owned subsidiary of Parent (Merger Sub), pursuant to which Parent will acquire the Company for $11.05 per share through the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of Platinum Equity Advisors, LLC, a U.S.-based private equity firm. The closing of the Merger is subject to customary closing conditions, including the receipt of requisite competition and merger control approvals in the United Kingdom. See Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the Merger.

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

Commercial Aerospace Market

Over the past three years, major airlines have ordered new aircraft at a robust pace, aided by strong profits and increasing passenger volumes. At the same time, volatile fuel prices have led to greater demand for fuel-efficient models and new engine options for existing aircraft designs. The rise of emerging markets has added to the growth in overall demand at a stronger pace than seen historically. Large commercial OEMs have indicated that they expect a high level of deliveries, with the exception of the Boeing Company's 737 MAX aircraft impact, primarily due to continued demand and their unprecedented level of backlogs. The pause in deliveries and reduced production rate of the 737 MAX aircraft by the Boeing company has negatively affected total large commercial aircraft deliveries. The impact is dependent upon when the aircraft returns to service, which will be determined by factors such as certification by the FAA and other regulatory authorities, when the OEM resumes deliveries and returns to its previous production schedule and whether or not the delay creates disruptions to the related supply chain.

Business aviation has lagged the larger commercial market, reflecting a deeper downturn in the last recession, changes in corporate spending patterns and an uncertain economic outlook. However, production has increased for new models, and the market for certain pre-owned aircraft remains tight. Whether these conditions lead to increased deliveries in the future remains uncertain.

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

Equity Method Investment

We apply the equity method of accounting for investments in which we have significant influence but not a controlling interest. Our APAC reporting unit has an equity investment in a joint venture in China, the carrying value of which was $7.1 million and $10.4 million as of September 30, 2019 and 2018, respectively, and was included in “Other assets” in the unaudited Consolidated Balance Sheets. During the three months ended June 30, 2019, we recorded an impairment charge of $3.0 million resulting from a decline in value below the carrying amount of our equity method investment, which we determined was other than temporary in nature. The remaining $0.3 million decrease was due to foreign currency translation loss. As of September 30, 2019, we did not identify any events or circumstances which would indicate a further decline in the fair value of our equity method investment that is other than temporary.

Other Factors Affecting Our Financial Results

Fluctuations in Revenue

 There are many factors, such as changes in customer aircraft build rates, customer plant shut downs, variation in customer working days, changes in selling prices, the amount of new customers’ consigned inventory and increases or decreases in customer inventory levels, that can cause fluctuations in our financial results from quarter to quarter. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. Ad hoc business tends to vary based on the amount of disruption in the market due to changes in aircraft build rates, new aircraft introduction, customer or site consolidations, and other factors. Fluctuations in our ad hoc business tend to be partially offset by our Contract business as a majority of our ad hoc revenue comes from our Contract customers.

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

Fluctuations in Margins

 Our gross margins are impacted by changes in product mix, pricing and product costing. Generally, our hardware products have higher gross profit margins than chemicals and electronic components.

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

Inventory fluctuations may also be attributable to general industry trends. Factors that may contribute to fluctuations in inventory levels in the future could include (1) purchases to take advantage of favorable pricing, (2) purchases to acquire high-volume products that are typically difficult to obtain in sufficient quantities; (3) changes in supplier lead times and the timing of inventory deliveries; (4) purchases made in anticipation of future growth; and (5) purchases made in connection with new customer Contracts or the expansion of existing Contracts. While effective inventory management is an ongoing challenge, we continuously take steps to enhance the sophistication of our procurement practices to mitigate the negative impact of inventory buildups on our cash flow.

Our accounts receivable balance as a percentage of net sales may fluctuate from quarter to quarter. These fluctuations are primarily driven by changes, from quarter to quarter, in the timing of sales within the quarter and variation in the time required to collect the payments. The completion of customer Contracts with varied payment terms can also contribute to these quarter to quarter fluctuations. Similarly, our accounts payable may fluctuate from quarter to quarter, which is primarily driven by the timing of purchases or payments made to our suppliers.

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

Income (Loss) from Operations

Income (loss) from operations is the result of subtracting the cost of sales and selling, general, and administrative expenses and other costs from net sales, and is used primarily to evaluate our performance and profitability.

The principal component of our cost of sales is product cost, which was 94.3% of our total cost of sales for the year ended September 30, 2019. Product cost is determined by the current weighted average cost of each inventory item, except for chemical parts for which the first-in, first-out method is used. The remaining components are freight and expediting fees, import duties, tooling repair charges, packaging supplies, excess and obsolete (E&O) inventory and other inventory related charges, which collectively were 5.7% of our total cost of sales for the year ended September 30, 2019. Depreciation related to cost of sales, if any, was immaterial and not included in cost of sales.

The E&O inventory provision is calculated to write down inventory to its net realizable value. We review inventory for excess quantities and obsolescence monthly. For a description of our E&O provision policy, see “—Critical Accounting Policies and Estimates—Inventories.” Net adjustments to cost of sales related to E&O inventory related activities were $2.7 million, $16.8 million and $12.9 million during the years ended September 30, 2019, 2018 and 2017, respectively. We believe that these amounts appropriately reflect the risk of E&O inventory inherent in our business and the proper net realizable value of inventories. For a more detailed description of the E&O provision, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Other inventory related charges are typically for shrinkage and spoilage that occurs in the warehouses. The total shrinkage and spoilage cost was $24.2 million, $7.9 million and $15.6 million for the years ended September 30, 2019. 2018 and 2017, respectively. These charges typically are recorded as a normal part of our business. However, $13.0 million of the total charge recorded in 2019 resulted from the Wesco 2020 initiative focused on warehouse consolidation.

The principal components of our selling, general and administrative expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; warehouse and related costs, commissions paid to outside sales representatives; travel and other business expenses; training and recruitment costs; marketing, advertising and promotional event costs; rent; bad debt expense; professional services fees (including legal, audit and tax); and ordinary day-to-day business expenses. Depreciation and amortization expense is also included in selling, general and administrative expenses, and consists primarily of scheduled depreciation for leasehold improvements, machinery and equipment, vehicles, computers, software and furniture and fixtures. Depreciation and amortization also includes intangible asset amortization expense.

Other Expenses

Interest Expense, Net.  Interest expense, net consists of the interest we pay on our long-term debt, interest and fees on our revolving facility (as defined below under “—Liquidity and Capital Resources—Credit Facilities”), capital lease interest and our line-of-credit and deferred debt issuance costs, net of interest income.

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

Inventories

Our inventory is comprised solely of finished goods. Inventories are stated at the lower of cost or net realizable value (LCNRV). The method by which amounts are removed from inventory are weighted average cost for all inventory, except for chemical parts and supplies for which the first-in, first-out method is used.

Our inventory is impacted by shrinkage and spoilage as a normal course of operations, largely due to the high volume of purchases and sales and large quantities of small parts, which can be impacted by fluctuations in warehouse activity and operating efficiency. We will provide for shrinkage and spoilage on a periodic basis along with making provisions as required based upon operational activity.

We charge cost of sales for inventory provisions to write down our inventory to the LCNRV. Inventory provisions relate to the write-down of excess quantities of products, based on our inventory levels compared to assumptions about future demand and market conditions. Once inventory has been written down, it creates a new cost basis for the inventory that is not subsequently written up. The process for evaluating E&O inventory often requires us to make subjective judgments and estimates concerning forecasted demand, including quantities and prices at which such inventories will be able to be sold in the normal course of business.

The components of our inventory are subject to different risks of excess quantities or obsolescence. Our chemical inventory becomes obsolete when it has aged past its shelf life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged on-site or in-transit. In such instances, the value of such inventory is reduced to zero.

Our hardware inventory, which largely does not expire or have a pre-determined shelf life, bears a higher risk of our having excess quantities than risk of becoming obsolete or spoiled. We continually assess and refine our methodology for evaluating E&O inventory based on current facts and circumstances. Our hardware inventory E&O assessment requires the use of subjective judgments and estimates including the forecasted demand for each part. The forecasted demand considers a number of factors, including historical sales trends, current and forecasted customer demand, customer purchase obligations based on contractual provisions, available sales channels and the time horizon over which we expect the hardware part to be sold.

Demand for our products can fluctuate significantly. Our estimates of future product demand and selling prices may prove to be inaccurate, in which case we may have understated or overstated the write-down required for E&O inventories. In the future, if the net realizable value of our inventories is determined to be lower than the carrying value of our inventories, we will be required to reduce the carrying value of such inventories to the net realizable value and recognize the differences in our cost of goods sold at the time of such determination. However, if LCNRV is later determined to be higher than the carrying value of our inventories due to change in circumstances, we will not be allowed to recognize a reduction of cost of goods sold for such difference even when the difference resulted from previously recorded write-down of those inventories. For a more detailed description of the E&O provision, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. Goodwill and indefinite-lived intangible assets acquired in a business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill and indefinite lived intangibles impairment testing is performed at the reporting unit level on July 1 of each year, as well as when events or circumstances might indicate impairment. We have one reporting unit under each of the three operating segments, Americas, EMEA and APAC.

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

The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of our reporting units is determined using a combination of a discounted cash flow analysis (income approach) and market earnings multiples (market approach). These fair value approaches require significant management judgment and estimate. The determination of fair value using a discounted cash flow analysis requires the use of key judgments, estimates and assumptions including revenue growth rates, projected operating margins, changes in working capital, terminal values, and discount rates. We develop these key estimates and assumptions by considering our recent financial performance and trends, industry growth projections, and current sales pipeline based on existing customer contracts and the timing and amount of future contract renewals. The determination of fair value using market earnings multiples also requires the use of key judgments, estimates and assumptions related to projected earnings and applying those amounts to earnings multiples using appropriate peer companies. We develop our projected earnings using the same judgments, estimates, and assumptions used in the discounted cash flow analysis. If the fair value exceeds the carrying value of a reporting unit, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of a reporting unit, the second step measures the impairment loss, if any.

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

As of July 1, 2019, we performed our Step 1 goodwill impairment tests on our three new reporting units, Americas, EMEA and APAC. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values. For the Americas, EMEA and APAC reporting units, the fair value was in excess of carrying value by 29%, 10% and 85%, respectively. The EMEA reporting unit had goodwill of $51.2 million as of September 30, 2019. We determined the estimated fair value of the EMEA reporting unit based on several factors including our recent financial performance and trends, industry growth projections, existing customer contracts, current sales pipeline and the timing and amount of future contract renewals, and our focused sales and operations improvement plans which are underway. The preparation of our fair value estimate requires significant judgments. In the event that market earnings multiples deteriorate or our future financial performance falls short of our projections due to internal operating factors, economic recession, changes in government regulations, deterioration of industry trends, increased competition, or other factors causing our revenue growth to be slower than anticipated or our margins or cash flow to deteriorate, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test. If the analysis indicates the fair value of the EMEA reporting unit has fallen close to or more than 10%, we may be required to take a non-cash impairment charge to reduce the carrying value of goodwill or other assets.

As of July 1, 2018, we performed our annual Step 1 goodwill impairment tests on our three reporting units, Americas, EMEA and APAC. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values.

Indefinite-lived intangibles consist of a trademark, for which we estimate fair value and compare such fair value to the carrying amount. If the carrying amount of the trademark exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of September 30, 2019 and 2018, our trademark was not impaired.

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

Typically, our master sales contracts with our customer run for three to five years without minimum purchase requirements annually or over the term of the contract, and contain termination for convenience provisions that generally allow for our customers to terminate their contracts on short notice without meaningful penalties. Pursuant to ASC 606, we have concluded that for revenue recognition purposes, our customers’ purchase orders (POs) are considered contracts, which are supplemented by certain contract terms such as service fee arrangements and variable price considerations in our master sales contracts. The POs are typically fulfilled within one year.

Our contracts for hardware and chemical product sales have a single performance obligation. Revenues from these contract sales are recognized when we have completed our performance obligation, which occurs at a point in time, typically upon transfer of control of the products to the customer in accordance with the terms of the sales contract. Services under our hardware JIT arrangements are provided by us contemporaneously with the providing of these products and are not distinct from the products, and as such, once the products are provided, we do not have an additional obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon providing of the products. Payment is generally due within 30 to 90 days of delivery; therefore, our contracts do not create significant financing components. Warranties are limited to replacement of goods that are defective upon delivery; and the Company does not give service-type warranties.

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

We report revenue on a gross or net basis in our presentation of net sales and costs of sales based on management’s assessment of whether we act as a principal or agent in the transaction. If we are the principal in the transaction and have control of the specified good or service before that good or service is transferred to a customer, the transactions are recorded as gross in the consolidated statements of comprehensive income (loss). If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statements of comprehensive income (loss). This assessment requires significant judgment to evaluate indicators of control within our contracts. We base our judgment on various indicators that include whether we take possession of the products, whether we are responsible for their acceptability, whether we have inventory risk, and whether we have discretion in establishing the price paid by the customer. The majority of our revenue is recorded on a gross basis with the exception of certain gas, energy and chemical management service contracts where the related sale of products are recorded on a net basis.

With respect to variable consideration, we apply judgment in estimating its impact to determine the amount of revenue to recognize. Sales rebates and profit-sharing arrangements are accounted for as a reduction to gross sales and recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and profit-sharing arrangements on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available. We provide allowances for credits and returns based on historic experience and adjust such allowances as considered necessary. To date, such provisions have been within the range of our expectations and the allowances established. Returns and refunds are allowed only for materials that are defective or not compliant with the customer’s order. Sales tax collected from customers is excluded from net sales in the consolidated statements of comprehensive income (loss).

We have determined that sales backlog is not a relevant measure of our business. Our contracts generally do not include minimum purchase requirements, annually or over the term of the agreement, and contain termination for convenience provisions that generally allow for our customers to terminate their contracts on short notice without meaningful penalties. As a result, we have no material sales backlog.

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

We determine whether it is more likely than not that some or all of the deferred tax assets will not be realized.  We have recorded valuation allowances of $13.3 million and $37.9 million as of September 30, 2019 and 2018, respectively, against certain deferred tax assets, which consist of U.S. foreign tax credits and foreign net operating losses. The valuation allowances are based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or if we revise these estimates in future periods, we may need to adjust the valuation allowances which could materially impact our financial position and results of operations. We recognize and measure our uncertain tax positions using the more likely than not threshold for financial statement recognition and measurement for tax positions taken or expected to be taken in a tax return.

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

The following table summarizes the amount of stock-based compensation expense recognized in our consolidated statements of comprehensive income (loss) (in thousands):

	2019	2018	2017
Stock-based compensation expense	$9,303	$9,252	$7,335

If any of the factors change and/or we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors that become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. Additionally, we may change the estimates that the performance obligations may be met. These changes, if any, may materially impact our results of operations in the period such changes are made. In the event the Merger Agreement is terminated, we expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Results of Operations

Consolidated

	Years Ended September 30,
Consolidated Result of Operations	2019	2018	2017
	(dollars in thousands)
Net sales	$1,696,450	$1,570,450	$1,429,429

Gross profit	$403,093	$403,156	$361,907
Selling, general & administrative expenses	324,581	293,688	259,588
Goodwill impairment charge	—	—	311,114
Income (loss) from operations	78,512	109,468	(208,795)
Interest expense, net	(51,023)	(48,880)	(39,821)
Other (expense) income, net	(816)	24	369
Income (loss) before income taxes and equity method investment impairment charge	26,673	60,612	(248,247)
(Provision) benefit for income taxes	(2,338)	(27,958)	10,901
Income before equity method investment impairment charge	24,335	32,654	(237,346)
Equity method investment impairment charge	(2,966)	—	—
Net income (loss)	$21,369	$32,654	$(237,346)

	(as a percentage of net sales, numbers rounded)
Gross profit	23.8%	25.7%	25.3%
Selling, general & administrative expenses	19.1%	18.7%	18.2%
Goodwill impairment charge	—%	—%	21.7%
Income (loss) from operations	4.6%	7.0%	(14.6)%
Interest expense, net	(3.0)%	(3.1)%	(2.8)%
Other (expense) income, net	—%	—%	—%
Income (loss) before income taxes and equity method investment impairment charge	1.6%	3.9%	(17.4)%
(Provision) benefit for income taxes	(0.2)%	(1.8)%	0.8%
Income before equity method investment impairment charge	1.4%	2.1%	(16.6)%
Equity method investment impairment charge	(0.1)%	—%	—%
Net income (loss)	1.3%	2.1%	(16.6)%

Year ended September 30, 2019 compared with the year ended September 30, 2018

Net Sales

Consolidated net sales increased $126.0 million, or 8.0%, to $1,696.5 million for the year ended September 30, 2019 compared with $1,570.5 million for the year ended September 30, 2018. The $126.0 million increase reflects higher sales across all major product categories including chemicals, ad hoc hardware and Contract hardware. For the year ended September 30, 2019, net sales increased $69.9 million, $28.3 million and $27.8 million for chemical, ad hoc hardware and Contract hardware, respectively. The net sales increase benefited from continued market growth and reflects the Company’s strong position with major customers. In addition, approximately $9.6 million of the $126.0 million net sales increase in the current year represents higher revenue from end-of-contract related sales compared with the prior year. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for 2019, which was unchanged from the prior year.

Income (loss) from Operations

Consolidated income from operations was $78.5 million for the year ended September 30, 2019 compared with $109.5 million for the year ended September 30, 2018. The $31.0 million decline in income from operations was due to an increase in SG&A expenses of $30.9 million and a decrease in gross profit of $0.1 million. Income from operations as a percentage of net sales declined 2.4 percentage points compared with the prior year.

The lower gross profit of $0.1 million was driven by a decline in gross margin largely offset by increases in sales volume compared with the same period in the prior year. Gross margins declined 1.9 percentage points, primarily reflecting weaker margins in the EMEA segment resulting from more aggressive pricing for hardware products including for certain Contract renewals, the impact of weaker Euro and British Pound exchange rates versus the U.S. Dollar for local currency denominated business primarily related to chemical sales, a higher volume of chemical pass-through revenues, higher logistics costs for certain chemicals Contracts, and higher shrinkage and spoilage inventory adjustment, partially offset by lower E&O inventory write-downs to net realizable value. The gross margin decline also reflects the effect of lower margins in the Americas segment due to several factors: for Contract hardware sales, margins on end-of-contract related sales were significantly higher in the prior year; for ad hoc sales of hardware products, lower current year margins reflect more aggressive pricing to gain sales volume; and a shift in product mix towards lower margin chemical and certain Contract hardware sales. The overall consolidated gross profit was impacted by higher inventory adjustments of $16.3 million primarily due to shrinkage and spoilage, largely offset by lower net write-downs to net realizable value for E&O inventory of $14.0 million, for the year ended September 30, 2019 compared with the prior year. The shrinkage and spoilage typically is incurred as a normal part of our business. However, $13.0 million of the total charge recorded in 2019 resulted from the Wesco 2020 initiative focused on warehouse consolidation.
 The $30.9 million increase in SG&A expenses largely reflects higher payroll and other personnel-related costs of $17.0 million, professional fees of $8.3 million, building and equipment costs of $4.3 million and marketing and travel expenses of $1.7 million. Increases in these areas primarily were driven by investments to execute Wesco 2020 initiatives, professional fees related to the Merger and personnel-related costs to support revenue growth. Wesco 2020 related costs totaled $35.6 million in the year ended September 30, 2019, compared with $20.4 million in the prior year. The majority of the increase is the result of execution steps that have a defined end point. Key examples include professional fees for consulting support, duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. Professional fees related to the Merger totaled $8.2 million in fiscal 2019. See Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the Merger. Partially offsetting these higher costs were savings achieved through Wesco 2020 initiatives of approximately $11.1 million in the year ended September 30, 2019. SG&A as a percent of net sales increased 0.4 percentage points compared with the prior year.

Interest Expense, Net

Interest expense, net was $51.0 million for the year ended September 30, 2019, an increase of $2.1 million compared to the year ended September 30, 2018. The increase was primarily due to an increase in interest rates, partially offset by lower average borrowings compared with the prior year.

(Provision) Benefit for Income Taxes

The income tax provision was $2.3 million for the year ended September 30, 2019, compared to $28.0 million for the year ended September 30, 2018. For the year ended September 30, 2019, our effective tax rate decreased 37.4 percentage points compared to the same period in the prior year primarily as a result of discrete tax adjustments. For the year ended September 30, 2018, the Company recorded as a result of the Tax Cuts and Jobs Act (the Tax Act) a provisional $37.7 million of charge to tax expense related to the remeasurement of deferred tax assets and liabilities, a provisional $37.7 million tax benefit related to the partial reversal of a previously recorded deferred tax liability for unremitted foreign earnings and a provisional $9.3 million charge to the tax expense related to the one-time tax imposed on accumulated earnings and profits of foreign operations (the Transition Tax). For the year ended September 30, 2019, we recorded a favorable $9.3 million adjustment to the Transition Tax which resulted from a higher utilization of foreign tax credits due to a change in the calculation method. Without consideration of discrete adjustments, our effective tax rate would have been 41.5% for the year ended September 30, 2019 and 28.4% for the year ended September 30, 2018. The increase of our effective tax rate without consideration of discrete adjustments reflects the impact of deemed income inclusion of certain foreign earnings and changes to the foreign tax credit provisions as a result of the Tax Act.

Equity Method Investment Impairment Charge

Our APAC segment has an investment in a joint venture in China for which we apply the equity method of accounting. During the three months ended June 30, 2019, we recorded a $3.0 million impairment resulting from a decline in the carrying value of this investment, which was determined to be other than temporary in nature. See further discussion of this impairment under “—Equity Method Investment” section above and in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. As of September 30, 2019, we did not identify any events or circumstances which would indicate a further decline in the fair value of our equity method investment that is other than temporary.

Net Income (Loss)

We reported net income of $21.4 million for the year ended September 30, 2019, compared to $32.7 million for the year ended September 30, 2018. The decrease of $11.3 million in net income primarily reflects a current year increase in SG&A expenses of $30.9 million, $3.0 million equity method investment impairment charge, an increase in interest expense of $2.1 million and $0.8 million increase in other expense, net, and a decrease in gross profit of $0.1 million, partially offset by a lower income tax provisions of $25.7 million and, as discussed above.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net Sales

 Consolidated net sales increased $141.0 million, or 9.9%, to $1,570.5 million for the year ended September 30, 2018 compared with $1,429.4 million for the year ended September 30, 2017. The $141.0 million increase reflects growth in chemical product sales, ad hoc sales and hardware Contract sales. Chemical product sales and hardware Contract sales together added $91.4 million of net sales and reflect both new business and a net increase for existing Contracts, partially offset by declines from Contract expirations. Ad hoc sales were also higher, increasing $49.6 million when compared with the prior year, reflecting growth at several key customers. Ad hoc and Contract sales as a percentage of net sales represented 24% and 76%, respectively, for 2018, which was unchanged from the prior year. The $141.0 million increase in net sales included $16.9 million from end-of-contract related sales.

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

The $34.1 million increase in SG&A expenses largely reflected increases in payroll and other personnel related costs of $15.5 million and professional fees of $15.9 million. The higher payroll and other personnel related costs were due in part to increased staffing in the second half of fiscal 2017 to implement new Contracts and to improve overall service to customers. Higher professional fees primarily reflect costs for outside consultants supporting the execution of the Company's Wesco 2020 initiative. Higher SG&A costs are reflected in a 0.5 percentage points increase in SG&A measured as a percent of net sales.

Interest Expense, Net

Interest expense, net was $48.9 million for the year ended September 30, 2018, which increased $9.1 million, compared to the year ended September 30, 2017. The increase was primarily due to both higher short-term borrowings and interest rates, partially offset by a lower amortization of deferred debt issuance costs when compared with the prior year which included a $2.3 million write-off of deferred debt issuance costs.

(Provision) Benefit for Income Taxes

The income tax provision was $28.0 million for the year ended September 30, 2018, compared to the income tax benefit of $10.9 million for the year ended September 30, 2017. For the year ended September 30, 2017, we recorded a consolidated pre-tax loss of $248.2 million which resulted in an income tax benefit yielding an effective tax rate of 4.4%. For the year ended September 30, 2018, our effective tax rate was 46.1%. The 41.7 percentage point change of the effective tax rate compared to the same period in the prior year resulted primarily from (1) a $311.1 million goodwill impairment charge, a portion of which is permanently not deductible for tax purposes resulting in a lower income tax benefit and (2) the establishment of a $15.1 million valuation allowance with respect to deferred tax assets for foreign tax credits resulting in a lower income tax benefit, both of which occurred during the year ended September 30, 2017 as well as (3) an unfavorable provisional tax adjustment related to the enactment of the Tax Act which occurred during the year ended September 30, 2018. The difference in effective tax rates between years was partially offset in the current year by a decrease of the U.S. federal statutory tax rate from 35% to 21% related to the enactment of the Tax Act. The tax rate change became effective as of January 1, 2018 and therefore favorably impacts only a portion of our fiscal year ending September 30, 2018.

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

Americas Segment

	Years Ended September 30,
Americas Results of Operations	2019	2018	2017
	(dollars in thousands)
Net sales	$1,384,675	$1,271,893	$1,142,366

Gross profit	340,692	329,828	284,285
Selling, general & administrative expenses	223,453	200,920	189,383
Goodwill impairment charge	—	—	308,403
Income (loss) from operations	$117,239	$128,908	$(213,501)

	(as a percentage of net sales, numbers rounded)
Gross profit	24.6%	25.9%	24.9%
Selling, general & administrative expenses	16.1%	15.8%	16.6%
Goodwill impairment charge	—%	—%	27.0%
Income (loss) from operations	8.5%	10.1%	(18.7)%

Year ended September 30, 2019 compared with the year ended September 30, 2018

Net Sales

Net sales for our Americas segment increased $112.8 million, or 8.9%, to $1,384.7 million for the year ended September 30, 2019, compared with $1,271.9 million for the year ended September 30, 2018. The $112.8 million increase reflects growth across all product groups including chemicals, ad hoc hardware and Contract hardware sales. For the year ended September 30, 2019, sales increased $67.2 million, $30.5 million and $15.1 million for chemical, ad hoc hardware and Contract hardware, respectively. In addition, approximately $9.6 million of the $112.8 million net sales increase in the current year represents higher revenue from end-of-contract related sales compared with the prior year.

Income (Loss) from Operations

Income from operations for our Americas segment for the year ended September 30, 2019 was $117.2 million compared with $128.9 million for the year ended September 30, 2018, a decrease of $11.7 million. The $11.7 million decrease resulted from an increase in SG&A expenses of $22.5 million, partially offset by higher gross profit of $10.9 million. Income from operations as a percentage of net sales was 8.5% for the year ended September 30, 2019 compared with 10.1% for the year ended September 30, 2018.

The $10.9 million increase in gross profit reflects the result of sales increases, partially offset by a decline in gross margin. A gross margin decline of 1.3 percentage points reflects lower margins on ad hoc hardware and Contract hardware sales. For ad hoc sales of hardware products, lower current year margins reflect more aggressive pricing to gain sales volume. For Contract hardware sales, margins on end-of-contract related sales were significantly higher in the prior year. In addition, there was a shift in product mix towards lower margin chemical and certain contracted hardware sales during the current year. The overall gross profit was impacted by $15.4 million of lower net write-downs to net realizable value for excess and obsolete inventory, largely offset by higher shrinkage and spoilage inventory adjustments of $14.1 million, for the year ended September 30, 2019 compared with the prior year. The shrinkage and spoilage typically is recorded as a normal part of our business. However, $13.0 million of the total charge recorded in 2019 resulted from the Wesco 2020 initiative focused on warehouse consolidation.

The $22.5 million increase in SG&A expenses largely reflects increases in payroll and other personnel related costs of $18.4 million, building and equipment costs of $3.5 million, professional fees of $0.4 million and marketing and travel expense of $1.2 million. Increases in these areas primarily were driven by investments to execute Wesco 2020 initiatives and personnel-related costs to support revenue growth. Wesco 2020 related costs totaled $15.5 million in fiscal 2019. The majority of the increase is the result of execution steps that have a defined end point. Key examples include professional fees for consulting support, duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. Partially offsetting these higher costs were savings achieved through Wesco 2020 initiatives of approximately $8.9 million in the year ended September 30, 2019. SG&A as a percent of net sales increased 0.3 percentage points.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net Sales

Net sales for our Americas segment increased $129.5 million, or 11.3%, to $1,271.9 million for the year ended September 30, 2018, compared with $1,142.4 million for the year ended September 30, 2017. The $129.5 million increase was due primarily to an increase in ad hoc sales, chemical product sales and hardware Contract sales, and $16.9 million from end-of-contract related sales.

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

EMEA Segment

	Years Ended September 30,
EMEA Results of Operations	2019	2018	2017
	(dollars in thousands)
Net sales	$260,617	$262,087	$258,072

Gross profit	51,401	$64,499	70,209
Selling, general & administrative expenses	49,622	46,573	45,071
Income from operations	$1,779	$17,926	$25,138

	(as a percentage of net sales, numbers rounded)
Gross profit	19.7%	24.6%	27.2%
Selling, general & administrative expenses	19.0%	17.8%	17.5%
Income from operations	0.7%	6.8%	9.7%

Year ended September 30, 2019 compared with the year ended September 30, 2018

Net Sales

Net sales for our EMEA segment decreased $1.5 million, or 0.6%, to $260.6 million for the year ended September 30, 2019, compared with $262.1 million for the year ended September 30, 2018. For the year ended September 30, 2019, sales declined $5.3 million and $1.6 million for ad hoc hardware and chemical, respectively, partially offset by an increase in Contract hardware sales of $5.4 million, compared with the prior year. The $1.5 million decrease primarily reflects unfavorable pricing and a decline in ad hoc hardware sales volume, and to lesser degree, chemical product sales volume. The chemical sales volume decline was caused primarily by temporary execution issues.

Income from Operations

Income from operations for our EMEA segment declined $16.1 million, or 90.1%, to $1.8 million for the year ended September 30, 2019, compared to $17.9 million for the year ended September 30, 2018. The $16.1 million decline in income from operations was comprised of a decline in gross profit of $13.1 million and an increase in SG&A expenses of $3.0 million. Income from operations as a percentage of net sales was 0.7% for the year ended September 30, 2019, compared to 6.8% for the year ended September 30, 2018, a decrease of 6.1 percentage points.

The $13.1 million decline in gross profit was primarily driven by lower ad hoc hardware sales volume and chemical sales volume as well as a gross margin decline on hardware Contract sales, chemical sales and ad hoc hardware sales compared with the same period in the prior year. Average gross margins declined 4.9 percentage points primarily reflecting more aggressive pricing for hardware products including for certain Contract renewals, the impact of weaker Euro and British Pound exchange rates versus the U.S. Dollar for local currency denominated business primarily related to chemical sales, a higher volume of chemical pass-through revenues, higher logistics costs for certain chemicals Contracts, and higher shrinkage and spoilage inventory adjustment, partially offset by lower E&O inventory write-downs to net realizable value.

The $3.0 million increase in SG&A expenses primarily reflects increases in professional fees of $1.8 million, warehouse-related expense incurred to dispose of expired chemicals of $0.4 million, travel expense of $0.3 million, and depreciation expense of $0.4 million. Increases in these areas primarily were driven by investments to execute Wesco 2020 initiatives. Wesco 2020 related costs totaled $3.5 million in the year ended September 30, 2019. The majority of the increase is the result of execution steps that have a defined end point. Key examples include professional fees for consulting support, duplicative staffing costs required during transition and consolidation of single product warehouses into multi-product service centers, severance expense and project performance incentives. Partially offsetting these higher costs were savings achieved through Wesco 2020 initiatives of approximately $2.2 million in the year ended September 30, 2019. SG&A as a percent of net sales increased 1.2 percentage points.

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

APAC Segment

	Years Ended September 30,
APAC Results of Operations	2019	2018	2017
	(dollars in thousands)
Net sales	$51,158	$36,470	$28,991

Gross profit	11,000	8,829	7,413
Selling, general & administrative expenses	6,420	6,812	4,874
Goodwill impairment charge	—	—	2,711
Income (loss) from operations	$4,580	$2,017	$(172)

	(as a percentage of net sales, numbers rounded)
Gross profit	21.5%	24.2%	25.6%
Selling, general & administrative expenses	12.5%	18.7%	16.8%
Goodwill impairment charge	—%	—%	9.4%
Income (loss) from operations	9.0%	5.5%	(0.6)%

Year ended September 30, 2019 compared with the year ended September 30, 2018

Net Sales

Net sales for our APAC segment increased $14.7 million, or 40.3%, to $51.2 million for the year ended September 30, 2019, compared with $36.5 million for the year ended September 30, 2018. For the year ended September 30, 2019, sales increased $7.4 million, $4.3 million and $3.0 million for Contract hardware, chemical and ad hoc hardware, respectively. The increase reflects volume increases in Contract hardware sales, chemical sales and ad hoc hardware sales, compared with the prior year, partially offset by decreases in pricing of ad hoc hardware sales.

Income (Loss) from Operations

Income from operations of our APAC segment for the year ended September 30, 2019 was $4.6 million compared with $2.0 million for the prior year. The $2.6 million increase in income from operations was primarily due to an increase in gross profit of $2.2 million and a decrease in SG&A expenses of $0.4 million. Income from operations as a percentage of net sales increased 3.5 percentage points compared with the same period in the prior year.

The $2.2 million increase in gross profit was primarily driven by increases in hardware Contract sales, chemical sales and ad hoc hardware sales compared with the same period in the prior year. Average gross margins declined 2.7 percentage points due primarily to a weaker sales mix and lower margins for ad hoc hardware sales, partially offset by higher margins for hardware Contract sales and chemical sales compared with the prior year.

The $0.4 million decrease in SG&A expenses was due primarily to decreases in payroll and other personnel related costs of $0.9 million, partially offset by an increase in other SG&A expenses of $0.5 million, reflecting investment made to grow the business in this region. SG&A as a percent of net sales decreased 6.2 percentage points.

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

Unallocated Corporate Costs

	Selling, General and Administrative Expenses
Years Ended September 30,	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
2019	$223,453	$49,622	$6,420	$45,086	$324,581
2018	200,920	46,573	6,812	39,383	293,688
2017	189,383	45,071	4,874	20,260	259,588

SG&A expenses for the Americas, EMEA and APAC segments are discussed previously. Following are discussions on SG&A expenses not allocated to the three segments.

Year ended September 30, 2019 compared with the year ended September 30, 2018

Unallocated corporate costs were $5.7 million higher than the prior year, primarily driven by an increase in professional fees of $6.1 million, partially offset by decreases in payroll and other personnel related costs of $0.4 million. Unallocated costs included $16.6 million of Wesco 2020 costs in the year ended September 30, 2019 compared to $17.8 million for the prior year. Total SG&A expenses related to Wesco 2020 initiatives were $35.6 million for the year ended September 30, 2019, of which $15.5 million was allocated to the Americas segment, $3.5 million was allocated to the EMEA segment and $16.6 million was included in the unallocated corporate costs. Professional fees were $28.3 million for the year ended September 30, 2019 as compared to $22.2 million for the period year, an increase of $6.1 million due primarily to $8.2 million professional fee costs related to the Merger, partially offset by a decrease of $2.1 million in other professional fees. See Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the Merger.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Unallocated corporate costs were $19.1 million higher than the prior year, primarily driven by increases in professional fees of $15.9 million mainly reflecting costs for outside consultants assisting with the Company's Wesco 2020 initiative, stock-based compensation expense of $2.3 million, and payroll and other personnel related costs of $0.3 million.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and available borrowings under our revolving facility. We have historically funded our operations, debt payments, capital expenditures and discretionary funding needs from our cash from operations. We had total available cash and cash equivalents of $38.0 million and $46.2 million as of September 30, 2019 and 2018, respectively, of which $20.3 million, or 53.4%, and $21.3 million, or 46.1%, was held by our foreign subsidiaries as of September 30, 2019 and 2018, respectively. None of our cash and cash equivalents consisted of restricted cash and cash equivalents as of September 30, 2019 or 2018. All of our foreign cash and cash equivalents are readily convertible into U.S. dollars or other foreign currencies.

Our primary uses of cash currently are for:

•	operating expenses;

•	working capital requirements to fund the growth of our business;

•	capital expenditures that primarily relate to IT equipment, software development and implementation and our warehouse operations; and

•	debt service requirements for borrowings under the Credit Facilities (as defined below under “—Credit Facilities”).

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows, including for investment in working capital to fund growth in our operations, it is necessary from time to time to borrow under our revolving facility to meet cash demands. Provided we are in compliance with applicable covenants, we can borrow up to $180.0 million on our revolving credit facility, of which $173.0 million was available as of September 30, 2019. We anticipate that cash provided by operating activities, cash and cash equivalents and borrowing capacity under our revolving facility will be sufficient to meet our cash requirements for the next twelve months. For additional information about our revolving facility, see “—Credit Facilities” below. As of September 30, 2019, we did not have any material capital expenditure commitments.

Cash Flows

Our cash and cash equivalents decreased by $8.2 million during the year ended September 30, 2019. The decrease primarily reflects our focus to reduce cash balances while we have borrowings under our revolving facility.

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Years Ended September 30,
Consolidated statements of cash flows data:	2019	2018	2017
Net Income (loss)	$21,369	$32,654	$(237,346)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	53,605	69,753	346,433
Subtotal	74,974	102,407	109,087
Changes in working capital assets and liabilities	11,398	(84,539)	(136,015)
Net cash provided by (used in) operating activities	86,372	17,868	(26,928)

Net cash used in investing activities	(21,121)	(5,666)	(8,923)

Net cash (used in) provided by financing activities	(73,104)	(27,144)	20,645

Effect of foreign currency exchange rate on cash and cash equivalents	(335)	(461)	(230)
Net decrease in cash and cash equivalents	$(8,188)	$(15,403)	$(15,436)

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

Year ended September 30, 2019 compared with the year ended September 30, 2018

Our operating activities generated $86.4 million of cash in the year ended September 30, 2019, an increase of $68.5 million as compared to the year ended September 30, 2018.  The $68.5 million increase in net cash provided by operating activities reflects a series of year-over-year differences reflected in working capital changes which increased cash provided by operations for $95.9 million, partially offset by a $27.4 million decrease in cash provided from net income excluding non-cash items. Comparing 2019 to 2018, the key working capital changes include:

•	a $92.5 million favorable change as a result of lower cash used for inventory due to improved inventory management,

•	a $40.4 million favorable difference in the change for accounts payable due to the timing of payments and accruals,

•	a $17.1 million unfavorable impact due to higher accounts receivable largely driven by the timing of collections along with increased sales,

•
a $12.7 million unfavorable impact due to a change in accrued expenses and other liabilities as a result of the timing of accruals and actual payments, $8.2 million of which was for professional fees related to the Merger (see Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the Merger),

•	a $5.8 million unfavorable difference in the change in prepaid expenses and other assets, and

•	a net $1.4 million unfavorable net change in income taxes payable and income taxes receivable.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Our operating activities generated $17.9 million of cash in the year ended September 30, 2018, an increase of $44.8 million as compared to the year ended September 30, 2017.  The increase in net cash provided by operating activities of $44.8 million reflects a $6.7 million decline in cash provided from net income excluding non-cash items, which was more than offset by a series of year-over-year differences reflected in balance sheet changes reducing cash used for operations by $51.5 million.

Investing Activities

Our investing activities used $21.1 million, $5.7 million and $8.9 million of cash in the years ended September 30, 2019, 2018 and 2017, respectively. Investing activities consist primarily of software development and implementation and the purchase of property and equipment related to Wesco 2020 initiatives.

Financing Activities

Our financing activities used $73.1 million of cash in the year ended September 30, 2019, which consisted of a net $48.0 million reduction of borrowings under our revolving credit facility ($143.0 million repayment and $95.0 million of borrowings) and $20.0 million repayments of our long-term debt, $2.9 million for repayments of our capital lease obligations and a $2.2 million settlement for restricted stock tax withholding.

Our financing activities used $27.1 million of cash in the year ended September 30, 2018 consisted of a net $1.0 million reduction of borrowings under our revolving credit facility ($68.5 million repayment and $67.5 million of borrowings) and $20.0 million repayments of long-term debt, $3.0 million for repayments of our capital lease obligations, a $1.9 million payment for debt issuance costs and a $1.3 million settlement for restricted stock tax withholding.

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

As of September 30, 2019, our outstanding indebtedness under our Credit Facilities was $786.6 million, which consisted of (1) $340.0 million of indebtedness under the term loan A facility, (2) $440.6 million of indebtedness under the term loan B facility, and (3) $6.0 million of indebtedness under the revolving facility. As of September 30, 2019, $173.0 million was available for borrowing under the revolving facility to fund our operating and investing activities under the terms and any covenants contained in the Credit Agreement.

The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. We have paid in advance all the required quarterly installments until the term loan B reaches its maturity. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. The revolving facility expires on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. In the event the Merger Agreement is terminated, we may need to refinance our outstanding indebtedness under our Credit Facilities or take other actions in advance of these maturity dates to allow us to service our debt. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business and Industry—Our substantial indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.”

As disclosed in Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 4.75 for the quarter ended September 30, 2019. As of September 30, 2019, we were in compliance with the financial covenant as our Consolidated Total Leverage Ratio was 3.86.

As also disclosed in Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, the Excess Cash Flow Percentage (as such term is defined in the Credit Agreement) is 75%, provided that the Excess Cash Flow Percentage shall be reduced to (1) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (2) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (3) 0%, if the Consolidated Total Leverage Ratio is less than 2.50. Based on full year results for the year ended September 30,

2019, we expect there will be a requirement to make a prepayment under the Excess Cash Flow requirement as defined in the Credit Agreement if the Credit Facilities have not been terminated as related to the Merger or otherwise. The payment is currently estimated to be approximately $30.1 million and will be required by February 24, 2020. In accordance with the terms of the Credit Agreement, we will make a final determination of the Excess Cash Flow payment by February 5, 2020. The finally determined payment is not expected to exceed the current estimate of $30.1 million and may be less than $30.1 million. The Excess Cash Flow payment can be funded out of the revolving facility which we believe will have adequate available borrowing capacity to make such payment. See Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the Merger.

The Credit Agreement also contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. As of September 30, 2019, we were in compliance with all of the foregoing covenants.

A breach of the Consolidated Total Leverage Ratio covenant or any of other covenants contained in the Credit Agreement could result in an event of default in which case the lenders may elect to declare all outstanding amounts to be immediately due and payable. If the debt under the Credit Facilities were to be accelerated, our available cash would not be sufficient to repay our debt in full.

Contractual Obligations

The following table is a summary of contractual cash obligations at September 30, 2019 (in thousands):

		Payments Due by Period
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Long-term debt obligations (1)	$827,992	$86,828	$741,164	$—	$—
Borrowings under the revolving facility (2)	7,137	7,015	122	—	—
Capital lease obligations	2,584	1,600	860	124	—
Operating lease obligations	104,776	13,973	20,010	14,134	56,659
Total by period	942,489	$109,416	$762,156	$14,258	$56,659
Other long-term liabilities (uncertainty in the timing of future payments) (3)	1,584
Total (4)	$944,073

(1)
Includes both principal and estimated variable interest expense payments. The interest rate used to calculate the estimated future variable interest expense is based on the actual interest rate applicable to the Company’s indebtedness as of September 30, 2019, which was 5.05% for the term loan A facility and 4.55% for the term loan B facility. The actual variable interest expense paid by the Company in the future may vary from what is presented above. Investors should refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” and “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for additional information.

(2)
Includes both principal, estimated variable interest expense payments and estimated undrawn fees. The interest rate used to calculate the estimated future variable interest expense is based on the weighted-average actual interest rate of 5.04% applicable to the Company’s borrowings under the revolving facility as of September 30, 2019. The actual variable interest expense paid by the Company in the future may vary from what is presented above. Investors should refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” and “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for additional information.

(3)
Other long-term liabilities include long-term hedge liabilities. Due to the uncertainty in the timing of future payments, long-term hedge liabilities of approximately $1.6 million were presented as one aggregated amount in the total column on a separate line in this table.

(4)
In addition to the contractual obligations noted in the table below, the Company may issue purchase orders to suppliers in the ordinary course of business to purchase inventory in advance of expected delivery at lead-times that vary based on a variety of factors specific to individual suppliers and circumstances. As of September 30, 2019, the Company had approximately $537.0 million of these open purchase orders that are not included in the table below. In most cases, open purchase orders for products that have not yet entered the supplier’s production process can be cancelled without incurring significant termination fees or other penalties. For industry standard products, once production has begun, cancellation of an open purchase order may require payment of a termination fee or other adjustments to the pricing of the uncancelled portion of the applicable order which generally are insignificant in amount and typically subject to negotiation. For proprietary products, a cancellation fee may apply or we may be required to pay up to the full purchase price for the cancelled product if we cancel after the start of the production process. However, in many cases, our customers are contractually obligated to pay the costs associated with the cancellation of such proprietary parts.

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

Foreign Currency Exposure

We operate on an international basis with a portion of our revenue and expenses transacted in currencies other than the U.S. dollar. During the years ended September 30, 2019 and 2018, 27% and 28%, respectively, of our net sales were made by our foreign subsidiaries, and our total net sales to customers outside the U.S. represented 32% and 33%, respectively, of our total net sales. The majority of our foreign sales are denominated in U.S. dollars and our major foreign subsidiaries have U.S. dollar functional currencies. We are exposed to three types of foreign currency exposure: economic exposure (which could impact our operating margins where the proportions of revenue and expenses denominated in a foreign currency are different), transactional exposure (which could result in foreign currency transaction gains or losses) and translation impacts (which could impact the amount of revenues, expenses, assets and liabilities reported in U.S. dollars).

Wesco Aircraft EMEA’s revenues and product costs are predominately denominated in U.S. dollars while its operating expenses are predominately denominated in British pounds. When our subsidiaries have revenues or expenses denominated in currencies other than their functional currencies, exchange rate movements can impact the operating margins reported by the subsidiaries. Due to the relative size of its operations, Wesco Aircraft EMEA represents our primary economic exposure with respect to foreign currency fluctuations. A hypothetical 10% weakening of the U.S. dollar against the British pound would have decreased our operating profit by $4.1 million and a hypothetical 10% weakening of the U.S. dollar against the euro would have decreased our operating profit by $1.3 million.

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

From time to time, we enter into currency forward and option contracts to limit exposure to foreign currency exchange rate changes and will continue to monitor our exposure to foreign currency exchange rate changes. As of September 30, 2019, we had no outstanding currency forward and option contracts. We do not enter into currency forward and option contracts for trading or speculative purposes.

Interest Rate Risk

Our principal interest rate exposure relates to our Credit Facilities, which bear interest at a variable rate. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” If interest rates rise, our debt service obligations on the borrowings under the Credit Facilities would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. If variable interest rates were to increase by 1.0%, our interest expense would increase $7.9 million per year, without taking into account the effect of any hedging instruments.

We periodically enter into interest rate swap agreements to manage interest rate risk on our borrowing activities. On September 30, 2019, we had two interest rate swap agreements, which effectively fixed our interest rate on variable rate debt of $380.8 million to 2.7900% plus the applicable margin. See further discussion on our derivative financial instruments in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Fuel Price Risk

Our principal direct exposure to increases in fuel prices is as a result of potential increased freight costs caused by fuel surcharges or other fuel cost-driven price increases implemented by the third-party package delivery companies on which we rely. Our annual freight costs (which consists of in-bound and out-bound freight-related costs, net of freight revenue) during the years ended September 30, 2019 and 2018 were $34.1 million and $29.7 million, respectively, and as a result, we do not believe the impact of these potential fuel surcharges or fuel cost-driven price increases would have a material impact on our business, financial condition and results of operations. However, increases in fuel prices may have an indirect material adverse effect on our business, financial condition and results of operations, as such increases may contribute to decreased airline profitability and, as a result, decreased demand for new commercial aircraft that utilize the products we sell. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business and Industry—We may be materially adversely affected by high fuel prices.” We do not use derivatives to manage our exposure to fuel prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wesco Aircraft Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wesco Aircraft Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019 including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment -- Americas and Europe, Middle East and Africa (EMEA) reporting units

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $266.6 million as of September 30, 2019, and the goodwill associated with the Americas and EMEA reporting units was $204.2 million and $51.2 million, respectively. Goodwill impairment testing is performed at the reporting unit level on July 1 of each year, or more frequently when an event occurs or circumstances change such that it is more likely than not that the carrying amount may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the Company’s reporting units is determined using a combination of a discounted cash flow analysis and market earnings multiples. As described in Note 2 by management, the determination of fair value using a discounted cash flow analysis requires the use of key judgments, estimates and assumptions including revenue growth rates, projected operating margins, changes in working capital, terminal values, and discount rates. The determination of fair value using market earnings multiples requires the use of key judgments, estimates and assumptions related to projected earnings and applying those amounts to earnings multiples using appropriate peer companies. Management develops the Company’s projected earnings using the same judgments, estimates, and assumptions used in the discounted cash flow analysis. As disclosed by management, for the Americas and EMEA reporting units, the fair value was in excess of carrying value by 29% and 10%, respectively.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the Americas and EMEA reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating significant assumptions used in management’s cash flow projections including revenue growth rates, projected operating margins, changes in working capital, terminal values, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model and market earnings multiples model; testing the completeness, accuracy and relevance of underlying data used in the models; and evaluating the significant assumptions used by management, including revenue growth rates, projected operating margins, changes in working capital, terminal values and discount rates. Evaluating management’s assumptions related to revenue growth rates, projected operating margins and changes in working capital involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of each reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model, market earnings multiples model, and certain significant assumptions, including the terminal values and discount rates.

Valuation of Hardware Inventory

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s inventory is stated at the lower of cost or net realizable value and includes hardware inventory. As of September 30, 2019, the consolidated inventory balance was $863 million. Management recorded an additional expense for excess and obsolete (E&O) related provisions of $28 million for the year ended September 30, 2019 to write down E&O hardware inventory to net realizable value. Management records provisions to write down hardware inventory to estimated net realizable value and uses subjective judgments and estimates including the forecasted demand for each part. The forecasted demand considers a number of factors, including historical sales trends, current and forecasted customer demand, including customer liability provisions based on selected contractual rights, consideration of available sales channels and the time horizon over which management expects the hardware part to be sold.

The principal considerations for our determination that performing procedures relating to the valuation of inventory is a critical audit matter are there was significant judgment by management when developing the forecasted demand for each part which is used to determine E&O hardware inventory. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the reasonableness of forecasted demand, including judgments and estimates over historical sales trends, current and forecasted customer demand, including customer liability provisions based on selected contractual rights, consideration of available sales channels, and the time horizon over which parts are expected to be sold.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the Company’s inventory, including judgments and estimates related to the forecasted demand, including factors related to historical sales trends, current and forecasted customer demand, including customer liability provisions based on selected contractual rights, consideration of available sales channels, and the time horizon over which parts are expected to be sold. These procedures also included, among others, testing source data, inputs, assumptions and methods used by management in the estimate of forecasted demand to determine E&O hardware inventory. Evaluating management’s factors related to forecasted demand involved evaluating whether judgments and estimates used by management were reasonable considering (i) whether the quantities were reasonable considering historical demand and projected demand based on customer purchasing patterns, (ii) customer contracts, and (iii) industry trends.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 25, 2019

We have served as the Company's auditor since 2006.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	As of September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$38,034	$46,222
Accounts receivable, net of allowance for doubtful accounts of $2,849 and $2,877 at September 30, 2019 and 2018, respectively	327,885	283,775
Inventories	861,186	884,212
Prepaid expenses and other current assets	17,284	15,291
Income taxes receivable	3,403	2,017
Total current assets	1,247,792	1,231,517
Property and equipment, net	55,619	44,205
Deferred debt issuance costs, net	1,522	2,827
Goodwill	266,644	266,644
Intangible assets, net	148,508	163,438
Deferred income tax assets	61,116	65,135
Other assets	13,597	15,710
Total assets	$1,794,798	$1,789,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$220,602	$180,494
Accrued expenses and other current liabilities	62,792	42,767
Income taxes payable	3,162	2,295
Capital lease obligations, current portion	1,584	2,205
Short-term borrowings and current portion of long-term debt	56,107	74,000
Total current liabilities	344,247	301,761
Capital lease obligations, less current portion	1,000	2,329
Long-term debt, less current portion	725,584	771,777
Deferred income tax liabilities	1,282	2,803
Other liabilities	9,345	18,337
Total liabilities	1,081,458	1,097,007
Commitments and contingencies (see Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value per share: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.001 par value, 950,000,000 shares authorized, 100,031,244 and 99,557,885 shares issued and outstanding at September 30, 2019 and 2018, respectively	100	99
Additional paid-in capital	451,670	444,531
Accumulated other comprehensive loss	(90,618)	(82,980)
Retained earnings	352,188	330,819
Total stockholders’ equity	713,340	692,469
Total liabilities and stockholders’ equity	$1,794,798	$1,789,476

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share data)

	Years Ended September 30,
	2019	2018	2017
Net sales	$1,696,450	$1,570,450	$1,429,429
Cost of sales	1,293,357	1,167,294	1,067,522
Gross profit	403,093	403,156	361,907
Selling, general and administrative expenses	324,581	293,688	259,588
Goodwill impairment charge	—	—	311,114
Income (loss) from operations	78,512	109,468	(208,795)
Interest expense, net	(51,023)	(48,880)	(39,821)
Other (expense) income, net	(816)	24	369
Income (loss) before income taxes and equity method investment impairment charge	26,673	60,612	(248,247)
(Provision) benefit for income taxes	(2,338)	(27,958)	10,901
Income (loss) before equity method investment impairment charge	24,335	32,654	(237,346)
Equity method investment impairment charge	(2,966)	—	—
Net income (loss)	21,369	32,654	(237,346)
Other comprehensive loss, net of income taxes:
Change in net foreign currency translation adjustment	(2,137)	(1,862)	(7,138)
Change in net unrealized holding (loss) gain on derivatives	(5,501)	3,937	2,073
Other comprehensive (loss) income, net of income taxes	(7,638)	2,075	(5,065)
Comprehensive income (loss)	$13,731	$34,729	$(242,411)

Net income (loss) per share:
Basic	$0.21	$0.33	$(2.40)
Diluted	$0.21	$0.33	$(2.40)

Weighted average shares outstanding:
Basic	99,607,171	99,156,998	98,700,879
Diluted	100,239,116	99,500,477	98,700,879

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2016	98,614,908	$99	$427,295	$(79,561)	$535,082	$882,915
Issuance of common stock	835,994	—	2,964	—	—	2,964
Settlement on restricted stock tax withholding	—	—	(1,072)	—	—	(1,072)
Stock-based compensation expense	—	—	7,335	—	—	7,335
Net loss	—	—	—	—	(237,346)	(237,346)
Other comprehensive loss	—	—	—	(5,065)	—	(5,065)
Balance at September 30, 2017	99,450,902	99	436,522	(84,626)	297,736	649,731
Issuance of common stock	106,983	—	78	—	—	78
Settlement on restricted stock tax withholding	—	—	(1,321)	—	—	(1,321)
Effect of adoption of accounting standard	—	—	—	(429)	429	—
Stock-based compensation expense	—	—	9,252	—	—	9,252
Net income	—	—	—	—	32,654	32,654
Other comprehensive income	—	—	—	2,075	—	2,075
Balance at September 30, 2018	99,557,885	99	444,531	(82,980)	330,819	692,469
Issuance of common stock	473,359	1	36	—	—	37
Settlement on restricted stock tax withholding	—	—	(2,200)	—	—	(2,200)
Stock-based compensation expense	—	—	9,303	—	—	9,303
Net income	—	—	—	—	21,369	21,369
Other comprehensive loss	—	—	—	(7,638)	—	(7,638)
Balance at September 30, 2019	100,031,244	$100	$451,670	$(90,618)	$352,188	$713,340

See the accompanying notes to the consolidated financial statements.

Wesco Aircraft Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended September 30,
	2019	2018	2017
Operating activities
Net income (loss)	$21,369	$32,654	$(237,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,376	29,256	28,352
Amortization of deferred debt issuance costs	5,220	5,688	6,143
Bad debt and sales return reserve	223	220	225
Stock-based compensation expense	9,303	9,252	7,335
Net inventory provision (see Note 5)	2,744	16,780	12,900
Goodwill impairment charge	—	—	311,114
Equity method investment impairment charge	2,966	—	—
Deferred income taxes	4,257	9,172	(21,070)
Other non-cash items	(484)	(615)	1,434
Subtotal	74,974	102,407	109,087
Changes in assets and liabilities:
Accounts receivable	(45,500)	(28,393)	(8,531)
Income tax receivable	(1,436)	1,544	(2,159)
Inventories	19,424	(73,106)	(129,772)
Prepaid expenses and other assets	(5,478)	365	(5,989)
Accounts payable	36,933	(3,430)	2,201
Accrued expenses and other liabilities	6,564	19,252	11,761
Income tax payable	891	(771)	(3,526)
Net cash provided by (used in) operating activities	86,372	17,868	(26,928)

Investing activities
Purchase of property and equipment	(21,121)	(5,666)	(8,923)
Net cash used in investing activities	(21,121)	(5,666)	(8,923)

Financing activities
Proceeds from short-term borrowings	95,000	67,500	77,000
Repayments of short-term borrowings	(143,000)	(68,500)	(22,000)
Repayments of long-term debt	(20,000)	(20,000)	(21,344)
Debt issuance costs	—	(1,900)	(12,796)
Repayments of capital lease obligations	(2,941)	(3,001)	(2,107)
Net proceeds from exercise of stock options	37	78	2,964
Settlement on restricted stock tax withholding	(2,200)	(1,321)	(1,072)
Net cash (used in) provided by financing activities	(73,104)	(27,144)	20,645
Effect of foreign currency exchange rate on cash and cash equivalents	(335)	(461)	(230)
Net decrease in cash and cash equivalents	(8,188)	(15,403)	(15,436)
Cash and cash equivalents, beginning of period	46,222	61,625	77,061
Cash and cash equivalents, end of period	$38,034	$46,222	$61,625

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

In addition to the central stocking facilities, we use a network of forward stocking locations to service customers in a JIT and or ad hoc manner. There are 55 administrative, sales and/or stocking facilities around the world with concentrations in North America and Europe. In addition to product fulfillment, we also provide comprehensive supply chain management services for selected customers. These services include procurement and JIT inventory management and delivery services.

Acquisition of Wesco by Platinum

On August 8, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Wolverine Intermediate Holding II Corporation, a Delaware corporation (Parent), and Wolverine Merger Corporation, a Delaware corporation and a direct wholly owned subsidiary of Parent (Merger Sub). Parent and Merger Sub are affiliates of Platinum Equity Advisors, LLC, a U.S.-based private equity firm.

The Merger Agreement provides that, among other things and subject to the terms and conditions set forth therein, (1) Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the Merger), and (2) at the effective time of the Merger (the Effective Time), and as a result of the Merger, each share of common stock, par value $0.001 per share, of the Company (each a Share and collectively, the Shares), that is issued and outstanding immediately prior to the Effective Time, other than shares to be cancelled pursuant to the terms of the Merger Agreement or Dissenting Shares (as defined in the Merger Agreement), shall be automatically converted into the right to receive $11.05 in cash, without interest, subject to any withholding of taxes required by applicable law.

The closing of the Merger is subject to various closing conditions, including, as of the date hereof, (1) the receipt of requisite competition and merger controls approval in the United Kingdom, (2) the absence of any order of any court of competent jurisdiction or any other Governmental Entity (as defined in the Merger Agreement) enjoining or prohibiting the consummation of the Merger which continues to be in effect, and (3) subject to Company Material Adverse Effect (as defined in the Merger Agreement) and other customary materiality qualifications, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. The closing of the Merger is not subject to a financing condition. Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Merger may close in the fourth calendar quarter of 2019 or early in the first calendar quarter of 2020. Upon the closing of the Merger, the Shares will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of majority-owned and controlled subsidiaries. All intercompany accounts, transactions and profits have been eliminated. When we do not have a controlling interest in an entity, but exert significant influence over the entity, we apply the equity method of accounting. Our financial statements have been prepared under the assumption that our Company will continue as a going concern. Our fiscal year ends September 30.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, variable considerations in contract revenue recognition, receivable valuations and allowance for sales returns, inventory valuations of excess and obsolescence (E&O) inventories, the useful lives of long-lived assets including property, equipment and intangible assets, annual goodwill and indefinite-lived asset impairment assessment, stock-based compensation, income taxes and contingencies. Actual results could differ from such estimates.

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

Our allowance for doubtful accounts activity consists of the following (in thousands):

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charges to Expenses	Write-offs	Balance at End of Period
Year ended September 30, 2019	$2,877	$276	$(304)	$2,849
Year ended September 30, 2018	3,109	(27)	(205)	2,877
Year ended September 30, 2017	3,846	(133)	(604)	3,109

Inventories

Inventories are stated at the lower of cost or net realizable value. The method by which amounts are removed from inventory and relieved to cost of sales is the weighted average cost for all inventory, except for chemical products for which the first-in, first-out method is used. In-bound freight-related costs of $1.5 million, $1.2 million and $1.5 million as of September 30, 2019, 2018, and 2017, respectively, are included as part of the cost of inventory held for resale.

We record E&O provisions, as appropriate, to write down inventory to estimated net realizable value. The components of our inventory are subject to different risks of E&O. Our hardware inventory, which does not decay or have a pre-determined shelf life, bears a higher risk of having excess quantities than becoming obsolete due to spoilage. We continually assess and refine our methodology for evaluating E&O inventory based on current facts and circumstances. Our hardware inventory E&O assessment requires the use of subjective judgments and estimates, including the forecasted demand for each part. The forecasted demand considers a number of factors, including historical sales trends, current and forecasted customer demand, including customer liability provisions based on selected contractual rights, consideration of available sales channels and the time horizon over which we expect the hardware part to be sold. In addition, we record provisions for shrinkage based upon operational activity in the warehouses. Inventory shrinkage and spoilage estimates are made to reduce the inventory value for lost items. We perform physical inventory counts and cycle counts throughout the year and adjust the shrink and spoilage provision accordingly.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation, generally computed using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the assets. Expenditures for repair and maintenance costs are expensed as incurred, and expenditures for major renewals and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in the consolidated statements of comprehensive income (loss). The useful lives for depreciable assets are as follows:

Buildings and improvements	2 - 39.5 years
Machinery and equipment	5 - 7 years
Furniture and fixtures	7 years
Vehicles	5 years
Computer hardware and software	3 - 7 years

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors we consider include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. We have determined that our asset group for impairment testing comprises assets and liabilities of each of our reporting units, which consist of the Americas, Europe, Middle-East and Africa (EMEA) and Asia Pacific (APAC) reporting units (see change in our reporting units discussed under "Goodwill and Indefinite-Lived Intangible Assets" below). We have identified customer relationships as the primary asset because it is the principal asset from which the reporting units derive their cash flow generating capacity and has the longest remaining useful life. Recoverability is assessed by comparing the carrying value of the asset group to the undiscounted cash flows expected to be generated by these assets, which is a Level 3 fair value measurement (see fair value hierarchy discussion under Fair Value of Financial Instruments below). Impairment losses are measured as the amount by which the carrying values of the primary assets exceed their fair values.

Indefinite-lived intangibles consist of a trademark, for which we estimate fair value and compare such fair value to the carrying amount. If the carrying amount of the trademark exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of July 1, 2019 and 2018, our trademark was not impaired.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the term of the related credit arrangement; such amortization is included in interest expense in the consolidated statements of comprehensive income (loss). Amortization of deferred debt issuance costs was $5.2 million, $5.7 million and $6.1 million for the years ended September 30, 2019, 2018 and 2017, respectively. As of September 30, 2019 and 2018, the remaining unamortized deferred debt issuance costs are $6.4 million and $11.6 million, respectively, of which $4.9 million and $8.8 million, respectively, was offset against the long-term debt. The remaining unamortized deferred debt issuance costs related to the revolving credit facility was presented on our balance sheet as deferred debt issuance costs, net.

Goodwill

Goodwill, which represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination, and other acquired intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually or more frequently when an event occurs or circumstances change such that it is more likely than not that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill and indefinite-lived intangibles asset impairment testing is performed at the reporting unit level on July 1 of each year. We have one reporting unit under each of the three operating segments, Americas, EMEA and APAC.

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

The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of our reporting units is determined using a combination of a discounted cash flow analysis (income approach) and market earnings multiples (market approach). These fair value approaches require significant management judgment and estimate. The determination of fair value using a discounted cash flow analysis requires the use of key judgments, estimates and assumptions including revenue growth rates, projected operating margins, changes in working capital, terminal values, and discount rates. We develop these key estimates and assumptions by considering our recent financial performance and trends, industry growth projections, and current sales pipeline based on existing customer contracts and the timing and amount of future contract renewals. The determination of fair value using market earnings multiples also requires the use of key judgments, estimates and assumptions related to projected earnings and applying those amounts to earnings multiples using appropriate peer companies. We develop our projected earnings using the same judgments, estimates, and assumptions used in the discounted cash flow analysis. If the fair value exceeds the carrying value of a reporting unit, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of a reporting unit, the second step measures the impairment loss, if any.

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

Typically, our master purchase contracts with our customers run for three to five years without minimum purchase requirements annually or for over the term of the contract, and contain termination for convenience provisions that generally allow for our customers to terminate their contracts on short notice without meaningful penalties. Pursuant to ASC 606, we have concluded that for revenue recognition purposes, our customers’ purchase orders (POs) are considered contracts, which are supplemented by certain contract terms such as service fee arrangements and variable price considerations in our master purchase contracts. The POs are typically fulfilled within one year.

Our contracts for hardware and chemical product sales have a single performance obligation. Revenues from these contract sales are recognized when we have completed our performance obligation, which occurs at a point in time, typically upon transfer of control of the products to the customer in accordance with the terms of the sales contract. Services under our hardware just-in-time (JIT) arrangements are provided by us contemporaneously with the delivery of these products and are not distinct from the products, and as such, once the products are delivered, we do not have a post-delivery obligation to provide services to the customer. Accordingly, the price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the products. Payment is generally due within 30 to 90 days of delivery; therefore, our contracts do not create significant financing components. Warranties are limited to replacement of goods that are defective upon delivery. The Company does not provide service-type warranties.

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

We report revenue on a gross or net basis in our presentation of net sales and costs of sales based on management’s assessment of whether we act as a principal or agent in the transaction. If we are the principal in the transaction and have control of the specified good or service before that good or service is transferred to a customer, the transactions are recorded as gross in the consolidated statements of comprehensive income (loss). If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statements of comprehensive income (loss). This assessment requires significant judgment to evaluate indicators of control within our contracts. We base our judgment on various indicators that include whether we take possession of the products, whether we are responsible for their acceptability, whether we have inventory risk, and whether we have discretion in establishing the price paid by the customer. The majority of our revenue is recorded on a gross basis with the exception of certain gas, energy and chemical management service contracts that are recorded on a net basis.

With respect to variable consideration, we apply judgment in estimating its impact to determine the amount of revenue to recognize. Sales rebates and profit-sharing arrangements are accounted for as a reduction to gross sales and recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. We review such rebates and profit-sharing arrangements on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available. We provide allowances for credits and returns based on historic experience and adjust such allowances as considered necessary. To date, such provisions have been within the range of our expectations and the allowance established. Returns and refunds are allowed only for materials that are defective or not compliant with the customer’s order. Sales tax collected from customers is excluded from net sales in the consolidated statements of comprehensive income (loss).

We have determined that sales backlog is not a relevant measure of our business. Our contracts generally do not include minimum purchase requirements, annually or over the term of the agreement, and contain termination for convenience provisions that generally allow for our customers to terminate their contracts on short notice without meaningful penalties. As a result, we have no material sales backlog.

In connection with our JIT supply chain management programs, at times, we assume customer inventory on a consignment basis. This consigned inventory remains the property of the customer but is managed and distributed by us. We earn a fixed fee per unit on each shipment of the consigned inventory; such amounts represent less than 1% of consolidated net sales.

Equity Method Investment

We apply the equity method of accounting for investments in which we have significant influence but not a controlling interest. Our APAC reporting unit has an equity investment in a joint venture in China, the carrying value of which was $7.1 million and $10.4 million as of September 30, 2019 and 2018, respectively, and was included in “Other assets” in the unaudited Consolidated Balance Sheets. During the three months ended June 30, 2019, we recorded an impairment charge of $3.0 million resulting from a decline in value below the carrying amount of our equity method investment which we determined was other than temporary in nature. The remaining $0.3 million decrease was due to foreign currency translation loss. As of September 30, 2019, we did not identify any events or circumstances which would indicate a further decline in the fair value of our equity method investment that is other than temporary.

Shipping and Handling Costs

We record revenue for shipping and handling billed to our customers. Shipping and handling revenues were $4.4 million, $3.9 million and $4.6 million for the years ended September 30, 2019, 2018 and 2017, respectively.

Shipping and handling costs are primarily included in cost of sales. Total shipping and handling costs were $38.5 million, $33.5 million and $31.4 million for the years ended September 30, 2019, 2018 and 2017, respectively.

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

We purchase our products on credit terms from vendors located throughout North America and Europe. For the years ended September 30, 2019, 2018 and 2017, we made 9%, 12%, and 13%, respectively, of our purchases from Precision Castparts Corp. and the amounts payable to this supplier were 3% and 4% of total accounts payable at September 30, 2019 and 2018, respectively. Additionally, for the years ended September 30, 2019, 2018 and 2017, we made 8%, 8%, and 9%, respectively, of our purchases from Arconic and the amounts payable to this supplier were 3% and 6% of total accounts payable at September 30, 2019 and 2018, respectively. The majority of the products we sell are available through multiple channels and, therefore, this reduces the risk related to any vendor relationship.

For the years ended September 30, 2019, 2018 and 2017, we derived approximately 13%, 11% and 11% of our total net sales, respectively, from Lockheed Martin. Government sales, which were derived from various military parts procurement agencies such as the U.S. Defense Logistics Agency, or from defense contractors buying on their behalf, comprised 16%, 14% and 16% of our net sales for the years ended September 30, 2019, 2018 and 2017, respectively.

Foreign Currency Translation and Transactions

The financial statements of foreign subsidiaries and affiliates where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at each period-end for assets and liabilities and average exchange rates during the period for results of operations. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported as other (expense) income, net in the consolidated statements of comprehensive income (loss). For the years ended
September 30, 2019, 2018 and 2017, realized foreign currency transaction (losses) gains were $(0.8) million, $0.3 million and $0.1 million, respectively.

Stock-Based Compensation

We recognize all stock-based awards to employees and directors as stock-based compensation expense based upon their fair values on the date of grant.

We estimate the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. We have estimated the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We recognize the stock-based compensation expense over the requisite service period (generally a vesting term of three years) using the graded vesting method for performance condition awards and the straight-line method for service condition only awards, which is generally a vesting term of three years. Stock options typically have a contractual term of 10 years. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date. Compensation expense for restricted stock units and awards are based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance-based awards reflects the estimated probability that the performance condition will be met. Compensation expense for awards with total stockholder return performance metrics reflects the fair value calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods.

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

New Accounting Standards Updates

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company in fiscal year 2021, including interim reporting periods within that reporting period, and all annual and interim reporting periods thereafter. Early adoption is permitted. The adoption of ASU 2017-04 is not expected to have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, which FASB issued in January 2018, July 2018, July 2018, December 2018 and March 2019, respectively (collectively, the amended ASU 2016-02). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply.

We adopted the amended ASU 2016-02 on October 1, 2019. As allowed under this guidance, we have elected to apply it using a modified retrospective approach. This approach applies to all leases that exist at or commence after the date of our initial application. As such, prior year comparative periods will not be adjusted. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits companies not to reassess prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the hindsight practical expedient. The Company has designed and implemented internal controls, policies and processes to comply with the new standard. The adoption of the amended ASU 2016-02 will result in the recognition of operating lease right-of-use (ROU) assets and lease liabilities of approximately $56.0 million and $60.0 million, respectively, based on the operating lease portfolio as of October 1, 2019. The operating lease liability and the corresponding ROU asset primarily relate to our worldwide office space and distribution center leases, including leases for certain third party operated distribution center locations. The prospective impact on the consolidated statements of comprehensive income (loss) under the new standard is substantially similar compared to the current lease accounting model. Our accounting for capital leases related to computer hardware and equipment, which are referred to as financing leases under the new standard, is substantially unchanged under the new standard. The adoption of the amended ASU 2016-02 is not expected to have a material impact on our liquidity or cash flows.

Adopted Accounting Standards Updates

On October 1, 2018, we adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements.

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

Effective October 1, 2018, we adopted the amended ASU 2014-09 (ASC 606) using the modified retrospective method of adoption, which resulted in no material changes to our opening consolidated balance sheet at the beginning of October 1, 2018. Our initial and incremental contract acquisition costs including sign up commissions and set up costs, which are required to be capitalized under ASC 606, are insignificant and expensed as incurred. Our revenues recognized under ASC 606 for the year ended September 30, 2019 were not materially different from what would have been recognized under the previous revenue standard, ASC 605, that is superseded. Prior period consolidated statements of comprehensive income (loss) remain unchanged.

We have designed and implemented internal controls, policies and processes to comply with ASC 606. The additional disclosures required by ASC 606 are included in Note 2 and Note 20.

Note 4. Commitments and Contingencies

Operating Leases

We lease office and warehouse facilities (certain of which are from related parties) and warehouse equipment under various non-concealable operating leases that expire at various dates through June 30, 2044. Certain leases contain escalation clauses based on the Consumer Price Index. We are also committed under the terms of certain of these operating lease agreements to pay property taxes, insurance, utilities and maintenance costs.

Future minimum rental payments under operating leases as of September 30, 2019 are as follows (dollars in thousands):

	Third Party	Related Party	Total
Years Ended September 30,
2020	$12,286	$1,686	$13,972
2021	10,388	—	10,388
2022	9,623	—	9,623
2023	8,319	—	8,319
2024	5,814	—	5,814
Thereafter	56,659	—	56,659
	$103,089	$1,686	$104,775

Total rent expense for the years ended September 30, 2019, 2018 and 2017 was $14.4 million, $13.4 million and $12.6 million, respectively.

Capital Lease Commitments

We lease certain equipment under capital lease agreements that require minimum monthly payments that expire at various dates through June 30, 2023. The gross amount of these leases at September 30, 2019 and September 30, 2018 are $2.7 million and $4.8 million, respectively.

Future minimum lease payments under capital lease agreements as of September 30, 2019 are as follows (in thousands):

Years Ended September 30,
2020	$1,658
2021	596
2022	319
2023	131
2,704
Less: Interest	(120)
Total	$2,584

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

Litigation

Since the announcement of the Merger, five putative class action complaints have been filed by and purportedly on behalf of alleged Company stockholders: Gray v. Wesco Aircraft Holdings, Inc., et al., No. 1:19-cv-08528 filed September 13, 2019 in the United States District Court for the Southern District of New York, Stein v. Wesco Aircraft Holdings, Inc., et al., No. 2:19-cv-08053 filed September 17, 2019 in the United States District Court for the Central District of California, Kent v. Wesco Aircraft Holdings, Inc., et al., No. 1:19-cv-01750 filed September 17, 2019 in the United States District Court for the District of Delaware, Sweeney v. Wesco Aircraft Holdings, Inc., et al., No. 19STCV33392 filed September 19, 2019 in the Superior Court of the State of California County of Los Angeles, and Bushansky v. Wesco Aircraft Holdings, Inc., et al., No. 2:19-cv-08274 filed September 24, 2019 in the United States District Court for the Central District of California (together, the Actions).

The Actions name as defendants the Company and the members of the Company’s Board of Directors. The Actions allege, among other things, that the definitive proxy statement on Schedule 14A filed by the Company on September 13, 2019 omits certain information regarding the confidentiality agreements between the Company and the potentially interested parties, the Company’s updated projections, the analysis performed by the financial advisors, and services the financial advisors previously provided to certain parties. The Actions seek, among other things, damages, attorneys’ fees and injunctive relief to prevent the Merger from closing. The Stein, Kent, Sweeney and Bushansky actions have been voluntarily dismissed.

We are involved in various other legal matters that arise in the ordinary course of business. Management, after consulting with outside legal counsel, believes that the ultimate outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect our business, financial position and results of operations or cash flows.

Note 5. Inventory

Our inventory is comprised solely of finished goods. We record provisions to write down E&O inventory to estimated net realizable value.

During the years ended September 30, 2019, 2018 and 2017, net adjustments to cost of sales related to E&O inventory related activities were $2.7 million, $16.8 million and $12.9 million, respectively. The net adjustments for the years ended September 30, 2019, 2018 and 2017 reflect a combination of additional expense for E&O related provisions ($28.0 million, $40.0 million and $33.2 million, respectively) offset by sales and disposals ($25.3 million, $23.2 million and $20.3 million, respectively) of inventory for which an E&O provision was provided previously through expense recognized in prior periods. Our inventory also is impacted by shrinkage and spoilage cost, which was $24.2 million, $7.9 million and $15.6 million for the years ended September 30, 2019. 2018 and 2017, respectively. Inventory shrinkage and spoilage typically is incurred as a normal part of our business. We will provide for shrinkage and spoilage on a periodic basis along with making provisions as required based upon operational activity. We believe that these amounts appropriately write-down our inventory to its net realizable value.

Note 6. Related Party Transactions

We entered into a management agreement with The Carlyle Group to provide certain financial, strategic advisory and consultancy services. Under this management agreement, we are obligated to pay The Carlyle Group, or a designee thereof, an annual management fee of $1.0 million (paid quarterly) plus fees and expenses associated with company-related meetings. The management fee was waived by an entity affiliated with The Carlyle Group for fiscal years 2019 and 2018 and for the third and fourth quarters of fiscal year 2017. We incurred expense of $0.1 million, $0.1 million and $0.6 million for the years ended September 30, 2019, 2018 and 2017, respectively, related to this management agreement. These amounts were paid to The Carlyle Group during the years ended September 30, 2019, 2018 and 2017.

We lease several office and warehouse facilities under operating lease agreements from entities controlled by our former chief executive officer, who is also our Chairman of the Board. Rent expense on these facilities was $1.8 million, $1.9 million and $1.6 million for the years ended September 30, 2019, 2018 and 2017, respectively (see Note 4).

Note 7. Property and Equipment, net

Property and equipment, net, consists of the following at September 30 (in thousands):

	2019	2018
Land, buildings and improvements	$33,945	$31,966
Machinery and equipment	27,263	22,321
Furniture and fixtures	8,354	7,930
Vehicles	849	859
Computer hardware	24,487	22,891
Computer software	35,786	33,752
Construction in progress	16,864	3,684
	147,548	123,403
Less: accumulated depreciation	(91,929)	(79,198)
Property and equipment, net	$55,619	$44,205

At September 30, 2019 and 2018, property and equipment included assets of $17.9 million and $18.4 million, respectively, acquired under capital lease arrangements. Accumulated amortization of assets acquired under capital leases was $14.7 million and $11.3 million as of September 30, 2019 and 2018, respectively.

Depreciation and amortization expense for property and equipment was $14.4 million, $14.4 million and $13.4 million during the years ended September 30, 2019, 2018 and 2017, respectively (including amortization expense of $4.3 million, $3.4 million and $2.5 million on assets acquired under capital leases for the years ended September 30, 2019, 2018 and 2017, respectively).

Note 8. Goodwill and Intangible Assets, net

Goodwill

A reconciliation of our goodwill balance is as follows (in thousands):

	Americas September 30,		EMEA September 30,		APAC September 30,		Consolidated September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Beginning balance, gross	$773,384	$773,384	$51,190	$51,190	$16,955	$16,955	$841,529	$841,529
Accumulated impairment	(569,201)	(569,201)	—	—	(5,684)	(5,684)	(574,885)	(574,885)
Beginning balance, net	$204,183	$204,183	$51,190	$51,190	$11,271	$11,271	$266,644	$266,644

Ending balance, gross	$773,384	$773,384	$51,190	$51,190	$16,955	$16,955	$841,529	$841,529
Accumulated impairment	(569,201)	(569,201)	—	—	(5,684)	(5,684)	(574,885)	(574,885)
Ending balance, net	$204,183	$204,183	$51,190	$51,190	$11,271	$11,271	$266,644	$266,644

We performed our annual Step 1 goodwill impairment tests on July 1, 2019 and 2018. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values.

Intangible Assets

As of September 30, 2019 and 2018, the gross amounts and accumulated amortization of intangible assets is as follows (in thousands):

	2019			2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships (12 to 20 year life)	$172,603	$(85,772)	$86,831	$172,603	$(75,102)	$97,501
Trademarks (5 years to indefinite life)	52,930	(5,593)	47,337	52,930	(4,583)	48,347
Backlog (2 year life)	4,327	(4,327)	—	4,327	(4,327)	—
Non-compete agreements (3 to 4 year life)	1,457	(1,457)	—	1,457	(1,457)	—
Technology (10 year life)	32,260	(17,920)	14,340	32,260	(14,670)	17,590
Total intangible assets	$263,577	$(115,069)	$148,508	$263,577	$(100,139)	$163,438

Estimated future intangible amortization expense as of September 30, 2019 is as follows (in thousands):

2020	$14,795
2021	14,392
2022	14,392
2023	14,392
2024	12,492
Thereafter	40,212
$110,675

Amortization expense included in the statements of comprehensive income (loss) for the years ended September 30, 2019, 2018 and 2017 was $14.9 million, $14.9 million and $14.9 million, respectively. In addition to amortizing intangibles, we assigned an indefinite life to the Wesco Aircraft trademark. As of September 30, 2019 and 2018, the trademark had a carrying value of $37.8 million.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,
	2019	2018
Accrued compensation and related expenses	$23,336	$18,590
Accrued customer rebates	7,935	5,604
Accrued Merger related expenses	7,548	—
Interest rate swap	3,900	289
Accrued construction in progress costs	3,054	—
Accrued professional fees	2,245	951
Accrued taxes (property, sales and use)	841	1,083
Accrued severance and other expenses	588	1,203
Deferred revenue	266	971
Other accruals	13,079	14,076
Accrued expenses and other current liabilities	$62,792	$42,767

Note 10. Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and a revolving facility. The carrying amounts of these instruments approximate fair value because of their short-term maturities. The fair value of interest rate swap instruments is determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement. The fair value of the long-term debt instruments is determined using current applicable rates for similar instruments as of the balance sheet date, a Level 2 measurement.

The carrying amounts and fair values of the debt instruments and interest rate swap hedge instruments were as follows (in thousands):

	September 30, 2019		September 30, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
Term loan A	$340,000	$340,000	$360,000	$357,840
Term loan B	440,562	440,562	440,562	432,192
Revolving facility	6,000	6,000	54,000	54,000
Interest rate swap hedge assets (liabilities), net	(5,484)	(5,484)	1,807	1,807

Note 11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2019			September 30, 2018
	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount	Principal Amount	Deferred Debt Issuance Costs	Carrying Amount
Term loan A facility	$340,000	$(3,146)	$336,854	$360,000	$(5,842)	$354,158
Term loan B facility	440,562	(1,725)	438,837	440,562	(2,943)	437,619
Revolving facility	6,000	—	6,000	54,000	—	54,000
	786,562	(4,871)	781,691	854,562	(8,785)	845,777
Less: current portion	56,107	—	56,107	74,000	—	74,000
Non-current portion	$730,455	$(4,871)	$725,584	$780,562	$(8,785)	$771,777

Aggregate maturities of long-term debt as of September 30, 2019 are as follows (in thousands):

Years Ended September 30,
2020	$56,107
2021	730,455
$786,562

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

As of September 30, 2019, our outstanding indebtedness under our Credit Facilities was $786.6 million, which consisted of (1) $340.0 million of indebtedness under the term loan A facility, (2) $6.0 million of indebtedness under the revolving facility, and (3) $440.6 million of indebtedness under the term loan B facility. As of September 30, 2019, a $1.0 million letter of credit was outstanding and $173.0 million was available for borrowing under the revolving facility to fund our operating and investing activities without breaching any covenants contained in the Credit Agreement.

During the year ended September 30, 2019, we borrowed $95.0 million under the revolving facility, and made our required payments of $20.0 million under the term loan A facility and voluntary prepayments totaling $143.0 million on our borrowings under the revolving facility.

The interest rate for the term loan A facility is based on our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The term loan A facility amortizes in equal quarterly installments of 1.25% of the original principal amount of $400.0 million with the balance due on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. As of September 30, 2019 and 2018, the interest rate for borrowings under the term loan A facility was 5.05% and 5.25%, respectively, which approximated the effective interest rate.

The interest rate for the term loan B facility has a margin of 2.50% per annum for Eurocurrency loans (subject to a minimum Eurocurrency rate floor of 0.75% per annum) or 1.50% per annum for ABR loans (subject to a minimum ABR floor of 1.75% per annum). The term loan B facility amortizes in equal quarterly installments of 0.25% of the original principal amount of $525.0 million, with the balance due at maturity on February 28, 2021. We have paid in advance all the required quarterly installments until the term loan B reaches its maturity. As of September 30, 2019 and 2018, the interest rate for borrowings under the term loan B facility was 4.55% and 4.75%, respectively, which approximated the effective interest rate. We have two interest rate swap agreements relating to this indebtedness, which are described in greater detail in Note 12.

The interest rate for the revolving facility is based on our Consolidated Total Leverage Ratio as determined in the most recently delivered financial statements, with the respective margins ranging from 2.00% to 3.00% for Eurocurrency loans and 1.00% to 2.00% for ABR loans. The revolving facility expires on the earlier of (1) 90 days before the maturity of the term loan B facility, and (2) October 4, 2021. As of September 30, 2019 and 2018, the weighted-average interest rate for borrowings under the revolving facility was 5.04% and 5.15%, respectively.

Our borrowings under the Credit Facilities are guaranteed by us and all of our direct and indirect, wholly-owned, domestic restricted subsidiaries (subject to certain exceptions) and secured by a first lien on substantially all of our assets and the assets of our guarantor subsidiaries, including capital stock of the subsidiaries (in each case, subject to certain exceptions).

The Credit Agreement contains customary negative covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness or enter into transactions with affiliates. Our borrowings under the Credit Facilities are subject to a financial covenant based upon our Consolidated Total Leverage Ratio, with the maximum ratio set at 4.75 for the quarter ending September 30, 2019. As of September 30, 2019, we were in compliance with all of the foregoing covenants, and our Consolidated Total Leverage Ratio was 3.86. The Consolidated Total Leverage Ratio requirement for the financial covenant is scheduled to step-down to 4.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021; and 3.00 for the quarter ending June 30, 2021 and thereafter. Based on our current covenants and forecasts, we expect to be in compliance for the one-year period after November 25, 2019.

The Credit Agreement also includes an Excess Cash Flow Percentage (as such term is defined in the Credit Agreement), which is currently set at 75%, provided that the Excess Cash Flow Percentage shall be reduced to (1) 50%, if the Consolidated Total Leverage Ratio is less than 4.00 but greater than or equal to 3.00, (2) 25%, if the Consolidated Total Leverage Ratio is less than 3.00 but greater than or equal to 2.50, and (3) 0%, if the Consolidated Total Leverage Ratio is less than 2.50. Based on full year results for the year ended September 30, 2019, we expect there will be a requirement to make a prepayment under the Excess Cash Flow requirement as defined in the Credit Agreement if the Credit Facilities have not been terminated as related to the Merger or otherwise. The payment is currently estimated to be approximately $30.1 million and will be required by February 24, 2020. In accordance with the terms of the Credit Agreement, we will make a final determination of the Excess Cash Flow payment by February 5, 2020. The finally determined payment is not expected to exceed the current estimate of $30.1 million and may be less than $30.1 million. The Excess Cash Flow payment can be funded out of the revolving facility which we believe will have adequate available borrowing capacity to make such payment. See Note 1 for further discussion about the Merger.

The following table summarizes the total deferred debt issuance costs for the term loan A facility, the term loan B facility and the revolving facility as of September 30, 2019 and 2018 (dollars in thousands). The remaining deferred debt issuance costs as of September 30, 2019 will be amortized over their remaining terms.

	Term Loan A Facility	Term Loan B Facility	Revolving Facility	Total
Deferred debt issuance costs as of September 30, 2018	$5,842	$2,943	$2,827	$11,612
Amortization of deferred debt issuance costs	(2,696)	(1,218)	(1,305)	(5,219)
Deferred debt issuance costs as of September 30, 2019	$3,146	$1,725	$1,522	$6,393

UK Line of Credit

Our subsidiary, Wesco Aircraft EMEA, has a £5.0 million ($6.1 million based on the September 30, 2019 exchange rate) line of credit that automatically renews annually on November 1. The line of credit bears interest based on the base rate plus an applicable margin of 1.65%. As of September 30, 2019, the full £5.0 million was available for borrowing under the UK line of credit without breaching any covenants contained in the agreements governing our indebtedness.

Note 12. Derivative Financial Instruments

Our primary objective in using financial derivatives is to reduce the volatility of earnings and cash flows associated with fluctuations in foreign exchange rates and changes in interest rates. Our use of financial derivatives exposes us to credit risk to the extent that associated counterparties may be unable to meet the terms of the derivatives. We, however, seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have two interest rate swap agreements outstanding (the Swap Agreements) that we have designated as a cash flow hedge in order to reduce our exposure to variability in cash flows related to interest payments on a portion of our outstanding debt. The Swap Agreements were entered into on May 14, 2018, had a total notional amount of $380.8 million as of September 30, 2019, and mature on February 26, 2021. The Swap Agreements give us the contractual right to pay a fixed interest rate of 2.79% plus the applicable margin under the term loan B facility (see Note 11 for the applicable margin).

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended September 30, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. No portion of our interest rate swap agreements is excluded from the assessment of hedge effectiveness.

Amounts reported in AOCI related to derivatives and the related deferred tax are reclassified to interest expense as interest payments are made on our variable-rate debt. As of September 30, 2019, we expected to reclassify approximately $2.8 million from accumulated other comprehensive loss to earnings as an increase to interest expense over the next 12 months when the underlying hedged item impacts earnings. However, upon the closing of the Merger or termination of the existing Credit Agreement for any other reason, the interest rate swap agreements will be terminated (see Note 1 for further discussion about the Merger). The amount of fees would vary depending on actual timing of the termination.

Non-Designated Derivatives

From time to time, we enter into foreign currency forward contracts to partially reduce our exposure to foreign currency fluctuations for a subsidiary's net monetary assets, which are denominated in a foreign currency. The derivatives are not designated as a hedging instrument. The change in their fair value is recognized as periodic gain or loss in the other (expense) income, net line of our consolidated statements of comprehensive income (loss). We did not have foreign currency forward contracts as of September 30, 2019 and 2018.

The following table summarizes the notional principal amounts at September 30, 2019 and 2018 of our outstanding interest rate swap agreements discussed above (in thousands).

	Derivative Notional
	September 30, 2019	September 30, 2018
Instruments designated as accounting hedges:
Interest rate contracts	$380,800	$435,800

The following table provides the location and fair value amounts of our hedge instruments, which are reported in our consolidated balance sheets as of September 30, 2019 and 2018 (in thousands).

		Fair Value as of September 30,
Liability Derivatives	Balance Sheet Locations	2019	2018
Instruments designated as accounting hedges:
Interest rate swap contracts	Other current assets	$—	$1,045
Interest rate swap contracts	Other assets	—	1,051
Interest rate swap contracts	Accrued expenses	3,900	289
Interest rate swap contracts	Other liabilities	1,584	—

 The following table provides the losses of our cash flow hedging instruments (net of income tax benefit), which were transferred from accumulated other comprehensive loss to our consolidated statement of comprehensive income (loss) for the years ended September 30, 2019, 2018 and 2017 (in thousands).

	Location in Consolidated Statement	Years Ended September 30,
Cash Flow Derivatives	Of Comprehensive Income (Loss)	2019	2018	2017

Interest rate swap contracts	Interest expense, net	$81	$1,163	$385

Total interest expense, net presented in the consolidated statements of comprehensive income (loss) in which the above effects of cash flow hedges are recorded		$51,023	$48,880	$39,821

The following table provides the effective portion of the (loss) income of our cash flow hedge instruments which is recognized (net of income taxes) in other comprehensive income (loss) for the years ended September 30, 2019, 2018 and 2017 (in thousands).

	Years Ended September 30,
Cash Flow Derivatives	2019	2018	2017
Interest rate swap contracts	$(5,582)	$2,774	$1,688

The following table provides a summary of changes to our accumulated other comprehensive income (loss) related to our cash flow hedging instruments (net of income taxes) during the years ended September 30, 2019 and 2018.

	Years Ended September 30,
AOCI - Unrealized Gain (Loss) on Hedging Instruments	2019	2018
Balance at beginning of period	$1,375	$(2,133)
Change in fair value of hedging instruments	(5,582)	2,774
Amounts reclassified to earnings	81	1,163
Net current period other comprehensive income	(5,501)	3,937
Effect of adoption of accounting standard	$—	$(429)
Balance at end of period	$(4,126)	$1,375

The following table provides the pretax effect of our derivative instruments not designated as hedging instruments on our consolidated comprehensive income (loss) for the years ended September 30, 2019, 2018 and 2017 (in thousands).

Instruments Not Designated as Hedging Instruments	Location in Consolidated Statement of Comprehensive Income (Loss)	Years Ended September 30,
		2019	2018	2017
Foreign exchange contract	Other (expense) income, net	$—	$—	$(1,843)

Note 13. Other Comprehensive Income (Loss)

The components of other comprehensive (loss) income and related tax effects for each period were as follows (dollars in thousands):

	Year Ended September 30, 2019			Year Ended September 30, 2018			Year Ended September 30, 2017
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Change in unrealized holding losses on derivatives	$(7,402)	$1,820	$(5,582)	3,645	(871)	2,774	2,692	(1,004)	1,688
Less: adjustment for losses on derivatives included in net income	111	(30)	81	1,528	(365)	1,163	615	(230)	385
Change in net foreign currency translation adjustment	(2,137)	—	(2,137)	(1,862)	—	(1,862)	(5,959)	(1,179)	(7,138)
Other comprehensive income (loss)	$(9,428)	$1,790	$(7,638)	$3,311	$(1,236)	$2,075	$(2,652)	$(2,413)	$(5,065)

See Note 12 for the amounts of losses on derivatives reclassified out of accumulated other comprehensive loss into the consolidated statements of income, with presentation location, for each period.

The changes in accumulated other comprehensive income (loss) by component and related tax effects for each period were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Loss) income on Derivative Instruments	Total
Balance at September 30, 2016	$(75,355)	$(4,206)	$(79,561)
Other comprehensive (loss) income before reclassifications	(5,959)	2,692	(3,267)
Amounts reclassified out of accumulated other loss	—	615	615
Tax effect	(1,179)	(1,234)	(2,413)
Other comprehensive (loss) income	(7,138)	2,073	(5,065)
Balance at September 30, 2017	$(82,493)	$(2,133)	$(84,626)
Other comprehensive (loss) income before reclassifications	(1,862)	3,645	1,783
Amounts reclassified out of accumulated other comprehensive loss	—	1,528	1,528
Tax effect	—	(1,236)	(1,236)
Effect of adoption of accounting standard	—	(429)	(429)
Other comprehensive (loss) income	(1,862)	3,508	1,646
Balance at September 30, 2018	(84,355)	1,375	(82,980)
Other comprehensive loss before reclassifications	(2,137)	(7,402)	(9,539)
Amounts reclassified out of accumulated other comprehensive loss	—	111	111
Tax effect	—	1,790	1,790
Other comprehensive (loss) income	(2,137)	(5,501)	(7,638)
Balance at September 30, 2019	$(86,492)	$(4,126)	$(90,618)

Note 14.  Net Income (Loss) Per Share

The following table presents net income (loss) per share and related information (dollars in thousands):

	Years Ended September 30,
	2019	2018	2017
Net income (loss)	$21,369	$32,654	$(237,346)
Basic weighted average shares outstanding	99,607,171	99,156,998	98,700,879
Dilutive effect of stock options and restricted shares	631,945	343,479	—
Dilutive weighted average shares outstanding	100,239,116	99,500,477	98,700,879
Basic net income (loss) per share	$0.21	$0.33	$(2.40)
Diluted net income (loss) per share	$0.21	$0.33	$(2.40)

Shares of common stock equivalents of 2.6 million, 2.8 million, and 3.7 million for the years ended September 30, 2019, 2018 and 2017, respectively, were excluded from the diluted calculation because their effect would be anti-dilutive or the performance condition for the award had not been satisfied.

Note 15. Income Taxes

Income (loss) before benefit or provision for income taxes for the years ended September 30, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
U.S. income (loss)	$12,331	$29,854	$(261,594)
Foreign income	14,342	30,758	13,347
Total	$26,673	$60,612	$(248,247)

The components of our income tax provision (benefit) for the years ended September 30, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Current provision
Federal	$(9,865)	$10,263	$(2,536)
State and local	432	729	(591)
Foreign	7,358	7,717	12,999
Subtotal	(2,075)	18,709	9,872
Deferred (benefit) provision
Federal	6,475	11,390	(14,730)
State and local	(936)	(3,206)	(2,738)
Foreign	(1,126)	1,065	(3,305)
Subtotal	4,413	9,249	(20,773)
Provision (benefit)for income taxes	$2,338	$27,958	$(10,901)

The tax impact associated with the exercise of employee stock options and vesting of restricted stock units for the year ended September 30, 2019 will be recognized in the current tax return. For the year ended September 30, 2019, $0.2 million of tax benefit was recorded as a decrease to our provision for income tax due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as discussed in Note 3. For the years ended September 30, 2018 and 2017, $0.1 million and $0.9 million of tax benefit, respectively, was recorded as a decrease to our provision for income tax.

A reconciliation of our (benefit) provision for income taxes to the U.S. federal statutory rate is as follows for the years ended September 30, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
Provision (benefit) for income taxes at statutory rate	$5,601	21.00%	$14,867	24.53%	$(84,404)	34.00%
State taxes, net of tax benefit	(540)	(2.02)%	742	1.22%	(4,559)	1.84%
Deemed foreign dividends	4,451	16.69%	1,301	2.15%	6,099	(2.46)%
Nondeductible items	741	2.78%	658	1.09%	283	(0.11)%
Impact of foreign operations	1,572	5.90%	(92)	(0.15)%	(3,526)	1.42%
Impact of Tax Act	(9,277)	(34.78)%	8,423	13.90%	—	—%
Foreign tax credit	(1,060)	(3.97)%	(18,275)	(30.15)%	(6,197)	2.50%
Valuation allowance	475	1.78%	19,098	31.51%	15,057	(6.07)%
Non-deductible goodwill impairment	—	—%	—	—%	23,644	(9.52)%
Unremitted earnings of foreign subsidiaries	142	0.53%	463	0.76%	37,537	(15.12)%
Tax contingencies	(24)	(0.09)%	492	0.81%	4,123	(1.66)%
Other	257	0.95%	281	0.46%	1,042	(0.43)%
Actual provision (benefit) for income taxes	$2,338	8.77%	$27,958	46.13%	$(10,901)	4.39%

During the year ended September 30, 2019, the Company reassessed the potential need to repatriate foreign earnings and determined it was likely that we would, in the future, repatriate certain unremitted foreign earnings. Following the enactment of the Tax Act, no federal taxes would be imposed upon the repatriation of these foreign earnings. The Company intends to permanently reinvest $38.9 million of foreign earnings for which no state, local or foreign withholding taxes have been provided and the state, local and foreign withholding taxes associated with the repatriation of such earnings would be between $1.0 million and $1.5 million.

For the year ended September 30, 2018, the Company recorded a provisional $9.3 million charge to tax expense related to the one-time tax imposed on accumulated earnings and profits of foreign operations (the Transition Tax). For the three months ended December 31, 2018, the Company recorded a $0.1 million tax benefit to the Transition Tax resulting in a $9.2 million final Transition Tax under SAB 118. The completion of our calculations for the fiscal year 2018 U.S. federal tax return during the three months ended June 30, 2019 resulted in both a decrease of $9.2 million of foreign tax credits generated related to the Transition Tax as well as an additional utilization of $9.2 million of foreign tax credits due to a change in the calculation method, both of which reduced the balance of the foreign tax credit carryforward. The additional $9.2 million of foreign tax credits utilized also resulted in a tax benefit fully reversing the cumulative Transition Tax which had previously been accrued as of December 31, 2018. Our tax return calculation of the Transition Tax complies with the Tax Act as enacted into law on December 22, 2017, which is inconsistent with final regulations issued by the U.S. Treasury Department on June 21, 2019 and proposed regulations which were previously issued on November 28, 2018. Based on the final regulations, we would incur an additional Transition Tax liability of $7.1 million but also release the valuation allowance on, an additional $7.1 million of foreign tax credits fully offsetting the additional Transition Tax liability and resulting in no Transition Tax payment being required. We therefore recorded an uncertain tax position expense of $7.1 million for the potential Transaction Tax liability, by reducing our foreign tax credits by $7.1 million, which in turn resulted in an offsetting tax benefit through the release of a $7.1 million valuation allowance against the foreign tax credits. As described above, and specifically based on the $9.2 million decrease of foreign tax credits generated and the additional foreign tax credit utilization of $9.2 million to reverse the Transition Tax and $7.1 million for the Transition Tax liability related to the final tax regulations, the foreign tax credit carryforward as of September 30, 2019 was $11.1 million. The Company continues to record a full valuation allowance on foreign tax credits for U.S. federal income tax purposes.

The Company also recorded a $1.1 million tax benefit related to an impairment loss for an equity method investment, which is included in the Company’s provision for income taxes.

In May 2019 we received a letter from the Canada Revenue Agency for the 2014 fiscal year. The letter addressed the purchase price paid by our Canadian subsidiary to our U.K. subsidiary in September 2014 for the transfer of the Canadian portion of the Interfast business which our U.K. subsidiary had previously acquired from a third party in July 2012. The letter does not represent an assessment of tax from the Canada Revenue Agency, nor has any assessment been received as of the date of this filing. Based on limited information received at this time we believe that we have been, and continue to be, in compliance with Canadian tax law. As a result, we have not recorded a contingent liability for an uncertain tax position in connection with the letter. If an assessment of tax were to occur, an unfavorable resolution of this matter could have a material effect on our results of operations or cash flows in the period or periods in which an adjustment is recorded or the tax is due or paid. In the event of a Canadian tax assessment, the Company may seek corresponding U.K. tax relief through administrative proceedings in the U.K. but it is uncertain whether any tax relief would be granted.
As of September 30, 2019 and 2018, the components of deferred income tax assets (liabilities) were as follows (in thousands):

	2019	2018
Deferred tax assets
Inventories	$56,681	$55,977
Reserves and other accruals	1,459	1,217
Compensation accruals	3,027	2,965
Goodwill and intangible assets	—	3,412
Stock options	2,727	2,377
Net operating losses and tax credits	15,334	42,664
Other	8,524	674
Total deferred tax assets	87,752	109,286
Deferred tax liabilities
Property and equipment	(298)	(1,568)
Unremitted earnings of foreign subsidiaries	(326)	(185)
Goodwill and intangible assets	(5,006)	—
Other	(8,950)	(7,281)
Total deferred tax liabilities	(14,580)	(9,034)
Valuation allowance	(13,337)	(37,920)
Net deferred tax assets	$59,835	$62,332

As of September 30, 2019, we had state net operating loss carryforwards of $20.5 million, which will begin to expire in 2022, and foreign net operating loss carryforwards of $10.6 million which will begin to expire in 2021. As of September 30, 2019, we had U.S. foreign tax credit carryforwards of $11.1 million which will begin to expire in 2021.

We are subject to U.S. federal income tax as well as income taxes in various state and foreign jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is September 30, 2013.

We determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits as non-current liabilities in the consolidated balance sheets. As of September 30, 2019, the total amount of gross unrecognized tax benefits was $4.8 million, including $0.6 million of interest and $0.1 million of penalties, all of which would impact the effective tax rate if recognized. It is reasonably possible that within the next twelve months, $0.1 million of benefit may be recognized as a result of the lapsing of the statute of limitations.

The unrecognized tax benefits, which exclude interest and penalties, for the years ended September 30, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Beginning balance	$5,667	$5,232	$2,166
Increases related to tax positions taken during a prior year	—	—	3,250
Decreases related to tax positions taken during a prior year	—	—	—
Increases related to tax positions taken during the current year	7,381	490	—
Decreases related to settlements with taxing authorities	(1,423)	—	—
Decreases related to expiration of statute of limitations	(59)	(55)	(51)
Changes due to translation of foreign currencies	—	—	(133)
Ending balance	$11,566	$5,667	$5,232

We determine whether it is more likely than not that some or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which temporary differences become deductible or includible in taxable income. We consider projected future taxable income and tax planning strategies in our assessment. Based upon the level of historical income and projections for future taxable income, we believe it is more likely than not that we will not realize the benefits of the temporary differences related to foreign tax credits and foreign net operating losses. Therefore, a valuation allowance has been recorded against these deferred tax assets (in thousands).

	Beginning Balance	Valuation Allowance Recorded/ (Released) During The Period	Ending Balance
Valuation allowance for deferred tax assets:
Year ended September 30, 2019	$37,920	$(24,583)	$13,337
Year ended September 30, 2018	18,602	19,318	37,920
Year ended September 30, 2017	5,548	13,054	18,602

The $0.5 million increase in valuation allowance for the fiscal year ended September 30, 2019 as shown in our reconciliation of (benefit) provision for income taxes to the U.S. federal statutory rate (the Rate Reconciliation) differs from the $24.6 million decrease in valuation allowance included in the rollforward of valuation allowance for deferred tax assets shown immediately above. The difference is related to items which impact the valuation allowance balance but are reported in line items other than the valuation allowance in the Rate Reconciliation.  As also described above for the fiscal year ended September 30, 2018, the items decreasing the valuation allowance balance primarily include the $9.2 million decrease of foreign tax credits generated, the $9.2 million of additional foreign tax credits utilized against the Transition Tax and the $7.1 million of foreign tax credits which would be used to offset the uncertain tax position related to the Transition Tax.
Note 16. Stock-Based and Other Compensation Arrangements

On January 24, 2019 our stockholders approved the Amendment to our 2014 Plan, which amended and restated our plan and authorized the issuance of a total of 12,000,819 shares from and after September 30, 2019. As of September 30, 2019, there were 6,731,517 shares remaining available for issuance under the 2014 Plan.

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

Continuous Employment Conditions

At September 30, 2019, we have outstanding 363,299 unvested time-based stock options under the 2014 Plan or our prior equity incentive plans (collectively, the Plans), which will vest on the basis of continuous employment. All of the time-based options vest ratably during the period of service.

The following table sets forth the summary of options activity under the Plans (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at September 30, 2018	2,408,127	$14.35	6.36	$643
Granted	376,431	11.03
Exercised	(3,988)	9.29
Forfeited options	(281,674)	14.82
Options outstanding at September 30, 2019	2,498,896	$13.80	5.86	$541

Options exercisable at September 30, 2019	2,135,597	$14.36	5.38	$353

(1)
Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

The total intrinsic value of options exercised during the years ended September 30, 2019, 2018 and 2017 was $2.6 thousand, $0.1 million and $6.0 million, respectively. For the years ended September 30, 2019, 2018 and 2017, we recorded $1.4 million, $1.4 million and $2.6 million, respectively, of stock-based compensation expense related to these options that is included within selling, general and administrative expenses. At September 30, 2019, the unrecognized stock-based compensation related to these options was $1.1 million and is expected to be recognized over a weighted-average period of 1.7 years. However, upon completion of the Merger, $0.4 million of the $1.1 million unrecognized stock-based compensation expense will be recognized immediately prior to the effective time of the Merger and the remaining $0.7 million of unrecognized expense will not be recognized (see Note 1 for further discussion about the Merger). Cash received from the exercise of stock options by us during the years ended September 30, 2019, 2018 and 2017 was $37.1 thousand, $0.1 million and $2.7 million, respectively.

Restricted Stock Units and Restricted Stock

In the year ended September 30, 2019, we granted 716,512 shares of restricted common stock to employees. These shares are eligible to vest over three years in three equal annual installments, subject to continued employment on each vesting date. During the years ended September 30, 2019, 2018 and 2017, we granted 67,012, 104,663 and 68,493, respectively, restricted common shares to our directors. During fiscal year 2019, we also granted performance-related restricted stock units (PSUs) to certain executives. The PSUs vest after three years based on the achievement of certain predetermined goals and are payable in shares of our common stock. One of the goals is based on our achieving a certain level of return on invested capital (ROIC) and the other goal is based on our total shareholder return (TSR) relative to certain peer companies over the three-year performance period. The actual number of shares to be issued for these PSUs is subject to final achievement of these goals and can range from 0% to 200% of the target shares set at the time of grant. Stock-based compensation expense for the PSUs is recognized on a straight-line basis over the performance period based upon the value determined using the intrinsic value method for the ROIC portion of the PSUs and using the Monte Carlo valuation method for the TSR portion of the PSUs. Stock-based compensation expense for the ROIC portion of the PSUs is cumulatively adjusted based upon the expected achievement of ROIC, which is assessed by management quarterly until vesting. Stock-based compensation expense for the TSR portion of the PSUs is recognized over the performance period regardless of the TSR performance.

For the years ended September 30, 2019, 2018 and 2017, we recorded $7.9 million, $7.8 million and $3.8 million, respectively, of stock-based compensation expense related to restricted stock that is included within selling, general and administrative expenses. The restricted stock awards do not contain any redemption provisions that are not within our control. Accordingly, these restricted stock awards have been accounted for as our stockholders’ equity. At September 30, 2019, the unrecognized stock-based compensation related to restricted stock awards was $6.7 million and is expected to be recognized over a weighted-average period of 1.6 years.

Restricted share activity during the year ended September 30, 2019 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at September 30, 2018	1,461,090	$8.89
Granted(1)	783,524	9.16
Vested(2)	(749,544)	9.80
Forfeited	(167,827)	10.29
Outstanding at September 30, 2019	1,327,243	$8.67

(1)
Under the terms of their respective restricted stock award agreements, holders of restricted stock have the same voting rights as common stock shareholders; such rights exist even if the shares of restricted stock have not vested.

(2)
The majority of vested shares were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for the year were 213,427 and were based on the value of the restricted stock awards and restricted stock unit awards on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $2.2 million. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Fair value of our restricted shares is based on our closing stock price on the date of grant. The fair value of shares that were vested during the years ended September 30, 2019, 2018 and 2017 was $7.3 million, $5.7 million and $5.3 million, respectively. The fair value of shares that were granted during the years ended September 30, 2019, 2018 and 2017 was $7.1 million, $11.4 million and $11.1 million, respectively. The weighted average fair value at the grant date for restricted shares issued during the years ended September 30, 2019, 2018 and 2017 was $9.16, $8.10 and $12.63, respectively.

Due to tax deductions associated with option exercises and restricted share activities, we realized tax benefits of $0.2 million, $0.1 million and $0.9 million for the years ended September 30, 2019, 2018 and 2017, respectively. The realized 2019, 2018 and 2017 tax benefits were recorded as a reduction to our provision for income tax.

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

The weighted average assumptions used to value the option grants are as follows:

	2019	2018	2017
Expected life (in years)	6.00	6.00	6.00
Volatility	34.11%	33.85%	30.94%
Risk free interest rate	2.99%	2.07%	1.33%
Dividend yield	—	—	—

The weighted average fair value per option at the grant date for options issued during the years ended September 30, 2019, 2018, and 2017 was $4.31, $3.46 and $4.37, respectively.

Note 17. Employee Benefit Plan

We maintain a 401(k) defined contribution plan and a retirement saving plan for the benefit of our eligible employees. All U.S. full-time employees who have completed at least one full month of service and are at least 20 years of age are eligible to participate in the plans. Eligible employees may elect to contribute up to 60% of their eligible compensation. We made contributions of $2.8 million, $2.4 million and $2.4 million to this plan during the years ended September 30, 2019, 2018 and 2017, respectively. Certain non-US employees of the Company participate in other defined contribution retirement plans with varying vesting and contribution provisions.

Note 18. Supplemental Cash Flow Information

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Cash payments for:
Interest	$46,057	$42,659	$33,386
Income taxes	9,466	7,160	10,287

Schedule of non-cash investing and financing activities:
Property and equipment acquired pursuant to capital leases	$1,071	$2,816	$3,891

Note 19. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for quarters ended December 31, 2017 through September 30, 2019 is as follows (in thousands except per share data):

Quarters Ended:	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Net sales	$432,291	$442,374	$426,474	$395,311
Gross profit	90,134	105,870	108,747	98,342
Net (loss) income	(11,048)	14,114	12,010	6,293
Basic net (loss) income per share (1)	$(0.11)	$0.14	$0.12	$0.06
Diluted net (loss) income per share (1)	$(0.11)	$0.14	$0.12	$0.06

Quarters Ended:	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Net sales	$406,817	$410,359	$390,183	$363,091
Gross profit	98,800	104,197	105,735	94,424
Net income (loss)	7,274	10,754	15,000	(374)
Basic net income (loss) per share (1)	$0.07	$0.11	$0.15	$—
Diluted net income (loss) per share (1)	$0.07	$0.11	$0.15	$—

1.	Net income (loss) per share calculations for each quarter are based on the weighted average basic and diluted shares outstanding for that quarter and may not total to the full year amount.

Note 20. Segment Reporting

We evaluate segment performance based on segment income or loss from operations. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to our chief operating decision-maker (CODM). Our chief executive officer serves as our CODM.

We organize our businesses under three geographic-based segments: the Americas, EMEA and APAC. Our CODM reviews segment results on this basis for purposes of allocating resources and assessing performance. Each segment’s results reflect the results of our subsidiaries within that geographic region. Revenues reported by a segment reflect the customer contracts held by that segment, regardless of the geographic location of that customer. Some segments incur expenses for the benefit of the group or other segments; however, these expenses are not allocated. We present corporate expenses related to public company reporting costs and other costs that would not be required by the segments if they were operating on a standalone basis as unallocated corporate costs.

The following table presents net sales and other financial information by business segment (in thousands):

	Year Ended September 30, 2019
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales (1)	$1,384,675	$260,617	$51,158	$—	$1,696,450
Income (loss) from operations (2)	117,239	1,779	4,580	(45,086)	78,512
Interest expense, net	45,313	5,612	98	—	51,023
Capital expenditures	18,881	1,531	709	—	21,121
Depreciation and amortization	25,063	3,937	376	—	29,376

(1)	For fiscal 2019, approximately 13% of our total net sales were derived from one individual customer, which was reported under the Americas, EMEA and APAC segments.

(2)
Unallocated corporate costs for fiscal 2019 consisted of payroll and personnel costs of $9.9 million, stock-based compensation expenses of $5.7 million, professional fees of $28.3 million, $8.2 million of which was related to the Merger, and other corporate expenses of $1.2 million.

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

	Year Ended September 30, 2017
	Americas	EMEA	APAC	Unallocated Corporate Costs	Consolidated
Net sales (1)	$1,142,366	$258,072	$28,991	$—	$1,429,429
Income (loss) from operations (2) (3)	(213,501)	25,138	(172)	(20,260)	(208,795)
Interest expense, net	35,936	3,786	99	—	39,821
Capital expenditures	5,659	3,165	99		8,923
Depreciation and amortization	24,765	3,321	266	—	28,352

(1)	For fiscal 2017, nearly 11% of our total net sales were derived from one individual customer, which was reported under the Americas, EMEA and APAC segments.

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

	As of September 30, 2019
	Americas	EMEA	APAC	Consolidated
Total assets	$1,461,556	$269,205	$64,037	$1,794,798
Goodwill	204,183	51,190	11,271	266,644

	As of September 30, 2018
	Americas	EMEA	APAC	Consolidated
Total assets	$1,485,453	$248,937	$55,086	$1,789,476
Goodwill	204,183	51,190	11,271	266,644

Geographic Information

We operated principally in the United States, United Kingdom and other foreign geographic areas in Americas, Europe and emerging markets, such as Asia, Pacific Rim and the Middle East.

Net sales by geographic area, for the years ended September 30, 2019, 2018, and 2017, were as follows (dollars in thousands):

	Years Ended September 30,
	2019		2018		2017
	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales
United States of America	$1,260,444	74.3%	$1,173,429	74.7%	$1,062,523	74.3%
United Kingdom	191,725	11.3%	182,124	11.6%	179,160	12.5%
Other foreign countries	244,281	14.4%	214,897	13.7%	187,746	13.2%
All foreign countries	436,006	25.7%	397,021	25.3%	366,906	25.7%
Total	$1,696,450	100.0%	$1,570,450	100.0%	$1,429,429	100.0%

We determine the geographic area based on the origin of the sale.

Our long-lived assets consist of property and equipment, net, intangible assets, net and investment in joint ventures. Long-lived assets by geographic area, for the years ended September 30, 2019 and 2018, were as follows (in thousands):

	Years Ended September 30,
	2019	2018
United States of America	$169,716	$169,377
All foreign countries	41,706	48,832
	$211,422	$218,209

Product and Services Information

Net sales by product categories, for the years ended September 30, 2019, 2018 and 2017 were as follows (dollars in thousands):

	Year Ended September 30, 2019
	Americas		EMEA		APAC		Consolidated
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Hardware	$643,169	46.5%	$117,926	45.3%	$16,851	32.9%	$777,946	45.9%
Chemicals (1)	575,211	41.5%	123,244	47.3%	28,418	55.6%	726,873	42.8%
Electronic components	113,618	8.2%	8,196	3.1%	1,240	2.4%	123,054	7.3%
Bearings	23,986	1.7%	6,039	2.3%	3,118	6.1%	33,143	2.0%
Machined parts and other	28,691	2.1%	5,212	2.0%	1,531	3.0%	35,434	2.0%
Total	$1,384,675	100.0%	$260,617	100.0%	$51,158	100.0%	$1,696,450	100.0%
(1)    Includes CMS contracts

	Year Ended September 30, 2018
	Americas		EMEA		APAC		Consolidated
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Hardware	$604,448	47.5%	$119,438	45.6%	$9,006	24.7%	$732,892	46.7%
Chemicals (1)	508,031	39.9%	124,832	47.6%	24,096	66.1%	656,959	41.8%
Electronic components	106,393	8.4%	7,939	3.0%	543	1.5%	114,875	7.3%
Bearings	28,221	2.2%	6,394	2.4%	1,597	4.4%	36,212	2.3%
Machined parts and other	24,800	2.0%	3,484	1.4%	1,228	3.3%	29,512	1.9%
Total	$1,271,893	100.0%	$262,087	100.0%	$36,470	100.0%	$1,570,450	100.0%
(1)    Includes CMS contracts

	Year Ended September 30, 2017
	Americas		EMEA		APAC		Consolidated
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Hardware	$533,064	46.7%	$127,167	49.3%	$4,993	17.2%	$665,224	46.6%
Chemicals (1)	465,722	40.8%	114,435	44.3%	21,882	75.5%	602,039	42.1%
Electronic components	92,869	8.1%	7,108	2.8%	183	0.6%	100,160	7.0%
Bearings	27,570	2.4%	5,600	2.2%	1,396	4.8%	34,566	2.4%
Machined parts and other	23,141	2.0%	3,762	1.4%	537	1.9%	27,440	1.9%
Total	$1,142,366	100.0%	$258,072	100.0%	$28,991	100.0%	$1,429,429	100.0%
(1)    Includes CMS contracts

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a‑15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2019.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement filed within 120 days after September 30, 2019 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days after September 30, 2019.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after September 30, 2019. Such information is incorporated into this Item 10 by reference.

ITEM 11.  EXECUTIVE COMPENSATION

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after September 30, 2019. Such information is incorporated into this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after September 30, 2019. Such information is incorporated into this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after September 30, 2019. Such information is incorporated into this Item 13 by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after September 30, 2019. Such information is incorporated into this Item 14 by reference.

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

WESCO AIRCRAFT HOLDINGS, INC.

Date:	November 25, 2019	By:	/s/ Todd S. Renehan
Todd S. Renehan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD S. RENEHAN	Chief Executive Officer and Director
Todd S. Renehan	(principal executive officer)	November 25, 2019

/s/ KERRY A. SHIBA	Executive Vice President and Chief Financial
Kerry A. Shiba	Officer (principal financial officer)	November 25, 2019

/s/ HOWARD D. ROSEN	Vice President and Corporate Controller
Howard D. Rosen	(principal accounting officer)	November 25, 2019

/s/ RANDY J. SNYDER
Randy J. Snyder	Chairman of the Board of Directors	November 25, 2019

/s/ DAYNE A. BAIRD
Dayne A. Baird	Director	November 25, 2019

/s/ THOMAS M. BANCROFT
Thomas M. Bancroft	Director	November 25, 2019

/s/ PAUL E. FULCHINO
Paul E. Fulchino	Director	November 25, 2019

/s/ JAY L. HABERLAND
Jay L. Haberland	Director	November 25, 2019

/s/ SCOTT E. KUECHLE
Scott E. Kuechle	Director	November 25, 2019

/s/ ADAM J. PALMER
Adam J. Palmer	Director	November 25, 2019

/s/ ROBERT D. PAULSON
Robert D. Paulson	Director	November 25, 2019

/s/ JENNIFER M. POLLINO
Jennifer M. Pollino	Director	November 25, 2019

/s/ NORTON A. SCHWARTZ
Norton A. Schwartz	Director	November 25, 2019

Exhibit Index

Exhibit Number	Description
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

3.2	Amended and Restated Bylaws of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333-173381))
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed herewith)
10.1
Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., RBC Capital Markets, KeyBank National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., BBVA Compass Bank, PNC Bank, National Association, Raymond James Bank, N.A. and the lenders party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.2
First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated February 28, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 28, 2014 (File No. 001-35253))

10.3
Third Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of March 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2016 (File No. 001-35253))

10.4
Fourth Amendment to Credit Agreement by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of October 4, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2016 (File No. 001-35253))

10.5
Fifth Amendment to Credit Agreement by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2017 (File No. 001-35253))

10.6
Sixth Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated November 2, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2017 (File No. 001-35253))

10.7
Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.8
Executive Severance Agreement between Todd Renehan and Wesco Aircraft Hardware Corp., dated February 6, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (File No. 001-35253))

10.9
Transaction Bonus Opportunity and Severance Agreement Amendment Letter, dated August 8, 2019, between Wesco Aircraft Holdings, Inc. and Todd Renehan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2019 (File No. 001-35253))

10.10
Executive Severance Agreement between Kerry A. Shiba and Wesco Aircraft Hardware Corp., dated September 15, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2017 (File No. 001-35253))

Exhibit Number	Description
10.11
Transaction Bonus Opportunity and Severance Agreement Amendment Letter, dated August 8, 2019, between Wesco Aircraft Holdings, Inc. and Kerry Shiba (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 9, 2019 (File No. 001-35253))

10.12
Retention Bonus Opportunity and Severance Agreement Amendment Letter, dated August 8, 2019, between Wesco Aircraft Holdings, Inc. and Alex Murray(Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 9, 2019 (File No. 001-35253))

10.13
Transaction Bonus Opportunity and Severance Agreement Amendment Letter, dated August 8, 2019, between Wesco Aircraft Holdings, Inc. and Declan Grant(Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 9, 2019 (File No. 001-35253))

10.14	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-35253))
10.15
Wesco Aircraft Holdings, Inc. 2011 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333- 173381))

10.16	Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement dated December 18, 2014 (File No. 001-35253))
10.17
Amendment to the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement dated December 14, 2018 (File No. 001-35253))

10.18	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333- 173381))
10.19	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.20	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A dated June 27, 2011 (Registration No. 333-173381))
10.21	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 001-35253))
10.22	Form of Performance Stock Unit Agreement (fiscal 2017 grant) (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K dated November 28, 2017 (File No. 001-35253))
10.23
Wesco Aircraft Holdings, Inc. Amended and Restated Management Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual report on Form 10-K dated November 15, 2018 (File No. 001-35253)))

10.24
Amended and Restated Management Agreement between Wesco Aircraft Holdings, Inc. and Carlyle Investment Management, L.L.C. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))

10.25
Amended and Restated Stockholders Agreement of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))

10.26
Form of Wesco Aircraft Holdings, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333- 173381))

Exhibit Number	Description
10.27
Lease Agreement between Wesco Aircraft Hardware Corp. and Avenue Scott, LLC, dated as of October 1, 2004 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.28
First Amendment to Lease Agreement between Wesco Aircraft Hardware Corp. and Avenue Scott, LLC, dated as of June 24, 2019 (Incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2019 (Registration No. 333-35253))

10.29
Lease Agreement between Wesco Aircraft Hardware Corp. and WATX Properties, LLC, dated as of January 1, 2004 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

10.30
First Amendment to Lease Agreement between Wesco Aircraft Hardware Corp. and WATX Properties, LLC, dated as of June 24, 2019 (Incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2019 (Registration No. 333-35253))

10.31
Lease Agreement between Wesco Aircraft Europe Ltd. and Snyder Family Living Trust, dated as of January 1, 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A dated May 12, 2011 (Registration No. 333-173381))

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)