Form 10-K/A
period 2019-09-30
Wesco Aircraft Holdings, Inc
filed 2020-01-06
CIK 1378718

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
The number of shares of common stock (par value $0.001 per share) of the registrant outstanding as of January 3, 2020, was 100,167,900.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (this Amendment) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was originally filed with the Securities and Exchange Commission (the SEC) on November 26, 2019 (the Original Report and, as amended by this Amendment, the Annual Report on Form 10-K), and is being filed solely for the purpose of providing certain information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated by reference in the Form 10-K either from our definitive proxy statement for our 2019 annual meeting of stockholders filed within 120 days after September 30, 2019, our fiscal year-end, or included in an amendment to the Original Report filed within 120 days after September 30, 2019. We are filing this Amendment to include such omitted information as part of the Original Report because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. The cover page of the Original Report is amended to delete the reference to the incorporation by reference to portions of a definitive proxy statement.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4, both of which are filed herewith.

Except as specifically set forth herein, this Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

Terms used but not defined herein are as defined in the Original Report.

CERTAIN DEFINITIONS AND RECENT DEVELOPMENTS

Unless otherwise noted in this Amendment, the term “Wesco Aircraft” means Wesco Aircraft Holdings, Inc., our top-level holding company, and the terms “Wesco,” “the Company,” “we,” “us,” “our” and “our Company” mean Wesco Aircraft and its subsidiaries, including (1) Wesco Aircraft Hardware Corp. (Wesco Aircraft Hardware), which is our primary historical domestic operating company, and the sole member of Haas Group International, LLC, which we acquired, along with Haas Group, Inc. (now Haas Group, LLC) and its direct and indirect subsidiaries (collectively, Haas), on February 28, 2014, and (2) Wesco Aircraft EMEA, Ltd. (Wesco Aircraft EMEA), which succeeded Wesco Aircraft Europe, Ltd. (Wesco Aircraft Europe) as our primary foreign operating company.

On August 8, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Wolverine Intermediate Holding II Corporation, a Delaware corporation (Parent), and Wolverine Merger Corporation, a Delaware corporation and a direct wholly owned subsidiary of Parent (Merger Sub), pursuant to which Parent will acquire the Company for $11.05 per share through the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the Merger). Parent and Merger Sub are affiliates of Platinum Equity Advisors, LLC, a U.S.-based private equity firm. The closing of the Merger is subject to customary closing conditions. For additional information about the Merger, see Part I, Item 1A. "Risk Factors - Risks Related to the Merger" and Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Original Report.

References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2019” or “fiscal 2019” means the period from October 1, 2018 to September 30, 2019.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names and other information pertaining to each director serving on our Board of Directors.

Director	Age, Principal Occupation, Business Experience, Other Directorships Held and Director Qualifications	Director Since
Dayne A. Baird (Class I)
Mr. Baird, age 43, is a Managing Director at The Carlyle Group (Carlyle) where he focuses on buyouts, privatizations and strategic minority investments throughout the United States in the aerospace, defense and government services sectors. Mr. Baird has been with Carlyle since 2003. Prior to joining Carlyle, Mr. Baird worked in the mergers and acquisitions and global industrial groups of Lehman Brothers from 2000 to 2003, where he focused on transactions in the industrial, aerospace and defense sectors. Mr. Baird also currently serves on the board of directors of Novetta Solutions, where he is a member of the Audit Committee and Compensation Committee, and previously served on the boards of ARINC Incorporated, where he was a member of the Audit Committee, and Landmark Aviation, where he was a member of the Audit Committee and Compensation Committee.

2010

The Company's Board of Directors (the Board) has concluded that Mr. Baird should serve as a director because, in addition to his demonstrated leadership as a Managing Director at Carlyle, he brings valuable insight to the Board about the global aerospace and defense industries, as well as debt and equity capital markets. As a result of his current service as a director of Novetta Solutions and his prior service as a director of ARINC Incorporated and Landmark Aviation, Mr. Baird also brings valuable knowledge to the Board about the operations, compensation programs and corporate governance of other companies.

Jay L. Haberland (Class I)
Mr. Haberland, age 69, retired from United Technologies Corporation (UTC), a publicly traded provider of high technology products and services to the building and aerospace industries, in 2008 after over 14 years of service at the company. During his 14 years at UTC, Mr. Haberland held various senior management positions, including Vice President of Business Controls from 2003 until 2008, Vice President Finance and Chief Financial Officer for Sikorsky Aircraft Corporation, a subsidiary of UTC, from 1999 until 2003, Vice President and Controller from 1996 until 1999, Acting Chief Financial Officer from 1997 until 1998 and Director of Internal Audit from 1994 until 1996. Prior to joining UTC, he served in a variety of capacities at The Black & Decker Corporation (now Stanley Black & Decker) (Black & Decker) from 1986 until 1994, including Vice President of Finance and Chief Financial Officer of the Commercial and Industrial Group, Vice President & General Auditor and Director of Internal Audit for Emhart Corporation, a manufacturing company that was acquired by Black & Decker. Mr. Haberland began his career at Price Waterhouse (now PricewaterhouseCoopers), where he worked from 1973 until 1986. Mr. Haberland also currently serves as a director of Ducommun Incorporated (Ducommun) and National Technical Systems, Inc. (NTS), and is chairman of the Audit Committee for both. Mr. Haberland is also a member of the board of trustees of Alfred University, where he is chairman of the Finance Committee.

2011

The Board has concluded that Mr. Haberland should serve as a director based on his background in auditing and finance, his experience in the aerospace industry and his service as an executive officer at both UTC and Black & Decker, all of which the Board believes positions Mr. Haberland to bring strong leadership to the Board. In addition, the Board believes that Mr. Haberland’s current experience as a director and chair of the Audit Committees at both Ducommun and NTS allows for him to bring valuable insights to the Board about the operations, audit function and corporate governance of other companies.

Jennifer M. Pollino (Class I)
Ms. Pollino, age 55, has served as an Executive Coach and Consultant at JMPollino, LLC since 2012. Prior to that, Ms. Pollino served as Executive Vice President-Human Resources and Communications at Goodrich Corporation (Goodrich), a leading global supplier of systems and services to the aerospace and defense industry, from 2005 to 2012. Ms. Pollino also served in various general management and financial roles for several Goodrich manufacturing and service operating divisions between 1992 and 2005. Ms. Pollino currently serves on the Board of Directors of Crane Co., where she is a member of the Audit Committee and the Management Organization and Compensation Committee, and Kaman Corporation (Kaman), where she is a member of the Personnel and Compensation Committee and the Governance Committee. She previously served on the Board of Directors of the Society for Human Resources Management, where she was a member of the Audit Committee.

2014

The Board has concluded that Ms. Pollino should serve as a director based on her prior experience as a senior executive at Goodrich and her current service as a director of Crane Co. and Kaman. In particular, the Board believes that Ms. Pollino’s familiarity with accounting, finance, operations, general management, human resources and corporate governance allows her to bring strong leadership, valuable insights and a unique perspective to the Board.

Todd S. Renehan (Class I)
Mr. Renehan, age 57, has served as the Company’s Chief Executive Officer and as a member of the Board since 2017. Prior to that, he had served as the Company’s Executive Vice President and Chief Commercial Officer since 2014. From 2013 to 2014, Mr. Renehan served as Haas' President, and prior to that, he served as Haas’ Executive Vice President and Chief Commercial Officer from 2010 to 2013. In 2010, he served as Chief Commercial Officer for Damco, a division of Maersk, a leading global provider of transportation and freight solutions, and from 1985 through 2009, he worked for Ryder, a global provider of transportation services, in multiple capacities, ultimately serving as Executive Vice President of Sales, Marketing and Rental.

The Board has concluded that Mr. Renehan should serve as a director based on the insights that he can provide as our Chief Executive Officer, as well as through his prior experience as our Executive Vice President and Chief Commercial Officer. In addition, the Board believes that Mr. Renehan’s vast commercial experience in our industry allows for him to bring strong leadership and valuable insights to the Board.

2017
Paul E. Fulchino (Class II)
Mr. Fulchino, age 73, has served as an Operating Partner of AE Industrial Partners, a private equity firm that invests in aerospace and power generation companies, since 2014. From 2000 until his retirement in 2010, Mr. Fulchino served as Chairman, President and Chief Executive Officer of Aviall, Inc., a leading solutions provider of aftermarket supply-chain management services for the aerospace and defense industries, which became a wholly-owned subsidiary of The Boeing Company on September 20, 2006. Mr. Fulchino had previously served as President and Chief Operating Officer of BE Aerospace, Inc. from 1996 to 1999 and President and Vice Chairman of Mercer Management Consulting, Inc. from 1990 to 1996. He also currently serves on the board of directors of Spirit Aerosystems Holdings, Inc. (Spirit), where he is chair of the Compensation Committee and a member of the Corporate Governance and Nominating Committee.

The Board has concluded that Mr. Fulchino should serve as a director because he brings a unique perspective to the Board regarding the global aerospace industry, particularly as a result of his extensive experience in the aerospace aftermarket industry. In addition, as a result of his current service as a director of Spirit, Mr. Fulchino brings valuable knowledge to the Board about the operations, compensation programs and corporate governance of another public company.

2008

Scott E. Kuechle (Class II)
From 2005 until his retirement in 2012, Mr. Kuechle, age 60, served as Executive Vice President and Chief Financial Officer of Goodrich. Prior to that, Mr. Kuechle served as Goodrich’s Corporate Controller from 2004 until 2005, Corporate Treasurer from 1998 until 2004, Director of Finance and Banking (Assistant Treasurer) from 1994 until 1998, Director of Finance for one of Goodrich’s Business Units from 1989 until 1994 and in various financial roles in Goodrich’s Corporate and Business Segment Offices from 1983 until 1989. Mr. Kuechle also currently serves on the board of directors of Kaman, where he is chair of the Audit Committee and a member of the Corporate Governance Committee, and previously served on the board of directors of Esterline Technologies Corporation (Esterline).

The Board has concluded that Mr. Kuechle should serve as a director based on his prior experience as an executive officer at Goodrich and a director at Esterline and his current service on the board of directors, Audit Committee and Corporate Governance Committee of Kaman. The Board believes that Mr. Kuechle’s experience at Goodrich, Esterline and Kaman, in particular as it relates to corporate finance, the audit function, corporate governance and risk management of public companies, allows for him to bring strong leadership and valuable insights to the Board.

2012
Robert D. Paulson (Class II)
Mr. Paulson, age 74, has served as the Chief Executive Officer of Aerostar Capital LLC, a private equity investment firm, since he founded the firm in 1997. Prior to founding Aerostar Capital, Mr. Paulson retired from McKinsey & Company, Inc., an international management consulting firm, where he had served as the Los Angeles Office Manager from 1982 to 1989, led the Global Aerospace and Defense Practice from 1985 to 1997 and was twice elected to McKinsey’s board of directors. He also currently serves on the board of directors of Ducommun, where he is the independent lead director and is also a member of the Compensation Committee and the Corporate Governance and Nominating Committee, and previously served on the board of directors of Nationwide Health Properties, Inc. (NHP) (Mr. Paulson also served on the board of Ventas, Inc. after it acquired NHP in 2011).

2006

The Board has concluded that Mr. Paulson should serve as a director because of his extensive experience as a consultant and investor in the aerospace and defense industries, which provides a unique perspective to the Board, particularly with respect to the development and execution of business strategies. In addition, as a result of his current service as a director of Ducommun and his prior service as a director of NHP/Ventas, Mr. Paulson brings valuable knowledge to our Board about the operations, compensation programs, corporate governance and audit function of other public companies.

Thomas M. Bancroft (Class III)
Mr. Bancroft, age 53, founded Makaira Partners LLC (Makaira Partners) in 2007, and currently serves as its Managing Member, Portfolio Manager and Chief Investment Officer. Makaira Partners is a private investment management firm based in La Jolla, California that manages investment partnerships for individuals, family offices, endowments and non-profit organizations. Prior to founding Makaira Partners, Mr. Bancroft spent thirteen years, the last six as the Portfolio Manager and Senior Managing Director, at Plaza Investment Managers, Inc. (Plaza), a wholly owned investment subsidiary of GEICO Corporation (GEICO). Plaza managed a $3.5 billion equity portfolio for GEICO, an auto insurance subsidiary of Berkshire Hathaway. Mr. Bancroft began his career as a staff writer and reporter for Financial World Magazine and Forbes Magazine, respectively. Mr. Bancroft currently serves as a Trustee of Francis Parker School in San Diego and is the Chair of the Investment Committee.

The Board has concluded that Mr. Bancroft should serve as a director based on the unique perspective that he brings as a significant stockholder of the Company through his position as Managing Member, Portfolio Manager and Chief Investment Officer of Makaira Partners, as well as his prior experience at Plaza. Mr. Bancroft was originally appointed to the Board pursuant to a cooperation agreement dated February 20, 2015 between the Company and Makaira Partners.

2015

Adam J. Palmer (Class III)
Mr. Palmer, age 47, is a Managing Director of Carlyle and has been the Head of the Global Aerospace, Defense and Government Services sector team since 2011. Mr. Palmer joined Carlyle in 1996 as a member of the Aerospace, Defense and Government Services sector team. Prior to joining Carlyle, Mr. Palmer was with Lehman Brothers focusing on mergers, acquisitions and financings for defense electronics and information services companies. He also currently serves on the board of directors of Dynamic Precision Group, Global Jet Capital, Novetta Solutions, Sequa Corporation, StandardAero, Forgital Group, Vigor Industrial LLC and Triumph Group, Inc., where he serves on the Compensation and Management Development Committee and the Executive Committee and is the chair of the Finance Committee. Mr. Palmer previously served on the board of directors of RPK Capital Management Group, LLC and Landmark Aviation.

The Board has concluded that Mr. Palmer should serve as a director because, in addition to his demonstrated leadership as a Managing Director of Carlyle and his extensive experience in private equity and investment banking, he brings additional perspectives to the Board about the global aerospace and defense industries. In addition, as a result of his current service as a director of Dynamic Precision Group, Global Jet Capital, Novetta Solutions, Sequa Corporation, StandardAero, Forgital Group, Vigor Industrial LLC and Triumph Group, Inc., where he serves on the Compensation and Management Development Committee and the Executive Committee and is the chair of the Finance Committee, Mr. Palmer brings valuable knowledge to the Board about the operations, corporate finance, compensation programs and corporate governance of other companies.

2006
Norton A. Schwartz (Class III)
General Schwartz, age 68, has served as the President and Chief Executive Officer of Business Executives for National Security since 2013 and assumed the role of President, Institute for Defense Analyses in January 2020. In 2012, General Schwartz retired from the United States Air Force after nearly 40 years of service. From 2008 to 2012, he was the Chief of Staff of the United States Air Force, serving as the senior uniformed Air Force officer responsible for the organization, training and equipping of active duty, guard and reserve forces and civilian workforce serving in the United States and overseas. As Chief of Staff, General Schwartz was a member of the Joint Chiefs of Staff providing military advice to the Secretary of Defense, the National Security Council and the President. Prior to that, he served as Commander of the United States Transportation Command from 2005 to 2008 and Director for Operations and Director of the Joint Staff from 2002 to 2005. General Schwartz previously served on the board of directors of Cobham plc (Cobham), CAE, Inc. (CAE) and Braidy Industries (Braidy) and as a trustee of the Institute for Defense Analyses.

The Board has concluded that General Schwartz should serve as a director because, in addition to the leadership he demonstrated throughout his distinguished military career, he brings extensive knowledge to the Board about the military aerospace industry. As a result of his prior service as a director of Cobham, CAE and Braidy and as a trustee of the Institute for Defense Analyses, General Schwartz also brings valuable knowledge to the Board about the operations and corporate governance of other companies and organizations.

2013
Randy J. Snyder (Class III)	Mr. Snyder, age 70, served as our President and Chief Executive Officer from 1977 until 2014, and has been the Chairman of the Board since 2006. The Board has concluded that Mr. Snyder should serve on the Board based upon his intimate knowledge of our operations and his role in leading our transition from a small niche distributor to the world’s leading independent distributor and provider of comprehensive supply chain management services to the global aerospace industry, based on annual sales.	2006

Executive Officers

Set forth below is biographical information for each of our current executive officers who is not also a director.

Kerry A. Shiba

Mr. Shiba, age 65, has served as the Company’s Executive Vice President and Chief Financial Officer since 2017. Prior to joining the Company, Mr. Shiba served as Executive Vice President, Chief Financial Officer and Secretary of Superior Industries International, Inc. (Superior), a publicly-traded global manufacturer of aluminum wheels for the automotive industry, from 2010 to 2017. Before joining Superior, Mr. Shiba served as Senior Vice President, Chief Financial and Restructuring Officer and President of the Original Equipment Business Unit at Remy International, Inc., a leading manufacturer of rotating electrical components for the automotive industry, from 2006 to 2008. Prior to that, he served in roles of increasing responsibility within the finance and accounting organization at Kaiser Aluminum Corporation (Kaiser Aluminum), a leading producer of fabricated aluminum products for aerospace, general engineering, automotive and custom industrial applications, from 1998 to 2006. Mr. Shiba’s tenure at Kaiser Aluminum included service as Vice President and Controller, Fabricated Products Group from 1998 to 2002; Vice President and Treasurer from 2002 to 2004; and Vice President and Chief Financial Officer from 2004 to 2006. Prior to joining Kaiser Aluminum, he served in various roles within the finance and accounting organization at Goodrich from 1981 to 1998, concluding his career at Goodrich as the Vice President and Controller of Specialty Chemicals. Mr. Shiba began his career at Ernst & Young, L.L.P., where he served on the audit staff, and later as a consultant, from 1978 to 1981.

Alex Murray

Mr. Murray, age 50, joined the Company in 2000 and has served as President and Chief Operating Officer since 2017. Prior to that, he served as Executive Vice President and Chief Operations Officer (previously, Vice President of Global Operations) from 2010 to 2017, EU Managing Director from 2005 to 2010, Director of Contract Business from 2003 to 2005 and Logistic Manager from 2000 to 2003. Before joining Wesco, Mr. Murray was employed by BAE Systems in various roles within the logistics, procurement, supply chain and quality organizations.

Declan O. Grant

Mr. Grant, age 45, has served as our Executive Vice President and Chief Commercial Officer since April 2018. Prior to that, he served as our Executive Vice President, Global Strategic Sales from April 2017 through April 2018; Vice President, Global Strategic Sales from October 2015 through April 2017; and Vice President of Sales, Americas from October 2014 through October 2015. At the time Wesco acquired Haas in 2014, Mr. Grant had served as Haas’ Senior Vice President, Sales and Marketing since October 2012, and he continued to serve in a similar role at Wesco until October 2014.

Communications with the Board

All interested parties who wish to contact the Board may send written correspondence to Wesco Aircraft Holdings, Inc., 24911 Avenue Stanford, Valencia, California 91355, Attention: John Holland. Communications may be addressed to an individual director, to the non-management or independent directors as a group or to the Board as a whole, marked as confidential or otherwise. Communications not submitted confidentially, which are addressed to directors that discuss business or other matters relevant to the activities of our Board, will be preliminarily reviewed by the office of the Secretary and then distributed either in summary form or by delivering a copy of the communication. Communications marked as confidential will be distributed, without review by the office of the Secretary, to the director or group of directors to whom they are addressed. With respect to other correspondence received by the Company that is addressed to one or more directors, the Board has requested that the following items not be distributed to directors, because they generally fall into the purview of management, rather than the Board: junk mail and mass mailings, product and service complaints, product and services inquiries, résumés and other forms of job inquiries, solicitations for charitable donations, surveys, business solicitations and advertisements.

Committees of the Board

The Board currently has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Finance Committee. The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are each available without charge on the Investor Relations portion of our website at www.wescoair.com, or by written request directed to Wesco Aircraft Holdings, Inc., 24911 Avenue Stanford, Valencia, California 91355, Attention: John Holland. The following is a brief description of each of our committees.

Our Audit Committee is responsible, among its other duties and responsibilities, for overseeing our accounting and financial reporting processes, the audits of our financial statements, the qualifications and independence of our independent registered public accounting firm and the performance of our internal audit function and independent registered public accounting firm. Our Audit Committee reviews and assesses the qualitative aspects of our financial reporting, our processes to manage business and financial risks and our compliance with significant applicable legal, ethical and regulatory requirements. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm.

The Audit Committee is currently comprised of Messrs. Paulson (chair), Haberland and Kuechle. The Board has determined that Messrs. Paulson, Haberland and Kuechle are each financially literate and are each an “audit committee financial expert,” as such term is defined under the applicable regulations of the SEC. The Compensation Committee is currently comprised of Messrs. Baird (chair) and Fulchino and Ms. Pollino. The Nominating and Corporate Governance Committee is currently comprised of Messrs. Palmer (chair), Bancroft and Schwartz. The Finance Committee is currently comprised of Messrs. Kuechle (chair), Baird, Bancroft and Haberland.

Code of Business Conduct and Ethics

We have adopted a written code of ethics (the Code of Business Conduct and Ethics) that applies to our directors, officers and employees. This Code of Business Conduct and Ethics is designed to comply with SEC regulations and New York Stock Exchange (NYSE) listing standards related to codes of conduct and ethics and is posted on the Investor Relations portion of our website at www.wescoair.com. A copy of our Code of Business Conduct and Ethics is also available free of charge, upon request directed to Wesco Aircraft Holdings, Inc., 24911 Avenue Stanford, Valencia, California 91355, Attention: John Holland. We intend to disclose any amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics on our website within four business days following the date of any amendment or waiver.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own, or are part of a group that owns, more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of Forms 3, 4 and 5 and amendments thereto and other information obtained from our directors and officers and certain 10% stockholders or otherwise available to us, we believe that no director, officer or beneficial owners of more than 10% of our total outstanding common shares failed to file the reports required by Section 16(a) of the Exchange Act on a timely basis during fiscal 2019.

ITEM 11.  EXECUTIVE COMPENSATION

This Part III, Item 11. “Executive Compensation” provides an overview and analysis of (i) the elements of our compensation program for our named executive officers (“NEOs”) identified below, (ii) the material compensation decisions made for the fiscal year ended September 30, 2019 and reflected in the executive compensation tables that follow this Part III, Item 11. “Executive Compensation” and (iii) the material factors considered in making those decisions.
Our Named Executive Officers
For the fiscal year ended September 30, 2019 our NEOs are:

•	Todd Renehan, Chief Executive Officer,

•	Kerry Shiba, Executive Vice President and Chief Financial Officer,

•	Alex Murray, President and Chief Operating Officer, and

•	Declan Grant, Executive Vice President and Chief Commercial Officer.

The above reflects our NEOs’ principal positions as of September 30, 2019 and includes all individuals who were serving as our executive officers on such date.
Executive Summary
Our Business
Founded in 1953 by the father of our current Board Chairman, we have grown to serve over 7,000 customers, which are primarily in the commercial, military and general aviation sectors, including the leading original equipment manufacturers and their subcontractors, through which we support nearly all major Western aircraft programs, and also sell products to airline-affiliated and independent maintenance, repair and overhaul providers. We also service customers in the automotive, energy, health care, industrial, pharmaceutical and space sectors. We have approximately 3,300 employees and operate across 55 locations in 17 countries.
Merger Transaction
On August 8, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Wolverine Intermediate Holding II Corporation, a Delaware corporation (Parent), and Wolverine Merger Corporation, a Delaware corporation and a direct wholly owned subsidiary of Parent (Merger Sub), pursuant to which Parent will acquire the Company for $11.05 per share through the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the Merger). Parent and Merger Sub are affiliates of Platinum Equity Advisors, LLC, a U.S.-based private equity firm. The closing of the Merger is subject to customary closing conditions. Certain of our compensation decisions for fiscal 2019 were impacted by the execution of the Merger Agreement, as we described below.
Wesco 2020 Initiative
During fiscal 2018, we initiated a comprehensive business assessment to determine the steps necessary to improve our operational and financial performance. The assessment led to the development of “Wesco 2020,” with the following key initiatives:

•	Align our footprint with our customer and supplier base to enhance service, improve operating efficiency and reduce costs.

•	Refine our organizational structure to drive greater accountability, enhance capabilities, reduce management layers, eliminate duplication and lower costs.

•	Invest strategically in people and capabilities, including automation and business tools to drive more effective inventory management and greater efficiency.

In connection with Wesco 2020, we also implemented an executive retention and performance award program designed to retain key executives and align incentive compensation with our Wesco 2020 strategic initiatives, which were earned throughout fiscal 2019. This program consisted of supplemental restricted share units (RSUs) and performance share units (PSUs) that were awarded to our NEOs in fiscal 2018, which are discussed below under the heading “Long-Term Equity Incentive Awards-Wesco 2020 Awards.”
2019 Compensation Highlights
Our executive compensation program has been designed to motivate, reward, attract and retain high caliber management deemed essential to ensure our success. As we have had substantial turnover in our executive team in recent years, at the outset of fiscal 2019, we focused on designing compensation programs that would drive retention among our management team and promote stockholder value by providing meaningful and realistic performance incentives aligned to our key strategic initiatives going forward. Key compensation highlights for fiscal 2019 included:

•
Target compensation levels. We maintained total target pay levels that our Compensation Committee believes are in-line with market comparables and reasonably consistent with our historical pay levels for these positions.

•
Annual Cash Awards. Target annual cash incentive awards were initially intended to be determined primarily (80%) based on pre-set Bonus EBITDA (as defined below under the heading “Annual Performance-Based Compensation for Fiscal 2019”) and Bonus Cash Flow (as defined below under the heading “Annual Performance-Based Compensation for Fiscal 2019”) metrics that were designed to be challenging and set in connection with our annual budgeting process. As a result of the execution of the Merger Agreement, we determined that fiscal 2019 cash incentive awards would be paid at the target level in recognition of the extraordinary efforts of our management team in connection with the Merger.

•
Long-Term Incentive Plan Design. Long-term incentive grants for fiscal 2019 were consistent with fiscal 2018 grants and consisted of 25% stock options, 25% PSUs and 50% RSUs. As in prior years, regular annual PSU awards are earned based on achievement of relative total shareholder return (TSR) and return on invested capital metrics (ROIC).

•
Retention Bonuses. In connection with the execution of the Merger Agreement, we entered into retention agreements with each of our NEOs to ensure their dedication and focus through and beyond the implementation of the Merger. The retention bonuses are generally subject to continued employment and generally will be paid 50% upon the closing of the Merger and 50% on the six-month anniversary of the closing of the Merger (100% on the six-month anniversary for Mr. Murray).

Elements and Objectives of Executive Compensation
The primary elements of our executive compensation program and their corresponding objectives are summarized in the following table:

Compensation Element	Description and Objectives
Base Salary	Recognizes performance of job responsibilities and is a necessary tool to attract and retain executives.
Annual performance-based compensation	Promotes near-term performance objectives and rewards individual contributions.
Long-term equity incentive awards	Emphasizes our long-term performance objectives, retention and value creation. Annual equity award grants are made in the form of stock options, PSUs and RSUs.
Severance and change in control benefits
Encourages the continued attention and dedication of key individuals and allows them to focus on the value to stockholders when considering strategic alternatives. Unless a change in control occurs severance for all executives is generally limited to one year of compensation or less.

Retirement savings (401(k))	Provides an opportunity for tax-efficient savings and long-term financial security. No executive retirement plan is offered.
Other elements of compensation and perquisites	Limited benefits and perquisites attract and retain talented executives in a cost-efficient manner by providing benefits with high perceived values at relatively low cost to us.
Retention bonuses	Ensures the dedication and focus of NEOs through and beyond the implementation of the Merger.

Decision Processes
The Compensation Committee, in consultation with our Chief Executive Officer for NEOs other than our Chief Executive Officer, has authority to determine and approve compensation decisions with respect to our NEOs. In alignment with the objectives set forth above, the Compensation Committee has historically determined overall compensation, and its allocation among the elements described above, in reliance upon the judgment and general industry knowledge of its members obtained through years of service with comparably-sized companies in our industry and similar industries. Since fiscal 2014, the Compensation Committee has used the services of an independent compensation consultant, Semler Brossy, to provide assistance in developing executive compensation programs. In fiscal 2019, the Compensation Committee also engaged Pearl Meyer for assistance related to compensation benchmarking. See below under the heading “-Compensation Overview-Role of Compensation Consultant.”
Say on Pay Outcome for Fiscal 2018
As the Compensation Committee made its fiscal 2019 compensation decisions, it considered that over 95% of our stockholders who voted on the advisory vote to approve NEO compensation at our last annual meeting of stockholders had voted in favor of approving the compensation.
Consistent with this level of support, at the outset of fiscal 2019, we continued to implement the compensation policies and practices we have developed in recent years, which we believe reflect a robust “pay for performance” culture within our Company.
Compensation Overview
Our overall executive compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with our success and their contribution to that success. We believe compensation should be structured to ensure that a significant portion of compensation opportunity will be related to factors that directly and indirectly influence stockholder value.
Total compensation for our NEOs has been allocated between cash and equity compensation taking into consideration the balance between providing short-term incentives and long-term investment in our financial performance to align the interests of management with stockholders. The variable annual incentive award and the equity awards are designed to ensure that total compensation reflects our overall success or failure and to motivate the NEOs to meet appropriate performance measures.
This approach has resulted in a significant weighting of compensation toward variable and long-term incentive compensation awards, which represent a significant majority of the compensation opportunities for our NEOs.

	Percentage of Total Target Direct Pay (1)
Name	Base Salary (%)	Target Bonus (%)	Target Equity Awards (%)
Todd Renehan	25.00	25.00	50.00
Kerry Shiba	30.77	23.08	46.15
Alex Murray	30.77	23.08	46.15
Declan Grant	36.36	18.18	45.45
___________________
(1) The total target direct pay includes the NEO’s base salary (as adjusted in fiscal 2019, if applicable), target bonus and target regular equity award value for fiscal 2019 (as adjusted in fiscal 2019, if applicable). Retention bonus opportunities entered into in connection with the Merger are excluded.
Determination of Compensation Awards
The Compensation Committee is provided with the authority to determine and approve the compensation awards available to our NEOs and is charged with reviewing our executive compensation policies and practices to ensure adherence to our compensation philosophies and that the total compensation paid to our NEOs is fair, reasonable and competitive, taking into account our position within our industry and the level of expertise and experience of our NEOs in their positions.
Role of Compensation Consultant
We retained Semler Brossy to provide advice with respect to certain executive compensation matters for fiscal 2019, which included advising on the relevant peer group for PSU awards. Semler Brossy does not provide any other services to our management. The Compensation Committee has assessed Semler Brossy’s independence and concluded that no conflict of interest exists that would prevent Semler Brossy from providing executive compensation advice to the Compensation Committee. Additionally, in September 2018, we engaged the services of Pearl Meyer, an independent compensation consultant, to provide compensation benchmarking for our Chief Financial Officer. For this purpose, Pearl Meyer provided the Compensation Committee with survey data; however, such data did not identify the companies by name.
Use of Peer Group Data
The Compensation Committee reviews competitive pay practices in determining compensation for our executives, including our NEOs, and generally seeks to target individual pay levels that are competitive with the market, which the Compensation Committee views as at or near the 50th percentile of our peer group, which we refer to as “market.” The Compensation Committee considers peer group data in determining whether compensation levels in general are reasonably aligned with market levels and whether our compensation practices and policies remain competitive in the markets in which we compete for executive talent and stockholder investment. For fiscal 2019, the identified peer group consisted of the following companies:

•	Triumph Group, Inc.

•	Aerojet Rocketdyne Holdings, Inc.

•	Moog Inc.

•	Applied Industrial Technologies, Inc.

•	MSC Industrial Direct Co., Inc.

•	AAR Corp.

•	Teledyne Technologies Incorporated

•	Curtiss-Wright Corporation

•	Beacon Roofing Supply, Inc.

•	Astronics Corporation

•	Kaman Corporation

•	Hexcel Corporation

•	DXP Enterprises, Inc.

•	HEICO Corporation

•	Echo Global Logistics, Inc.

•	Park-Ohio Holdings Corp.

Base Compensation for Fiscal 2019

We set base salaries for our NEOs generally at a level we deem necessary to attract and retain individuals with superior talent, using the methodologies described above. The Compensation Committee reviews and evaluates base salaries for our NEOs annually, but formulaic base salary increases are not provided to the NEOs. Effective December 30, 2018, the base salaries of our NEOs received were increased as follows:

Name	Base Salary Prior to December 30, 2018	Base Salary Following December 30, 2018
Todd Renehan	$600,000	$675,000
Kerry Shiba	$450,000	$500,000
Alex Murray	$500,000	$512,500
Declan Grant	$331,500	$341,500
Annual Performance-Based Compensation for Fiscal 2019
We structure our compensation programs to reward NEOs based on the Company’s performance and the individual executive’s contribution to that performance. Under the Management Incentive Plan (the MIP), certain key employees, including NEOs, are eligible to receive annual cash incentive awards in the event certain specified corporate financial performance goals are achieved and based on individual performance considerations.
Under the terms of the MIP, the NEOs have target bonus amounts based upon a percentage of their base salaries. The NEOs’ target bonus amounts for fiscal 2019 are set forth in the table below.

Fiscal 2019 Target Bonus
Name	As % of Base Salary
Todd Renehan	100
Kerry Shiba	75
Alex Murray	75
Declan Grant	50
Our NEOs have the ability to earn more or less than their target bonus amounts for over performance or under performance, as determined with reference to the applicable performance goals. None of our NEOs has a guaranteed minimum annual performance bonus.
Awards paid under the MIP are based upon the level of achievement in relation to two Company-wide performance metrics, Bonus EBITDA (40% of MIP opportunity) and Bonus Cash Flow (40% of MIP opportunity), as well as individual performance (20% of MIP opportunity). For this purpose, “Bonus EBITDA” is defined generally as our earnings before interest, taxes, depreciation expense and amortization expense, management and transaction fees and extraordinary and non-recurring items. “Bonus Cash Flow” is generally defined as our net cash from operating activities less capital expenditures. We use Bonus EBITDA and Bonus Cash Flow as the primary performance metrics to determine the amount of awards paid under our annual bonus plan because the Compensation Committee believes that these metrics most directly correlate to the creation of value for our stockholders in relation to our financial performance over the annual performance period. Individual performance is generally based on personal contributions, as described in more detail below.
For each performance year, the Compensation Committee assigns a target, threshold and maximum value to each performance metric. The maximum award for each metric is 200% of the target amount, which is payable only upon achievement of maximum-level performance for the metric.
Award amounts for performance between the threshold and target, and target and maximum levels increase linearly (from 0% to 100% and 100% to 200%, respectively) depending upon the level of achievement for each metric relative to its approved target value. The Compensation Committee makes final determinations of the amounts payable under the MIP, in consultation with our Chief Executive Officer for NEOs other than our Chief Executive Officer, after receipt of the applicable financial information.
The following chart sets forth the threshold, target and maximum values for each performance metric for the fiscal year ended September 30, 2019:

Performance Metric	Threshold ($ MM)	Target ($ MM)	Maximum ($ MM)
Bonus EBITDA	154.0	176.0	193.6
Bonus Cash Flow	54.9	73.2	87.8

For the individual performance component, the Compensation Committee, in consultation with our Chief Executive Officer, established individual performance objectives for the NEOs to support our strategic objectives as well as to support the leadership and goals of their respective functional area. The individual performance objectives generally were based on one or more of the following: (i) improving employee engagement; (ii) improving contract renewal rates; (iii) developing and expanding our supply base; (iv) expansion of e-commerce operations; (v) establishing plans for business system and process improvements; (vi) developing improved inventory reporting; (vii) on-time delivery of products and services; (viii) achievement of certain revenue or other financial goals; and (ix) executing on key business initiatives.
As permitted by the Merger Agreement, the Compensation Committee determined that bonuses under the MIP for fiscal 2019 would be paid at not less than the target level, in recognition of the extraordinary efforts of our management team in connection with the negotiation of the Merger Agreement and implementation of the Merger. Annual bonuses were paid under the MIP at the 100% target level in early fiscal 2020.
Long-Term Equity Incentive Awards
Annual Long-Term Incentive Awards
We believe that providing a portion of our NEOs’ total compensation using a mix of equity-based awards encourages responsible and profitable growth, encourages executive retention, promotes a long-term focus and aligns executive and stockholder interests. For fiscal 2019, we granted the same mix of equity incentives as in fiscal 2018, which were as follows:

Award Type	% of Total Equity Incentives	Description/Vesting Terms
PSUs	25%	Awards vest after three years and are divided into two tranches based on ROIC and TSR
RSUs	50%	Time-based stock awards vest in three annual installments
Stock Options	25%	Options have an exercise price equal to the fair market value of our stock on the grant date and vest in three annual installments

As discussed above under the heading “-Compensation Overview,” a significant portion of our NEOs’ total compensation is weighted toward variable compensation awards. The number of stock options, RSUs and PSUs granted to each of our NEOs in fiscal 2019 and the relative targeted values of those awards are set forth in the following table.

Name	Number of Shares Subject to Stock Options (#)	Target Option Award Value ($)(1)	Number of Restricted Shares (#)	Target Restricted Stock Award Value ($)(1)	Number of PSUs (#)(2)	Target PSU Value ($)(1)	Target Total Award Value ($)	Target Total Award Value as a Multiple of Base Salary (#)
Todd Renehan	68,027	300,000	53,333	600,000	26,667	300,000	1,200,000	2.00
Kerry Shiba	38,265	168,750	30,000	337,500	15,000	168,750	675,000	1.50
Alex Murray	42,517	187,500	33,333	375,000	16,667	187,500	750,000	1.50
Declan Grant	23,491	103,594	18,417	207,188	9,208	103,594	414,375	1.25
___________________
(1) The targeted value for these awards was determined based on our closing stock price on the last trading day before the grant date of $11.25 per share, and with an estimated value being used for the option awards based on 38.6% of that stock price. The estimated option values used for purposes of this table may not precisely match the amounts shown in the “Option Awards” column of our Summary Compensation Table for Fiscal 2019, which amounts are based on the accounting grant date fair value of the awards.
(2) For each NEO, 75% of the PSUs awarded are based on the ROIC metric and 25% of the PSUs awarded are based on the TSR metric.

The PSUs were a component of our compensation program for fiscal 2019. Each PSU represents the right to receive one share (or an amount in cash equal to the fair market value of one share) of our common stock upon vesting. The PSUs will be earned and vest based on the Company’s achievement of specific performance goals over a performance period. For fiscal 2019 grants, PSUs may be earned at a level of up to 200% based on (a) ROIC (the “ROIC PSUs”) and (b) TSR as compared to the TSR of our peer group (the “TSR PSUs”). The TSR PSUs are measured over a three-year performance period from October 1, 2018 through September 30, 2021 and the ROIC PSUs are measured over the performance periods described below. The Compensation Committee believes that awards of PSUs will incentivize and closely connect our NEOs to long-term performance objectives.
For fiscal 2019 awards, the ROIC PSUs are further divided into three separate tranches, with each tranche representing a one-year performance period as follows:

•	1/3 of the ROIC PSUs will be earned based on ROIC performance for fiscal year 2019;

•	1/3 of the ROIC PSUs will be earned based on ROIC performance for fiscal year 2020; and

•	1/3 of the ROIC PSUs will be earned based on ROIC performance for fiscal year 2021.

We previously implemented this annualized approach to the ROIC PSUs in fiscal 2018. The ROIC goal for the first annual period of the 2019 PSU awards and the second annual period of the 2018 PSU awards was set during fiscal 2019 and goals for the successive two annual periods will be set during the fiscal year to which they relate.
For purposes of these awards, ROIC is defined as follows:

ROIC =	ROIC Adjusted Net Income
Book Value of Invested Capital

For this purpose:

•	“ROIC Adjusted Net Income” is defined as Adjusted Net Income, as reported in the Company’s earnings materials for the applicable fiscal year, plus Tax Adjusted Interest Expense.

•
“Tax Adjusted Interest Expense” is defined as “interest and other, net,” as reported in the Company’s earnings materials for the applicable fiscal year, adjusted for the tax effect of that item, which adjustment will be calculated in a manner that is consistent with the “adjustments for tax effect” that are made to Adjusted Net Income.

•
“Invested Capital” is defined as: total assets minus cash and cash equivalents, accounts payable, accrued expenses and other current liabilities, income taxes payable, other liabilities, deferred income taxes, goodwill and intangible assets, net.

•	The “Book Value of Invested Capital” will be calculated as of the last day of the applicable fiscal year.

For the 2019 tranche of ROIC PSUs, the number of PSUs earned will be equal to the target number of PSUs in such tranche multiplied by the ROIC Vesting Percentage, which will be determined as follows:

ROIC	Tranche 1 Vesting Percentage
< 10.4%	0%
>= 10.4% and < 11.4%	50%-100% (1)
11.4%	100%
> 11.4% and < 12.4%	100%-200% (1)
>= 12.4%	200%
___________________
(1) The ROIC Vesting Percentage will scale linearly relative to the level of ROIC achievement.
For purposes of the TSR PSUs, “TSR” means, as applicable, the Company’s or a member of the Peer Group’s total stockholder return for the performance period calculated based on the change in trading price of the applicable shares over such period (where the trading price for any date is calculated as the average of the closing price of the applicable shares of stock on the applicable securities exchange, where reasonably available, on such date and on the 20 preceding trading days) and assuming the reinvestment of all dividends and distributions paid on shares during such period. The “Peer Group” means the companies in our peer group for fiscal 2019, as listed above under the heading “-Compensation Overview- Use of Peer Group Data.”
The number of TSR PSUs earned will be equal to the target number awarded multiplied by the vesting percentage, which will be determined as follows:

TSR (1)	Vesting Percentage
< 25th Percentile	0%
>= 25th and < 50th Percentile	50%-100% (2)
50th Percentile	100%
> 50th and < 100th Percentile	100%-200% (2)
100th Percentile	200%
___________________
(1) If the Company’s TSR is negative over the Performance Period, the vesting percentage will not exceed 100%.
(2) The vesting percentage will scale linearly relative to the level of TSR achievement.
For fiscal 2019, the NEOs’ option, RSU and/or PSU award agreements contain confidentiality and assignment of inventions provisions for our benefit and prohibit executives from soliciting our employees, customers or suppliers to terminate their employment or arrangements, as applicable, with us, and where permitted by law, competing with our business for a period of one year following the termination of the NEO’s employment. If the NEO breaches any of the foregoing covenants, the award will be immediately and automatically cancelled and forfeited for no consideration as of the date of the breach.
PSUs for Performance Period Ending September 30, 2019 Vest at Target
In fiscal 2017, our NEOs each received ROIC PSUs and TSR PSUs with performance being measured over a three-year period that ended as of the end of fiscal 2019. These awards were structured in a manner similar to the fiscal 2019 PSU awards, except that for the ROIC PSUs, performance was measured 100% based on the Company’s ROIC for the last year of the three-year performance period. The ROIC threshold, target and maximum performance levels were 17.1%, 18.0% and 18.9%, respectively. For the three-year performance period ended September 30, 2019, our performance fell below the threshold level for both the ROIC PSUs and the TSR PSUs; however, as permitted by the Merger Agreement, the Compensation Committee determined to vest these awards at the target level.
Wesco 2020 Awards
In connection with our Wesco 2020 initiative, as discussed above under the heading “Executive Summary-Wesco 2020 Initiative,” in fiscal 2018, we granted PSUs and RSUs to our NEOs under the Wesco Aircraft Holdings, Inc. 2014 Incentive Award Plan, as amended (the 2014 Plan).
The PSUs were eligible to vest based on the “Annualized Run Rate Savings” realized in connection with Wesco 2020 and subject to each NEO’s continued employment with our Company through the end of the performance period on September 30, 2019. In December 2019, the Compensation Committee determined that the Wesco 2020 PSUs would vest at 100% of the target number of PSUs granted.
Defined Contribution Plans
We have a Section 401(k) Savings/Retirement Plan, or the 401(k) Plan, to cover our eligible employees. The 401(k) Plan permits eligible employees to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. After two full years of employment with us, plan participants vest in matching contributions made by us. Employees are eligible to participate in the 401(k) Plan the first day of the first calendar month following their date of hire. The 401(k) Plan is a safe harbor plan and is offered on a non-discriminatory basis to all of our employees, including NEOs, who meet the eligibility requirements. The Compensation Committee believes that matching and other contributions provided by us assist us in attracting and retaining talented employees and executives. The 401(k) Plan provides an opportunity for participants to save money for retirement on a tax-qualified basis and to achieve financial security, thereby promoting retention.

Employment and Severance Arrangements - Executive Severance Agreements
The Compensation Committee considers the maintenance of a sound management team to be essential to protecting and enhancing our best interests. To that end, we recognize that the uncertainty that may exist among management with respect to their “at-will” employment with us may result in the departure or distraction of management personnel to our detriment. Accordingly, the Compensation Committee determined that severance arrangements are appropriate to encourage the continued attention and dedication of these members of our management and to allow them to focus on the value to stockholders of strategic alternatives without concern for the impact on their continued employment.
We have entered into severance agreements with each NEO, which were amended pursuant to the transaction bonus letters (as described under the heading "Retention Bonuses" below) and provide that, upon our termination of the NEO’s employment without cause or by the NEO for good reason (each a “Qualifying Termination”), the NEO will be entitled to, subject to the NEO signing and not revoking a general release of claims, (i) severance payments equal to one times annual base salary; (ii) a pro-rated bonus for the year of termination (based on actual Company performance for the fiscal year); (iii) if applicable, continued use of the Company-owned or leased automobile, and reimbursement of operating and maintenance expenses, for six months after the termination date; and (iv) monthly payments of an amount equal to the COBRA premium required to continue group medical, dental and vision coverage for 12 months after the termination date.
If a Qualifying Termination occurs within three years after a change in control of the Company, the severance agreements provide that the NEO will be entitled to, in lieu of the amounts above, (i) severance payments equal to two times the sum of annual base salary plus target annual bonus amount; (ii) if applicable, continued use of the Company-owned or leased automobile, and reimbursement of operating and maintenance expenses, for six months after the termination date; and (iii) monthly payments of an amount equal to the COBRA premium required to continue group medical, dental and vision coverage for 24 months after the termination date. In addition, if a Qualifying Termination occurs within three years after a change in control of the Company, the severance agreements provide that all unvested equity or equity-based awards will fully vest, provided that any such awards that are subject to performance-based vesting conditions will only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement.
The foregoing amounts are in addition to the payment of all earned but unpaid base salary through the termination date and other vested benefits to which the NEO is entitled under the Company’s benefit plans and arrangements.
     The severance agreements contain non-disparagement and assignment of inventions provisions for our benefit and prohibit each NEO from (i) soliciting our employees for a period of two years following the termination of the NEO's employment and (ii) directly or indirectly engaging in a business that competes with Wesco Aircraft for a period of one year following the termination of the NEO's employment (or, in the case of Mr. Murray, 18 months following the date of a change in control of the Company, if later). In the event of the NEO's breach of any of these restrictive covenants, the Company will be entitled to specific performance and injunctive relief, in addition to any other remedy which may be available at law or in equity.
The severance agreements have an initial term of three years, subject to automatic extension for successive one-year periods thereafter unless the Company delivers notice of non-renewal to the NEO at least 90 days before the end of the then-current term. The severance agreements will remain in effect indefinitely following the closing date of the Merger.
“Cause” is defined in each NEO’s severance agreement to mean the NEO’s (i) material failure to comply with a lawful and reasonable directive of the Board or the NEO’s direct supervisor, (ii) willful misconduct, gross negligence or breach of a fiduciary duty that results in material harm to us or our affiliates, (iii) conviction, plea of no contest or imposition of unadjudicated probation for any felony or crime involving moral turpitude, (iv) unlawful use or possession of illegal drugs on our (or our affiliate’s) premises or while performing his duties or responsibilities to us or (v) commission of an act of fraud, embezzlement or misappropriation against us or our affiliates. “Good reason” is defined in each NEO’s severance agreement to mean (a) a material diminution in duties or responsibilities, (b) a material diminution in base salary or annual target bonus opportunity, (c) a material change in geographic location at which the NEO must perform his duties (excluding a relocation of the NEO’s principal place of employment within a 50-mile radius) or (d) the failure of the Company following an acquisition of all or substantially all of our assets or our business (whether by purchase, merger or otherwise) to obtain an agreement from any successor to assume and agree to perform the severance agreement.
Retention Bonuses
Each of our NEOs is party to a transaction bonus letter that provides for the payment of cash transaction bonus equal to 150% of such NEO's base salary. With respect to each NEO other than Mr. Murray, provided the consummation of a sale of all or substantially all of the assets or equity interests of the Company (a Company Sale) occurs, fifty percent (50%) of the transaction bonus will be paid to the NEO in cash within three business days following the closing of the Company Sale and the remaining fifty percent (50%) of the transaction bonus will be paid to the NEO in cash on the six month anniversary of the closing of the Company Sale, in each case, less applicable taxes and withholdings and subject to the NEO's continued employment with the Company through the applicable payment date. Mr. Murray's transaction bonus will be payable in cash in full on the six month anniversary of the closing of the Company Sale, less applicable taxes and withholdings and subject to Mr. Murray's continued employment with the Company through the payment date. If, on or following the closing of the Company Sale, the NEO's employment with the Company is terminated by the Company without cause or by the NEO for good reason (or, in the case of Mr. Murray, modified good reason), in each case, as such terms are defined in the applicable transaction bonus letter, then upon such termination the NEO will be paid the transaction bonus to the extent not already paid prior to such termination.

Name	Transaction Bonus
Todd Renehan	$1,012,500
Kerry Shiba	$750,000
Alex Murray	$768,750
Declan Grant	$512,250

Other Elements of Compensation and Perquisites
Our NEOs are eligible under the same plans as all other employees for medical, dental, vision and short-term disability insurance. In addition, we provide our NEOs with the personal use of Company automobiles and in certain instances dues related to country club memberships, which our NEOs use for both personal and professional purposes. We provide these benefits due to their relatively low cost and the high value they provide in attracting and retaining talented executives.
Policies and Other Considerations
Stock Ownership Policy
We believe that direct ownership in our Company provides our NEOs with a strong incentive to increase the value of our Company. Historically, our NEOs have held significant ownership positions in our Company and we have adopted formal stock ownership requirements to ensure continued meaningful equity ownership by our executives. Under the policy, our Chief Executive Officer and all other executive officers must hold 50% of the net settled shares received from the vesting, delivery or exercise of equity awards granted under the Company’s equity award plans until such time as they meet their applicable stock ownership threshold. The stock ownership threshold for our Chief Executive Officer is five times his annual base salary. The stock ownership threshold for all others covered by the policy is three times their annual base salary. The stock ownership policy also applies to our directors who receive compensation for their service as a director. The stock ownership threshold for such directors is three times their annual retainer, and such directors must also hold 50% of net settled shares until they reach their stock ownership threshold.
Clawback Policy
In November 2018, we adopted the Wesco Aircraft Holdings, Inc. Clawback Policy (the Clawback Policy). Our Clawback Policy applies to bonuses and/or equity-based awards granted to individuals who participate in our MIP or equity incentive programs. In the event of a restatement of our financial statements to correct a material error or inaccuracy that the Board, or one of its committees, determines resulted in whole or in part from the fraud or intentional misconduct of a participant, the Board, or an applicable committee thereof, will review all bonuses and equity-based awards paid or vested with respect to a participant on the basis of having met or exceeded performance goal(s) for performance periods beginning after fiscal year 2018. If it is determined that a lesser bonus or award would have been paid or vested with based upon the restated financial results, the Board, or an applicable committee thereof, may seek to recover or cause to be forfeited for the benefit of our Company the amount by which the participant’s bonus or award for the restated period exceeded such lesser bonus or award, plus a reasonable rate of interest. In addition, the Board or its applicable committee may cause the cancellation of the participant’s outstanding bonus or equity-based award opportunities and recovery of any additional amounts relating to prior bonuses or equity-based awards paid or vested with respect to the participant under our MIP or applicable equity incentive programs.
Hedging Policy
In January 2019, we adopted amendments to our Insider Trading Policy (the Insider Trading Policy) that prohibit our personnel, including officers and directors, from engaging in transactions in puts or calls, options, warrants or similar instruments with a value that derives from an equity security of the Company or selling such securities “short” or otherwise hedging Company securities. These restrictions are also applicable to hedging transactions through the purchase of financial instruments, such as prepaid variable forward contracts, equity swaps, collars and exchange funds, trading on margin or in margin-related derivatives, or any financial instruments or derivatives or entering into any contracts, warrants or the like for the purpose of hedging price movements in Company securities.

Summary Compensation Table for Fiscal 2019
The following table sets forth certain information with respect to the compensation paid to our NEOs for the fiscal years ended September 30, 2019, 2018 and 2017.

Name and Principal Position(1)	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Option Awards ($)(2)	Stock Awards ($)(2)	Bonus ($)	All Other Compensation ($)		Total ($)

Todd Renehan	2019	656,539	675,000	295,237	697,860	—	26,067	(3)	2,350,703
Chief Executive Officer	2018	600,000	588,000	299,547	1,247,616	—	24,705		2,759,868
	2017	457,748	—	82,265	1,219,742	175,494	23,132		1,958,381

Kerry Shiba	2019	490,385	375,000	166,070	392,550	—	36,526	(4)	1,460,531
Executive Vice President and Chief Financial Officer	2018	450,000	330,750	140,413	757,699	—	24,428		1,703,290
	2017	17,308	—	—	249,997	—	—		267,305
									—
Alex Murray	2019	509,135	384,375	184,524	392,550	—	28,435	(5)	1,499,019
President and	2018	500,000	348,750	187,214	915,333	—	34,426		1,985,723
Chief Operating Officer	2017	419,286	—	82,265	1,219,742	133,862	28,469		1,883,624
									—
Declan Grant	2019	341,435	170,750	101,951	240,984	—	37,737	(6)	892,857
Executive Vice President and Chief Commercial Officer	2018	329,750	162,435	60,845	457,942	—	36,624		1,047,596
___________________
(1) The above reflects our NEOs’ principal positions as of September 30, 2019.
(2) Amounts reported for 2019 represent the fair value of stock options and PSU awards considered to be granted in 2019, as determined in accordance with the requirement of FASB Topic 718, excluding the effect of estimated forfeitures. For 2019, the amounts shown include the TSR PSU awards and only one-third of the ROIC PSU awards approved by the Compensation Committee in 2019, representing, with respect to the ROIC PSUs, the portion related to 2019 performance and with respect to which the performance goals were established in 2019. The amount does not include the portion of the 2019 ROIC PSU grant that is scheduled to vest based on 2020 and 2021 performance goals that had not been established as of September 30, 2019. For the PSU awards considered to be granted in 2019 that are eligible to vest based on the attainment of performance conditions, the amount shown is based on the probable outcome (which reflects 100% vesting of the awards at the target level). If such awards are assumed to be earned at the maximum levels, the amounts that would be reflected in the table above would be: Mr. Renehan: $1,332,728; Mr. Shiba: $784,939; Mr. Murray: $951,652; and Mr. Grant: $469,745. For additional information about the PSUs, please see “-Long-Term Equity Incentive Awards-Annual Long-Term Incentive Awards.” We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our NEOs in Note 16 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2019.
(3) Includes $16,967 for use of a Company automobile and $9,100 for 401(k) matching contribution. The cost for personal use of a Company automobile includes costs associated with the lease, gas, insurance and maintenance of such automobile.
(4) Includes $27,949 for an automobile allowance, $7,000 for 401(k) matching contribution and $1,577 for reimbursement of moving-related expenses.
(5) Includes $19,335 for use of a Company automobile and $9,100 for 401(k) matching contribution. The cost for personal use of a Company automobile includes costs associated with the lease, gas, insurance and maintenance of such automobile.
(6) Includes $22,070 for use of a Company automobile, $9,100 for 401(k) matching contribution and $6,567 for the payout of accrued but unused vacation time. The cost for personal use of a Company automobile includes costs associated with the lease, gas, insurance and maintenance of such automobile.

Grants of Plan-Based Awards for Fiscal 2019

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Future Payout Under Equity Incentive Plan Awards (2)				All Other Stock Awards: Number of Share of Stock (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Todd Renehan		675,000	1,350,000
	10/01/18	—	—	13,334	26,667	53,334	(4)	—		—	—	106,397
	10/01/18	—	—	—	—	—		53,333	(5)	—	—	591,463
	10/01/18	—	—	—	—	—		—		68,027	11.09	295,237

Kerry Shiba		375,000	750,000
	10/01/18	—	—	7,500	15,000	30,000	(4)	—		—	—	59,850
	10/01/18	—	—	—	—	—		30,000	(5)	—	—	332,700
	10/01/18	—	—	—	—	—		—		38,265	11.09	166,070

Alex Murray		384,375	768,750
	10/01/18	—	—	8,334	16,667	33,334	(4)	—		—	—	66,497
	10/01/18	—	—	—	—	—		33,333	(5)	—	—	369,663
	10/01/18	—	—	—	—	—		—		42,517	11.09	184,524

Declan Grant		170,750	341,500
	10/01/18	—	—	4,604	9,208	18,416	(4)	—		—	—	36,740
	10/01/18	—	—	—	—	—		18,417	(5)	—	—	204,245
	10/01/18	—	—	—	—	—		—		23,491	11.09	101,951
___________________
(1) Amounts shown reflect the possible performance bonus payment amounts to our NEOs for fiscal 2019. The amounts actually paid to each NEO for fiscal 2019 are set forth under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal 2019 above.
(2) Amounts shown represent PSUs granted to each of our NEOs. For additional information about the PSUs, please see “-Long-Term Equity Incentive Awards-Annual Long-Term Incentive Awards.”
(3) Amount shown represents the fair value on the date of grant calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. With respect to the PSUs granted to each of our NEOs, the amount shown is based on the probable outcome with respect to performance.
(4) Represents the annual PSU awards granted under the 2014 Plan for fiscal 2019.
(5) Represents the annual RSU awards granted under the 2014 Plan for fiscal 2019.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding the stock options, restricted stock (including RSUs) and PSUs held by our NEOs as of September 30, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options—Exercisable (#)	Number of Securities Underlying Unexercised Options—Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Todd Renehan	—	—		—	—	35,556	(2)	391,472	—		—
	—	—		—	—	—		—	13,334	(3)	146,802
	—	—		—	—	—		—	30,303	(4)	333,636
	—	—		—	—	20,943	(5)	230,582	—		—
	—	—		—	—	15,706	(6)	172,923	—		—
	—	—		—	—	—		—	11,781	(7)	129,703
	—	—		—	—	—		—	105,820	(8)	1,165,078
	—	—		—	—	—		—	5,481	(9)	60,346
	22,675	45,352	(10)	11.09	10/1/2028	—		—	—		—
	57,220	28,610	(11)	9.55	10/2/2027	—		—	—		—
	34,256	—		13.5	10/2/2026	—		—	—		—
	33,254	—		12.06	10/1/2025	—		—	—		—
	39,300	—		16.76	10/1/2024	—		—	—		—

Kerry Shiba	—	—		—	—	20,000	(2)	220,200	—		—
	—	—		—	—	—		—	7,500	(3)	82,575
	—	—		—	—	—		—	22,727	(4)	250,224
	—	—		—	—	9,817	(5)	108,085	—		—
	—	—		—	—	7,362	(6)	81,056	—		—
	—	—		—	—	—		—	5,522	(7)	60,797
	—	—		—	—	—		—	27,624	(12)	304,140
	12,755	25,510	(10)	11.09	10/1/2028	—		—	—		—
	26,822	13,411	(11)	9.55	10/2/2027	—		—	—		—

Alex Murray	—	—		—	—	22,222	(2)	244,664	—		—
	—	—		—	—	—		—	8,334	(3)	91,752
	—	—		—	—	—		—	25,253	(4)	278,036
	—	—		—	—	13,089	(5)	144,110	—		—
	—	—		—	—	9,816	(6)	108,074	—		—
	—	—		—	—	—		—	7,363	(7)	81,067
	—	—		—	—	—		—	105,820	(8)	1,165,078
						—		—	5,481	(9)	60,346
	14,172	28,345	(10)	11.09	10.1.2028
	35,762	17,881	(11)	9.55	10/2/2027	—		—	—		—
	34,256	—		13.50	10/3/2026	—		—	—		—
	33,254	—		12.06	10/1/2025	—		—	—		—
	39,300	—		16.76	10/1/2024	—		—	—		—
	27,500	—		20.87	10/1/2023	—		—	—		—

	45,900	—		13.49	10/24/2022	—		—	—		—
	15,300	—		15.00	7/27/2021	—		—	—		—

Declan Grant	—	—		—	—	12,278	(2)	135,181	—		—
	—	—		—	—	—		—	4,604	(3)	50,690
	—	—		—	—	—		—	16,742	(4)	184,329
	—	—		—	—	4,254	(5)	46,837	—		—
	—	—		—	—	3,190	(6)	35,122	—		—
	—	—		—	—	—		—	2,393	(7)	26,347
	—	—		—	—	7,500	(5)	82,575	—		—
	—	—		—	—	—		—	1,797	(9)	19,785
	7,830	15,661	(10)	11.09	10/1/2028	—		—	—		—
	11,622	5,812	(11)	9.55	10/2/2027	—		—	—		—
	11,230	—		13.5	10/3/2026	—		—	—		—
	10,797	—		12.06	10/1/2025	—		—	—		—
	16,800	—		16.76	10/1/2024	—		—	—		—
___________________
(1) Market value has been calculated by multiplying the number of shares of stock or units by $11.01, the closing market price of our common stock on September 30, 2019, the last trading day of fiscal 2019.
(2) The shares will vest in two equal installments on September 30, 2020 and September 30, 2021, subject to the NEO’s continued service with us on each applicable vesting date.
(3) The PSUs will be earned and vest based on the Company’s achievement of (a) ROIC and (b) TSR amounts for performance periods that end September 30, 2021. Amounts shown reflect the threshold award amount. For additional information about the PSUs, please see “—Long-Term Equity Incentive Awards—Annual Long-Term Incentive Awards.”

(4) The PSUs vested at the target award amount during the first fiscal quarter of 2020. Amounts shown reflect the target award amount. For additional information about the PSUs, please see “—Long-Term Equity Incentive Awards—Wesco 2020 Awards.”

(5) The shares will vest on September 30, 2020, subject to the NEO’s continued service with us.
(6) Reflects PSUs with ROIC measurement period that concluded on September 30, 2018, for which 200% achievement of the applicable target was attained. The PSUs will vest after September 30, 2020. For additional information about the PSUs, please see “-Long-Term Equity Incentive Awards-Annual Long-Term Incentive Awards.”
(7) The PSUs will be earned and vest based on the Company’s achievement of (a) ROIC and (b) TSR amounts for performance periods that end September 30, 2020. Amounts shown reflect the threshold award amount. For additional information about the PSUs, please see “-Long-Term Equity Incentive Awards-Annual Long-Term Incentive Awards.”
(8) The shares will vest on April 26, 2020, subject to the NEO’s continued service with us and our achievement of a ROIC of at least 8% for the 12-month period from April 1, 2019 to March 31, 2020.
(9) The PSUs vested at the target award amount during the first fiscal quarter of 2020. Amounts shown reflect the threshold award amount. For additional information about the PSUs, please see “- Long-Term Equity Incentive Awards-Annual Long-Term Incentive Awards.”
(10) These options will become exercisable in two equal installments on September 30, 2020 and September 30, 2021, subject to the NEO’s continued service with us on each applicable vesting date.
(11) These options will become exercisable on September 30, 2020, subject to the NEO’s continued service with us.
(12) The shares will vest on September 18, 2020, subject to the NEO’s continued service with us and our achievement of a ROIC of at least 8% for the 12-month period from July 1, 2019 to June 30, 2020.

Options Exercised and Stock Vested in Fiscal 2019
The following table provides information regarding the exercise of options and vesting of our common stock held by our NEOs during the fiscal year ended September 30, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Todd Renehan	—	—	88,669	883,608
Kerry Shiba	—	—	42,544	399,890
Alex Murray	—	—	65,130	640,232
Declan Grant	—	—	42,913	421,534
___________________
(1) Represents the gross number of shares of our common stock acquired upon exercise of vested options without taking into account any shares that may be withheld to cover option exercise price or applicable tax obligations.
(2) Represents the value of exercised options calculated by multiplying (i) the gross number of shares of our common stock acquired upon exercise by (ii) the excess of per-share closing price of our common stock on the date of exercise over the exercise price of the option.
(3) Represents the value of vested shares calculated by multiplying (i) the gross number of shares acquired on vesting by (ii) the closing price of our common stock on the date of vesting.
Nonqualified Deferred Compensation and Pension Benefits
As of the end of fiscal 2019, none of our NEOs participated in any nonqualified deferred compensation or defined benefit pension plans or had any deferred compensation or pension amounts outstanding.

Potential Payments upon Termination or Change in Control
Each of Messrs. Renehan, Shiba, Murray and Grant has an agreement that provides for severance benefits upon a termination of employment. See “-Employment and Severance Arrangements - Executive Severance Agreements” above for a description of the severance agreements. In addition, each NEO is party to a transaction bonus letter that provides for the payment of cash transaction bonus equal to 150% of such NEO's base salary as described above under the heading “-Transaction Bonus Letter.” The table below summarizes the severance payments and benefits that would be made to each of these NEOs upon the occurrence of a Qualifying Termination of employment or Qualifying Termination within three years after a change in control, assuming that his termination of employment occurred on September 30, 2019.

Name	Payment Type	Qualifying Termination (no Change-in-Control) ($)(1)		Change-in-Control (no Qualifying Termination) ($)		Qualifying Termination Within Three Years After Change-in-Control ($)
Todd Renehan	Cash severance	1,350,000	(2)	1,012,500	(3)	3,712,500	(4)
	Use of Company car (5)	8,483		—		8,483
	Benefit continuation (6)	20,077		—		40,154
	Restricted stock and option vesting (7)(8)	—		—		1,828,903
	Performance stock units (9)	—		—		1,180,261
	Total	1,378,560		1,012,500		6,770,301

Kerry Shiba	Cash severance	875,000	(2)	750,000	(3)	2,500,000	(4)
	Use of Company car (5)	13,975		—		13,975
	Benefit continuation (6)	16,171		—		32,342
	Restricted stock and option vesting (7)(8)	—		—		652,005
	Performance stock units (9)	—		—		618,024
	Total	905,146		750,000		3,816,346

Alex Murray	Cash severance	896,875	(2)	768,750	(3)	2,562,500	(4)
	Use of Company car (5)	9,678		—		9,678
	Benefit continuation (6)	22,802		—		45,604
	Restricted stock and option vesting (7)(8)	—		—		1,579,959
	Performance stock units (9)	—		—		852,438
	Total	929,355		768,750		5,050,179

Declan Grant	Cash severance	512,250	(2)	512,250	(3)	1,536,750	(4)
	Use of Company car (5)	11,035		—		11,035
	Benefit continuation (6)	18,109		—		36,218
	Restricted stock and option vesting (7)	—		—		273,078
	Performance stock units (9)	—		—		413,095
	Total	541,394		512,250		2,270,176
___________________
(1) “Qualifying Termination” is defined in the NEO’s severance agreements to mean a termination of the NEO’s employment without cause or by the NEO for good reason.
(2) Amount represents severance equal to (i) one times annual base salary plus (ii) a cash equivalent bonus for the 2019 fiscal year.
(3) Amount represents the NEO's transaction bonus.
(4) Amount represents (i) severance equal to two times the sum of annual base salary plus target annual bonus amount plus (ii) the NEO’s transaction bonus.

(5) Consists of continued use of the Company-owned or leased automobile, and reimbursement of operating and maintenance expenses. The value of continued use was calculated by taking one-half of the applicable NEO’s fiscal 2019 car allowance.
(6) Consists of continuation of group health benefits. The value of the health benefits was calculated using an estimate of the cost to us of such health coverage based upon past experience.
(7) Amounts represent the aggregate value of the NEO’s unvested restricted stock (including RSUs) and stock options that would have vested on the applicable event. The value of the accelerated restricted stock was calculated by multiplying (x) the number of shares subject to the acceleration by (y) by the fair market value of a share of our common stock on September 30, 2019 ($11.01). The value of the accelerated stock option was calculated by multiplying (x) the number of shares subject to acceleration by (y) the excess, if any, of the fair market value of a share of our common stock on September 30, 2019 ($11.01) over the per share exercise price of the accelerated option.
(8) Vesting of performance-based restricted stock awards is subject to attainment of applicable performance goals at the end of the performance period. Amount shown assumes that performance goals are ultimately attained.
(9) Amounts realized in respect of PSU awards will be determined by the Board or the Compensation Committee based on our achievement of performance conditions at the time of the change in control. Amount shown is the target value of the PSUs or reflects actual achievement, if already determined, and is based on our closing stock price on September 30, 2019 of $11.01 per share; however, the actual amount received by the NEOs in respect of their PSU awards may be more or less depending on our actual performance as measured at the time of the change in control. For additional information about the PSUs, please see “-Long-Term Equity Incentive Awards-Annual Long-Term Incentive Awards.”
Compensation Risk
We have analyzed the potential risks arising from our compensation policies and practices, and have determined that there are no such risks that are reasonably likely to have a material adverse effect on us.
Director Compensation for Fiscal 2019
Directors who are our employees or employees of Carlyle (Messrs. Renehan, Palmer and Baird) receive no additional compensation for serving on our Board or its committees.
For their services as a member of our Board in fiscal 2019, each of our “non-employee” directors received a retainer of $150,000 ($200,000 for Mr. Snyder who serves as Chairman of the Board) and an additional payment for serving on one or more of our committees. For fiscal 2019, the Compensation Committee determined to pay the annual retainer either 50% in cash and 50% in shares of our restricted common stock or 100% in shares of our restricted common stock, at the election of the applicable director. The shares were granted during the first quarter of fiscal 2019 and vested quarterly over the remainder of the year. The cash payments were also paid quarterly. The number of shares for the fiscal 2019 retainer was determined based on the fair market value of the shares on grant date.
In fiscal 2019, we provided the following compensation to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Randy Snyder	100,000	100,000	200,000
Thomas M. Bancroft (1)	81,000	81,000	162,000
Paul E. Fulchino (2)	–	158,000	158,000
Jay L. Haberland (3)	83,000	83,000	166,000
Scott E. Kuechle (4)	85,000	85,000	170,000
Robert D. Paulson (5)	82,500	82,500	165,000
Jennifer M. Pollino (6)	79,000	79,000	158,000
Norton A. Schwartz (7)	78,000	78,000	156,000
___________________
(1) Mr. Bancroft received additional payments of $6,000 for serving as a member of our Nominating and Corporate Governance Committee and $6,000 for serving as a member of our Finance Committee.
(2) Mr. Fulchino received an additional payment of $8,000 for serving as a member of our Compensation Committee.
(3) Mr. Haberland received additional payments of $10,000 for serving as a member of our Audit Committee and $6,000 for serving as a member of our Finance Committee.
(4) Mr. Kuechle received additional payments of $10,000 for serving as a member of our Audit Committee and $10,000 for serving as the chair of our Finance Committee.

(5) Mr. Paulson received an additional payment of $15,000 for serving as the chair of our Audit Committee.
(6) Ms. Pollino received an additional payment of $8,000 for serving as a member of our Compensation Committee.
(7) Mr. Schwartz received an additional payment of $6,000 for serving as a member of our Nominating and Corporate Governance Committee.

Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information regarding the relationship between the annual total compensation of our employees and the annual total compensation of Mr. Renehan, our Chief Executive Officer. We consider the pay ratio specified herein to be a reasonable estimate, calculated in a manner intended to be consistent with Item 402(u) of Regulation S-K. We believe executive pay must be internally consistent and equitable to motivate our employees to create stockholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay our NEOs receive and the pay our non-managerial employees receive.
Mr. Renehan had fiscal 2019 annual total compensation of $2,350,703 as reflected in the Summary Compensation Table included in this Proxy Statement. Our median employee’s annual total compensation for 2019 was $40,011, as determined in the same manner as the total compensation for Mr. Renehan. Based on this information, for 2019, the estimated ratio of the median of the annual total compensation of all of our employees (other than our CEO) to the annual compensation of our CEO was 59 to 1.
There was no change in our employee population or employee compensation arrangements in fiscal year 2019 that we reasonably believe would significantly impact the Company’s pay ratio disclosure. Thus, in providing the foregoing disclosure, we were able to use the same median employee that was identified for purposes of our fiscal year 2018 pay ratio disclosure.
We identified the median employee for fiscal 2018 by determining the annual total compensation of each of our employees as of September 1, 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K. We considered all Company employees, including international employees and those working less than 40 hours per week, and included total annual cash compensation for purposes of determining the median employee, noting that employees near the median do not receive stock compensation or other perquisites as part of their compensation package.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with members of management and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

The Compensation Committee

Dayne A. Baird (Chair)
Paul E. Fulchino
Jennifer M. Pollino

Compensation Committee Interlocks and Insider Participation

For fiscal 2019, the Compensation Committee was comprised of Messrs. Baird and Fulchino and Ms. Pollino. None of the members of the Board who sat on the Compensation Committee during fiscal 2019 was an officer or employee of the Company during or prior to fiscal 2019. During fiscal 2019, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board or Compensation Committee. As a stockholder of the Company, Mr. Fulchino is a party to the Amended and Restated Stockholders Agreement, which is described in further detail under “Amended and Restated Stockholders Agreement” in Item 13 of this Amendment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the information regarding equity awards outstanding and available for future grants as of September 30, 2019.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Shareholders	3,462,840	(1)	$14.36	(2)	6,731,517	(3)
Equity Compensation Plans Not Approved By Shareholders	—		—		—
Total	3,462,840				6,731,517
___________________
(1) Consists of 2,135,597 outstanding options and 1,327,243 restricted stock units under the 2014 Plan.
(2) Weighted average exercise price of outstanding options under the 2014 Plan.
(3) Consists of shares available for future grant under the 2014 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of Wesco Aircraft common stock as of December 30, 2019, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of Wesco Aircraft common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group. Such information (other than with respect to our directors and executive officers and their affiliates) is based on a review of statements filed with the SEC pursuant to Sections 13(d) and 13(g) of the Exchange Act with respect to our common stock.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are not deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities, and some persons may be deemed to be beneficial owners of securities as to which such persons have no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of our common stock reported and the business address of each such beneficial owner is c/o Wesco Aircraft Holdings, Inc., 24911 Avenue Stanford, Valencia, California 91355.

	Common Stock Beneficially Owned
Name	Number	Percent of Class
Greater than 5% Stockholders:
Falcon Aerospace Holdings, LLC(1)	23,330,184	23.3%
Makaira Partners, LLC(2)	6,958,250	7.0%
Michael S. Neri(3)	10,519,173	10.5%
Frontier Capital Management Co., LLC(4)	6,448,204	6.4%
Dimensional Fund Advisors LP(5)	6,054,540	6.1%
Cove Street Capital, LLC(6)	5,211,427	5.2%
Directors and Named Executive Officers:
Randy J. Snyder(7)	699,821	*
Todd S. Renehan(8)	366,986	*
Kerry A. Shiba(9)	115,105	*
Alex Murray(10)	453,572	*
Declan Grant(11)	189,625	*
Dayne A. Baird	—	0
Thomas M. Bancroft(12)	7,072,842	7.1%
Paul E. Fulchino(13)	152,213	*
Jay L. Haberland	43,387	*
Scott E. Kuechle	72,698	*
Adam J. Palmer	—	0
Robert D. Paulson	51,579	*
Jennifer M. Pollino	30,240	*
Norton A. Schwartz	36,976	*
All executive officers and directors as a group(14 persons)	9,285,044	9.2%

___________________
*Denotes less than 1.0% of beneficial ownership.

(1)
Falcon Aerospace Holdings, LLC is the record holder of 23,330,184 shares of common stock. Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the sole shareholder of Carlyle Holdings I GP Inc., which is the managing member of Carlyle Holdings I GP Sub L.L.C., which is the general partner of Carlyle Holdings I L.P., which is the managing member of TC Group, L.L.C., which is the managing member of TC Group IV Managing GP, L.L.C., which is the managing member of Falcon Aerospace Holdings, LLC. Accordingly, each of these entities may be deemed to share beneficial ownership of the shares of common stock owned of record by Falcon Aerospace Holdings, LLC. The principal address of each of the foregoing entities is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004‑2505.

(2)
Makaira Partners, LLC is the beneficial owner of 6,958,250 shares of common stock. The address of the principal business office of the reporting person is 7776 Ivanhoe Avenue, #250, La Jolla, California 92037.

(3)
Includes (i) 1,425,448 shares of our common stock held by the Randy Snyder 2009 Extended Family Trust, (ii) 1,425,449 shares of our common stock held by the Susan Snyder 2009 Extended Family Trust, (iii) 1,278,046 shares of our common stock held by the Justin Henry Snyder Exempt Trust U/T Randy Snyder 2005 Grantor Trust, (iv) 1,278,046 shares of our common stock held by the Justin Henry Snyder Exempt Trust U/T Susan Snyder 2005 Grantor Trust, (v) 1,278,046 shares of our common stock held by the Joshua Jack Snyder Exempt Trust U/T Randy Snyder 2005 Grantor Trust, (vi) 1,278,046 shares of our common stock held by the Joshua Jack Snyder Exempt Trust U/T Susan Snyder 2005 Grantor Trust, (vii) 1,278,046 shares of our common stock held by the Todd Ian Snyder Exempt Trust U/T Randy Snyder 2005 Grantor Trust and (viii) 1,278,046 shares of our common stock held by the Todd Ian Snyder Exempt Trust U/T Susan Snyder 2005 Grantor Trust. The trusts described in (i) through (viii) above are collectively referred to herein as the Snyder Trusts. Mr. Neri, in his capacity as Managing Director of U.S. Trust

Company of Delaware, is the trustee for each of the Snyder Trusts, and in that role has voting power with respect to the shares held by the trusts and is deemed to be an indirect beneficial owner of such shares. Mr. Neri’s address is U.S. Trust Company of Delaware, 2951 Centerville Road, Suite 200, Wilmington DE 19808.

(4)
Based solely on information contained in a Schedule 13G/A (the Frontier Schedule 13G/A) filed with the SEC on February 11, 2019 by Frontier Capital Management Co., LLC (Frontier Capital Management). The address of Frontier Capital Management is 99 Summer Street, Boston, MA 02110. The Frontier Schedule 13G/A reported beneficial ownership as follows: sole voting power over 2,604,559 shares and sole dispositive power over 6,448,204 shares.

(5)
Based solely on information contained in a Schedule 13G (the Dimensional Schedule 13G) filed with the SEC on February 8, 2019 by Dimensional Fund Advisors LP (Dimensional Fund Advisors). The address of Dimensional Fund Advisors is Building One, 6300 Bee Cave Road, Austin, TX 78746. The Dimensional Schedule 13G reported beneficial ownership as follows: sole voting power over 5,757,887 shares and sole dispositive power over 6,054,540 shares.

(6)
Based solely on information contained in a Schedule 13G (the Cove Schedule 13G) filed with the SEC on February 13, 2018 by Cove Street Capital, LLC (Cove Street Capital) and Jeffrey Bronchick. The address of Cove Street Capital is 2101 East El Segundo Boulevard, Suite 302, El Segundo, CA 90245. The Cove Schedule 13G reported beneficial ownership as follows: shared voting power over 4,637,491 shares and shared dispositive power over 5,211,427 shares.

(7)	Consists of 147,321 shares of our common stock beneficially owned by Mr. Snyder and the right to acquire up to 552,500 shares pursuant to options.

(8)
Consists of 123,782 shares of our common stock beneficially owned by Mr. Renehan, the right to acquire up to 186,705 shares pursuant to options, 20,943 restricted stock units that are scheduled to vest on September 30, 2020 and 35,556 restricted stock units that are scheduled to vest in two equal installments on September 30, 2020 and 2021.

(9)
Consists of 45,711 shares of our common stock beneficially owned by Mr. Shiba, the right to acquire up to 39,577 shares pursuant to options, 9,817 restricted stock units that are scheduled to vest on September 30, 2020 and 20,000 restricted stock units that are scheduled to vest in two equal installments on September 30, 2020 and 2021.

(10)
Consists of 172,817 shares of our common stock beneficially owned by Mr. Murray, the right to acquire up to 245,444 shares pursuant to options, 13,089 restricted stock units that are scheduled to vest on September 30, 2020 and 22,222 restricted stock units that are scheduled to vest in two equal installments on September 30, 2020 and 2021.

(11)
Consists of 114,814 shares of our common stock beneficially owned by Mr. Grant, the right to acquire up to 58,279 shares pursuant to options, 4,254 restricted stock units that are scheduled to vest on September 30, 2020 and 12,278 restricted stock units that are scheduled to vest in two equal installments on September 30, 2020 and 2021.

(12)
Consists of 29,859 shares of our common stock beneficially owned by Mr. Bancroft, 49,200 shares held in an IRA and 35,533 shares held by Mr. Bancroft’s family members. Also includes 6,958,250 shares held by Makaira Partners, LLC. Mr. Bancroft serves as Managing Member, Portfolio Manager and Chief Investment Officer of Makaira Partners, LLC and is deemed to be a beneficial owner of such shares.

(13)	Consists of 91,094 shares of our common stock beneficially owned by Mr. Fulchino and 61,119 shares of our common stock held by a family trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

On September 29, 2006, the Company entered into a management agreement with TC Group, L.L.C. (TC Group), an affiliate of Carlyle, to provide certain financial, strategic advisory and consultancy services to the Company, and on July 27, 2011, upon the effectiveness of our registration statement on Form S-1 (the Registration Statement), that agreement was amended and restated (as amended, the Management Agreement) in order to substitute TC Group with Carlyle Investment Management, L.L.C. (CIM). Under the Management Agreement, we are obligated to pay CIM (or, prior to July 27, 2011, TC Group) an annual management fee of $1.0 million (paid quarterly) and to pay or reimburse CIM (or, prior to July 27, 2011, TC Group) for certain out-of-pocket expenses. The management fee was waived by CIM for fiscal 2019 and we paid expenses of approximately $0.1 million during fiscal 2019 related to the Management Agreement. The Management Agreement will terminate at such time as CIM or one or more of its affiliates no longer collectively control, in the aggregate, at least 15% of the Company’s common stock, or such earlier date as the Company and CIM may mutually agree.

Amended and Restated Stockholders Agreement

In connection with the acquisition of the Company by Carlyle, on September 29, 2006, we entered into a stockholders agreement with Falcon Aerospace Holdings, LLC, Randy Snyder, Susan Snyder, certain trusts holding shares of our common stock and members of management holding restricted shares of our common stock or options to purchase common stock. The stockholders agreement was amended on November 30, 2007 and further amended on April 17, 2008. Upon effectiveness of the Registration Statement on July 27, 2011, the stockholders agreement was amended and restated (the Amended and Restated Stockholders Agreement).

Pursuant to the Amended and Restated Stockholders Agreement, the affiliates of Carlyle that own Wesco shares (the Carlyle Stockholders) currently have the right to nominate three of the members of the Board, certain other stockholders who are party to the Amended and Restated Stockholders Agreement, including Randy Snyder (collectively, the Wesco Stockholders), have the right to nominate one of the members of the Board and the Board or a committee of the Board has the right to nominate the remaining directors, subject to the terms of the Cooperation Agreement. The number of Board members that the Carlyle Stockholders are entitled to nominate will be reduced to two directors if the Carlyle Stockholders hold less than 15% of our common stock and one director if the Carlyle Stockholders hold less than 10% of our common stock. The Carlyle Stockholders’ rights under the nomination provisions of the Amended and Restated Stockholders Agreement will terminate at such time as they hold less than 5% of our common stock. The Wesco Stockholders’ rights under the nominations provisions of the Amended and Restated Stockholders Agreement will also terminate at such time as they hold less than 5% of our common stock. In addition, for so long as Randy Snyder remains involved with our business, Mr. Snyder must be the Wesco Stockholders’ nominee. However, at such time as Mr. Snyder is no longer involved with our business, the Wesco Stockholders may nominate another director, provided that such nominee is deemed qualified to serve on the Board of a public company.

The Amended and Restated Stockholders Agreement contains restrictions on the transfer of our equity securities by the stockholders, as well as drag-along rights. In the event that we register any of our common stock following our initial public offering, these stockholders have the right to require us to use our best efforts to include the securities held by them, subject to certain limitations, including as determined by the underwriters, and have the right to cause us to effect registrations of shares on their behalf. The Amended and Restated Stockholders Agreement also requires us to indemnify the stockholders in connection with any such registration of our securities.

The Amended and Restated Stockholders Agreement terminates upon (i) a sale or change in control of the Company, (ii) such date as neither the Carlyle Stockholders nor the Wesco Stockholders in the aggregate hold 5% or more of the then-outstanding shares of our common stock or (iii) the approval of the Company and its stockholders who are parties to the Amended and Restated Stockholders Agreement.

Operating Leases

We lease several office and warehouse facilities under operating lease agreements (the Operating Lease Agreements) from entities affiliated with or controlled by Randy Snyder, who currently serves as our Chairman of the Board and is also a minority stockholder of the Company. Rent expense on these facilities was approximately $1.8 million for the fiscal year ended September 30, 2019. The Operating Lease Agreements expire by their terms between June 30, 2020 and December 31, 2020.

Employee Arrangements

Todd Snyder, the son of Randy Snyder, is employed by the Company as a Sales Excellence Project Advisor. During the fiscal year ended September 30, 2019, Todd Snyder’s total compensation (consisting of his annual base salary, bonus payments, stock-based compensation and other benefits) was approximately $155,554. Compensation for Todd Snyder was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions.

Related Person Transaction Policy

We have adopted a written policy relating to the evaluation of and the approval, disapproval and monitoring of transactions involving us and “related persons.” For the purposes of the policy, “related persons” include our executive officers, directors and director nominees or their immediate family members, or stockholders owning 5% or more of our outstanding common stock.

Our related person transactions policy requires:

•
that any transaction in which a related person has a material direct or indirect interest and that exceeds $120,000 (a “related person transaction”), and any material amendment or modification to a related person transaction, be evaluated and approved or ratified by our Audit Committee or by the disinterested members of the Audit Committee, as applicable; and

•
that any employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction must be approved by the Compensation Committee or recommended by the Compensation Committee to our Board for its approval.

In connection with the review and approval or ratification of a related person transaction:

•
management must disclose to the Audit Committee or the disinterested members of the Audit Committee, as applicable, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•
management must advise the Audit Committee or the disinterested members of the Audit Committee, as applicable, as to whether the related person transaction complies with the terms of the agreements governing our material outstanding indebtedness;

•
management must advise the Audit Committee or the disinterested members of the Audit Committee, as applicable, as to whether the related person transaction will be required to be disclosed in our SEC filings. To the extent it is required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with SEC rules; and

•
management must advise the Audit Committee or the disinterested members of the Audit Committee, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act).

In addition, the related person transaction policy provides that the Audit Committee, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under the rules and regulations of the SEC, the applicable listing exchange and the Internal Revenue Code.

All related person transactions described in this section, with the exception of Todd Snyder’s employment arrangement, occurred prior to adoption of this policy, and as such, these transactions were not subject to the approval and review procedures described above. Todd Snyder’s employment arrangement was ratified by Audit Committee in accordance with these approval and review procedures.

Board Independence

On November 7, 2019, after reviewing the independence requirements of the NYSE and considering the qualifications, experience and background of Messrs. Baird, Bancroft, Fulchino, Haberland, Kuechle, Palmer, Paulson and Schwartz and

Ms. Pollino, our Board designated each of them as an “independent” director within the meaning of the NYSE requirements. On November 7, 2019, the Board also designated each of Messrs. Haberland, Kuechle and Paulson as an “independent” director within the meaning of Rule 10A-3 under the Exchange Act, and each of Messrs. Baird and Fulchino and Ms. Pollino as independent under the heightened independent standards applicable to Compensation Committee members pursuant to the rules of the NYSE, as required by the SEC.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Firm Fees

Aggregate fees we were billed for the fiscal years ended September 30, 2019 and 2018 by our principal accounting firm, PricewaterhouseCoopers LLP, were as follows:

	2019	2018
Audit fees(a)	$2,883,200	$2,347,000
Audit-related fees(b)	575,000	119,000
Tax fees(c)	1,127,000	990,000
All other fees(d)	850,700	3,000
Total	$5,435,900	$3,459,000
___________________
(a)    Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as comfort letters, consents and assistance with and review of our SEC filings.
(b)    Audit-related fees include fees associated with assurance and related services traditionally performed by the independent registered public accounting firm and reasonably related to the performance of the audit or review of our financial statements. This category includes assistance in financial due diligence related to mergers, acquisitions and divestitures, accounting consultations, consultations concerning financial accounting and reporting standards, general advice on implementation of SEC and Sarbanes-Oxley Act requirements and audit services not required by statute or regulation.

(c)    Tax fees include fees associated with (i) tax compliance (preparation of tax returns, tax audits and transfer pricing), which were approximately $355,000 and $241,000 during the fiscal years ended September 30, 2019 and 2018, respectively, and (ii) tax planning (domestic and international tax planning, and tax planning for restructurings, mergers, acquisitions and divestitures), which were approximately $772,000 and $749,000 during the fiscal years ended September 30, 2019 and 2018, respectively.

(d)    All other fees include fees for services not captured in any of the above categories. For fiscal 2019, fees related primarily to business divestiture advisory services.

Pre-Approval of Independent Auditor Services

The Audit Committee pre-approves the fees and other terms of all engagements for audit and non-audit services provided by the independent auditor. All fees described above were pre-approved by the Audit Committee.

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

WESCO AIRCRAFT HOLDINGS, INC.

Dated:	January 6, 2020	By:	/s/ Todd S. Renehan
Todd S. Renehan Chief Executive Officer

Exhibit Index

Exhibit Number	Description
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
4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.2 to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))

10.1
Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., RBC Capital Markets, KeyBank National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., BBVA Compass Bank, PNC Bank, National Association, Raymond James Bank, N.A. and the lenders party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.2
First Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the lenders party thereto, dated February 28, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 28, 2014 (File No. 001-35253))

10.3
Third Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of March 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2016 (File No. 001-35253))

10.4
Fourth Amendment to Credit Agreement by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of October 4, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2016 (File No. 001-35253))

10.5
Fifth Amendment to Credit Agreement by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2017 (File No. 001-35253))

10.6
Sixth Amendment to Credit Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., the other subsidiaries party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated November 2, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2017 (File No. 001-35253))

10.7
Guarantee and Collateral Agreement, by and among Wesco Aircraft Holdings, Inc., Wesco Aircraft Hardware Corp., Barclays Bank PLC and the subsidiary guarantors party thereto, dated as of December 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 8, 2013 (Registration No. 001-35253))

10.8
Executive Severance Agreement between Todd Renehan and Wesco Aircraft Hardware Corp., dated February 6, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (File No. 001-35253))

10.9
Transaction Bonus Opportunity and Severance Agreement Amendment Letter, dated August 8, 2019, between Wesco Aircraft Holdings, Inc. and Todd Renehan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2019 (File No. 001-35253))

10.10
Executive Severance Agreement between Kerry A. Shiba and Wesco Aircraft Hardware Corp., dated September 15, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2017 (File No. 001-35253))

Exhibit Number	Description
10.11
Transaction Bonus Opportunity and Severance Agreement Amendment Letter, dated August 8, 2019, between Wesco Aircraft Holdings, Inc. and Kerry Shiba (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 9, 2019 (File No. 001-35253))

10.12
Retention Bonus Opportunity and Severance Agreement Amendment Letter, dated August 8, 2019, between Wesco Aircraft Holdings, Inc. and Alex Murray (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 9, 2019 (File No. 001-35253))

10.13
Transaction Bonus Opportunity and Severance Agreement Amendment Letter, dated August 8, 2019, between Wesco Aircraft Holdings, Inc. and Declan Grant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 9, 2019 (File No. 001-35253))

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
10.23
Wesco Aircraft Holdings, Inc. Amended and Restated Management Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual report on Form 10-K dated November 15, 2018 (File No. 001-35253))

10.24
Amended and Restated Management Agreement between Wesco Aircraft Holdings, Inc. and Carlyle Investment Management, L.L.C. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))

10.25
Amended and Restated Stockholders Agreement of Wesco Aircraft Holdings, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, dated August 17, 2011 (File No. 001-35253))

10.26
Form of Wesco Aircraft Holdings, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A dated June 6, 2011 (Registration No. 333- 173381))

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

21.1	List of Subsidiaries (Previously filed as Exhibit 21.1 to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))
23.1	Consent of Independent Registered Public Accounting Firm (Previously filed as Exhibit 23.1 to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))
31.1
Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed as Exhibit 31.1 to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))

31.2
Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed as Exhibit 31.2 to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))

31.3	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.4	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously furnished as Exhibit 32.1 to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))

101.INS
XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (Previously filed as Exhibit 101.INS to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))

101.SCH	XBRL Taxonomy Extension Schema Document (Previously filed as Exhibit 101.SCH to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Previously filed as Exhibit 101.CAL to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Previously filed as Exhibit 101.DEF to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Previously filed as Exhibit 101.LAB to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Previously filed as Exhibit 101.PRE to the Registrant’s Annual report on Form 10-K dated November 25, 2019 (File No. 001-35253))
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)